Form 10-Q
period 2013-06-30
ENANTA PHARMACEUTICALS INC
filed 2013-08-12
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 9, 2013, was 17,911,674 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$18,878	$10,511
Short-term marketable securities	75,668	33,251
Accounts receivable	876	1,049
Unbilled receivables	981	1,893
Prepaid expenses and other current assets	1,463	604

Total current assets	97,866	47,308
Property and equipment, net	1,152	611
Long-term marketable securities	20,217	1,656
Restricted cash	436	436
Other assets	—	2,151

Total assets	$119,671	$52,162

Liabilities, Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$918	$1,851
Accrued expenses	2,023	3,866
Deferred revenue	—	17

Total current liabilities	2,941	5,734
Warrant liability	1,784	2,001
Other long-term liabilities	535	498

Total liabilities	5,260	8,233

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series C, D, E, F, G-1 and G-2); $0.01 par value; no shares authorized, issued or outstanding at June 30, 2013; 45,421,288 shares authorized, and 43,115,343 shares issued and outstanding at September 30, 2012	—	158,955
Convertible preferred stock (Series A and B); $0.01 par value; no shares authorized, issued or outstanding at June 30, 2013; 566,450 shares authorized, issued and outstanding at September 30, 2012	—	327
Stockholders’ equity (deficit):
Common stock; $0.01 par value; 100,000,000 and 70,000,000 shares authorized at June 30, 2013 and September 30, 2012, respectively; 18,034,876 and 1,343,147 shares issued and 17,826,060 and 1,134,331 shares outstanding at June 30, 2013 and September 30, 2012, respectively	180	13
Additional paid-in capital	217,334	—
Treasury stock, at par value; 208,816 shares at June 30, 2013 and September 30, 2012, respectively	(2)	(2)
Accumulated other comprehensive income (loss)	(94)	10
Accumulated deficit	(103,007)	(115,374)

Total stockholders’ equity (deficit)	114,411	(115,353)

Total liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)	$119,671	$52,162

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Revenue	$1,649	$2,542	$30,704	$39,848
Operating expenses:
Research and development	4,039	4,925	12,541	10,860
General and administrative	1,788	1,145	4,433	3,603

Total operating expenses	5,827	6,070	16,974	14,463

Income (loss) from operations	(4,178)	(3,528)	13,730	25,385
Other income (expense):
Interest income	64	48	146	77
Interest expense	(7)	—	(23)	—
Change in fair value of warrant liability	(17)	(21)	217	(11)

Total other income, net	40	27	340	66

Net income (loss)	(4,138)	(3,501)	14,070	25,451
Accretion of redeemable convertible preferred stock to redemption value	—	(1,330)	(2,526)	(4,035)
Net income attributable to participating securities	—	—	(13,670)	(19,606)

Net income (loss) attributable to common stockholders	$(4,138)	$(4,831)	$(2,126)	$1,810

Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$(4.31)	$(0.30)	$1.68
Diluted	$(0.23)	$(4.31)	$(0.30)	$1.52
Weighted average common shares outstanding:
Basic	17,819,813	1,120,400	7,052,989	1,075,993
Diluted	17,819,813	1,120,400	7,052,989	2,436,637

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(4,138)	$(3,501)	$14,070	$25,451

Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax of $0	(87)	—	(104)	(14)

Total other comprehensive loss	(87)	—	(104)	(14)

Comprehensive income (loss)	$(4,225)	$(3,501)	$13,966	$25,437

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$14,070	$25,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	148	133
Non-cash interest expense	23	—
Change in fair value of warrant liability	(217)	11
Stock-based compensation expense	777	181
Gain on disposal of property and equipment	(100)	(63)
Premium on marketable securities	(1,170)	—
Amortization of premium on marketable securities	697	361
Change in operating assets and liabilities:
Accounts receivable	173	(1,712)
Unbilled receivables	912	(1,516)
Prepaid expenses and other current assets	(291)	(159)
Other assets	22	—
Accounts payable	(620)	(65)
Accrued expenses	(1,288)	1,001
Deferred revenue	(17)	—
Other long-term liabilities	37	702

Net cash provided by operating activities	13,156	24,325

Cash flows from investing activities
Purchases of property and equipment	(404)	(141)
Proceeds from sales of property and equipment	—	66
Purchases of marketable securities	(100,253)	(46,248)
Sales of marketable securities	2,454	14,050
Maturities of marketable securities	36,625	3,850
Change in restricted cash	—	1,140

Net cash used in investing activities	(61,578)	(27,283)

Cash flows from financing activities
Proceeds from exercise of stock options	437	126
Proceeds from initial public offering, net of underwriting discounts and commissions	59,892	—
Payments of initial public offering costs	(3,540)	(44)

Net cash provided by financing activities	56,789	82

Net increase (decrease) in cash and cash equivalents	8,367	(2,876)
Cash and cash equivalents at beginning of period	10,511	6,837

Cash and cash equivalents at end of period	$18,878	$3,961

Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$2,526	$4,035
Initial public offering costs included in accounts payable or accrued expenses	$—	$837
Conversion of preferred stock into common stock	$161,808	$—

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

On March 26, 2013 the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 4,600,000 shares at a price of $14.00 per share. The Company received net proceeds from the IPO of approximately $59,892 based upon the price of $14.00 per share, net of underwriting discounts and commissions.

Unaudited Interim Financial Information

The balance sheet at September 30, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended September 30, 2012 included in the Company’s final prospectus filed pursuant to rule 424(b) under the Securities Act of 1933, as amended, filed with the SEC on March 21, 2013.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2013 and results of operations for the three and nine months ended June 30, 2013 and 2012 and cash flows for the nine months ended June 30, 2013 and 2012 have been made. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2013.

The accompanying financial statements have been prepared in conformity with GAAP. All dollar amounts in the financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, management’s judgments of separate units of accounting and best estimate of selling price of those units of accounting within its revenue arrangements; the valuation of common stock, warrants and stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

During the three and nine months ended June 30, 2013 and 2012 the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012 and will become effective for the Company on October 1, 2013. The Company does not believe the adoption of this standard will have an impact on the Company’s financial position or results of its operations.

In July 2013, The FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This newly issued accounting standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013 and will become effective for the Company on October 1, 2014. The Company does not believe the adoption of this standard will have an impact on the Company’s financial position or results of its operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2013 and September 30, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,978	$—	$—	$16,978
U.S. Treasury notes	1,008	—	—	1,008
Commercial paper	—	13,037	—	13,037
Corporate bonds	—	73,853	—	73,853
U.S. Agency bonds	—	4,537	—	4,537
Certificate of deposit	—	3,450	—	3,450

	$17,986	$94,877	$—	$112,863

Liabilities:
Warrant liability	$—	$—	$1,784	$1,784

	$—	$—	$1,784	$1,784

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

	Fair Value Measurements as of September 30, 2012 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,471	$—	$—	$6,471
U.S. Treasury notes	1,015	—	—	1,015
Commercial paper	—	8,143	—	8,143
Corporate bonds	—	25,749	—	25,749

	$7,486	$33,892	$—	$41,378

Liabilities:
Warrant liability	$—	$—	$2,001	$2,001

	$—	$—	$2,001	$2,001

Cash equivalents at June 30, 2013 and September 30, 2012 consist of money market funds.

During the three or nine months ended June 30, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2012, the warrant liability is comprised of the values of warrants for the purchase of Series E redeemable convertible preferred stock and warrants for the purchase of Series 1 nonconvertible preferred stock, measured at fair value, and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liability utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the Series E warrants and Series 1 warrants. Related to the valuation of warrants for the purchase of Series 1 nonconvertible preferred stock, the most significant quantitative elements associated with the Company’s Level 3 inputs impacting fair value measurement was the fair value per share of the underlying Series 1 nonconvertible preferred stock. The Company determined that the fair value of the Series 1 nonconvertible preferred stock was equal to its stated liquidation preference of $1.00 per share and was $1,981 as of September 30, 2012. Since the Series 1 nonconvertible preferred stock ranks senior to all other classes of stock and its liquidation preference is small relative to the Company’s equity value, the probability of a 100% payout on the Series 1 nonconvertible preferred stock was considered to be high. The fair value of warrants for the purchase of Series E redeemable convertible preferred stock was $20, as of September 30, 2012. The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Changes in the fair value of the warrant liability are recognized in the statements of operations.

As of June 30, 2013, the warrant liability consists solely of the warrants for the purchase of Series 1 nonconvertible preferred stock. The Series E warrants expired during the nine months ended June 30, 2013. As of June 30, 2013, the Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise and determined that the fair value of the Series 1 warrants was $1,784.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series E preferred stock and Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2012	$2,001
Warrants expired	(20)
Decrease in fair value	(214)
Increase in fair value	17

Balance, June 30, 2013	$1,784

4.	Marketable Securities

As of June 30, 2013 and September 30, 2012, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,037	$—	$—	$13,037
Corporate bonds	73,949	2	(98)	73,853
U.S. Agency bonds	4,537	—	—	4,537
Certificate of deposit	3,450	—	—	3,450
U.S. Treasury notes	1,006	2	—	1,008

	$95,979	$4	$(98)	$95,885

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,143	$—	$—	$8,143
Corporate bonds	25,741	9	(1)	25,749
U.S. Treasury notes	1,013	2	—	1,015

	$34,897	$11	$(1)	$34,907

As of June 30, 2013, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Agency and corporate bonds, which have maturities within two years and an aggregate fair value of $20,217.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Accrued expenses:
Accrued payroll and related expenses	$748	$1,305
Accrued vendor manufacturing	221	1,330
Accrued professional fees	370	718
Accrued third-party license fees	247	222
Accrued other	437	291

	$2,023	$3,866

Other long-term liabilities:
Accrued rent expense	$114	$75
Present value of accrued third-party license fees	421	423

	$535	$498

6.	Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including ABT-450. The agreement, which was amended in January and December 2009, was assigned to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie. Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds as well as tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocable to the collaboration’s protease inhibitors. Deliverables under the AbbVie Agreement included a license, research services and participation on a steering committee. The Company concluded that all deliverables under the AbbVie Agreement should be treated as a single unit of accounting. Accordingly, revenue was recognized using the proportional performance model over the period during which the Company performed research services. The Company completed all remaining obligations under the agreement as of June 2011. All milestone payments received after June 2011 are recognized as revenue when each milestone is achieved by AbbVie.

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

During the three months ended June 30, 2013 and 2012, the Company recognized no revenue related to this agreement. During the nine months ended June 30, 2013 and 2012, the Company recognized revenue of $15,000 and $0, respectively.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

As of June 30, 2013, the Company is eligible to receive additional future milestone payments totaling up to $40,000 upon AbbVie’s achievement of regulatory filing milestones for the first protease inhibitor product resulting from its collaboration and additional milestone payments totaling up to $155,000 upon AbbVie’s achievement of commercial regulatory approval milestones in selected world markets. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercial regulatory approval milestones for each additional product containing a new protease inhibitor.

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

During the three months ended June 30, 2013 and 2012 the Company recognized total revenue of $473 and $451, respectively, related to the delivery of the license and the performance of the research services. During the nine months ended June 30, 2013 and 2012, the Company recognized total revenue of $12,350 and $35,118, respectively, related to the delivery of license and the performance of the research services under the Novartis Agreement.

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended June 30, 2013 and 2012, $1,176 and $2,091 of revenue, respectively, was recognized under this agreement. During the nine months ended June 30, 2013 and 2012, the Company recognized revenue of $3,354 and $4,730, respectively, under this agreement.

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

On March 26, 2013 the Company completed its IPO of its common stock, which resulted in the sale of 4,600,000 shares at a price of $14.00 per share. The Company received net proceeds from the IPO of approximately $59,892 based upon the price of $14.00 per share, net of underwriting discounts and commissions paid by the Company.

Upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock were converted into 11,656,875 shares of common stock.

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

As of September 30, 2012, warrants for the purchase of 12,500 shares of Series E preferred stock remained outstanding. These warrants expired during the nine months ended June 30, 2013.

Warrants to Purchase Series 1 Preferred Stock

In October and November 2010, a total of 1,999,989 warrants to purchase Series 1 nonconvertible preferred stock were issued. These warrants expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. These warrants had a fair value of $1,280 upon issuance. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the statement of operations. The warrants were remeasured at each reporting period, resulting in expense of $17 and income of $1 for the three months ended June 30, 2013 and 2012, respectively, and income of $217 and $1 for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,784 and $1,981, respectively.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

8.	Stock-Based Awards

1995 Equity Incentive Plan

The 1995 Equity Incentive Plan (the “1995 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. Sales, issuances or grants of shares entitle the holder to purchase common stock from the Company, for a specified exercise price, during a period specified by the applicable equity award agreement. The 1995 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are all determined at their discretion. Options granted under the 1995 Plan to non-executive employees generally vest 25% per year and expire after ten years; options granted to executive employees generally vest over one to four years; and options granted to the board of directors vest over a two-year period. On January 17, 2013, the Company’s stockholders approved an amendment to the 1995 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 232,018 shares to 2,772,777 shares. Upon closing of the Company’s IPO, 26,742 shares reserved and not then subject to outstanding options were transferred from the 1995 Plan to the 2012 Plan, and no further awards will be made under the 1995 Plan.

2012 Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective immediately prior to the closing of the Company’s IPO. The 2012 Plan permits the Company to sell or issue common stock or restricted common stock, to grant incentive stock options or nonqualified stock options for the purchase of common stock, or to grant restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The total number of shares of common stock that may be issued under the 2012 Plan is 348,355 shares, including 26,742 shares transferred from the 1995 Plan that were reserved and not subject to outstanding options as of the closing of the Company’s IPO. The number of shares of common stock that may be issued under the 2012 Plan is also subject to increase by the number of shares forfeited under any options terminated and not exercised under the 1995 Plan, as well as by a number of additional shares on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors.

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The fair value of these options at the grant date was $1,487. During the three months ended June 30, 2013, the terms of the options have been modified resulting in immaterial change in the fair value of the options. Through June 30, 2013, the company recorded no compensation expense related to these options as none of the performance-based targets were deemed to be probable of being achieved.

Employee Stock Purchase Plan

On January 3, 2013, the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”). A total of 185,614 shares of common stock were reserved for issuance under this plan, which became effective immediately prior to the closing of the Company’s IPO. As of June 30, 2013, the Company has not commenced any offering under the ESPP and no shares have been issued.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a selected group of publicly traded peer companies, inclusive of the Company, commencing March 2013, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Risk-free interest rate	1.16%	0.91%	1.03%	0.90%
Expected term (in years)	6.00	5.92	6.09	6.00
Expected volatility	77%	77%	73%	78%
Expected dividend yield	0%	0%	0%	0%

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

As required by the 1995 Plan and 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as of the date of grant. For periods prior to the IPO, the Company valued its common stock by taking into consideration its most recently available valuation of common shares performed by management and the board of directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. For periods after the IPO, the Company based fair value of common stock on the quoted market price.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity during the nine months ended June 30, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(In years)
Outstanding as of September 30, 2012	1,771,471	$2.08	4.1	$19,911
Granted	356,018	14.11
Exercised	(434,854)	1.01
Expired	(2,864)	2.59

Outstanding as of June 30, 2013	1,689,771	$4.89	5.1	$21,674

Options vested and expected to vest as of June 30, 2013	1,503,428	$3.76	4.5	$20,977

Options exercisable as of June 30, 2013	1,245,137	$2.14	3.6	$19,383

The Company recorded stock-based compensation expense for the three and nine months ended June 30, 2013 and 2012 in the following expense categories:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Research and development	$107	$34	$286	$63
General and administrative	132	61	491	118

	$239	$95	$777	$181

As of June 30, 2013, the Company had an aggregate of $1,516 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.9 years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(4,138)	$(3,501)	$14,070	$25,451
Accretion of redeemable convertible preferred stock to redemption value	—	(1,330)	(2,526)	(4,035)
Net income attributable to participating securities	—	—	(13,670)	(19,606)

Net income (loss) attributable to common stockholders	$(4,138)	$(4,831)	$(2,126)	$1,810

Denominator:
Weighted average common shares outstanding—basic	17,819,813	1,120,400	7,052,989	1,075,993

Net income (loss) per share attributable to common stockholders—basic	$(0.23)	$(4.31)	$(0.30)	$1.68

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(4,138)	$(3,501)	$14,070	$25,451
Accretion of redeemable convertible preferred stock to redemption value	—	(1,330)	(2,526)	(4,035)
Net income attributable to participating securities	—	—	(13,670)	(17,713)

Net income (loss) attributable to common stockholders—diluted	$(4,138)	$(4,831)	$(2,126)	$3,703

Denominator:
Weighted average common shares outstanding—basic	17,819,813	1,120,400	7,052,989	1,075,993
Dilutive effect of common stock equivalents	—	—	—	1,360,644

Weighted average common shares outstanding—diluted	17,819,813	1,120,400	7,052,989	2,436,637

Net income (loss) per share attributable to common stockholders—diluted	$(0.23)	$(4.31)	$(0.30)	$1.52

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

Stock options for the purchase of 1,525,952 and 1,680,471 weighted average shares for the three months ended June 30, 2013 and 2012, respectively, and 1,685,921 weighted average shares for the nine months ended June 30, 2013 were excluded from the computation of diluted net loss per share because those options had an anti-dilutive impact due to the net loss incurred for the periods. Stock options for the purchase of 4,766 weighted average shares for the nine months ended June 30, 2012 were excluded from the computation of diluted net income per share because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for that period.

10.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2018. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $237 for the three months ended June 30, 2013 and 2012, and $711 for the nine months ended June 30, 2013 and 2012.

In connection with the lease, the Company has outstanding a $436 letter of credit, collateralized by a money market account. As of June 30, 2013 and September 30, 2012, the Company classified $436 related to the letter of credit as restricted cash.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement under which it is required to pay the licensor future license fees of $250, $250 and $200 in fiscal years 2013, 2014 and 2015, respectively. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As of June 30, 2013, the Company had accrued expense relating to this obligation of $668, of which $247 was included in accrued expenses and $421 was included in other long-term liabilities.

During the three months ended June 30, 2013, the Company amended an existing license agreement with respect to patents it uses in its HCV research. Under the amended agreement, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for each HCV product it develops and obtains regulatory approval outside of its collaboration with AbbVie or any other collaboration it may enter into in the future with a partner that has already licensed these patents. In the same period, the Company paid a milestone payment of $500 under this amended agreement, which had been previously recorded as accrued expense.

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or

ENANTA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

inability to obtain a necessary license, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be incurred and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Despite the fact that the Company has obtained insurance coverage for certain of these indemnification obligations, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2013.

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

The following table summarizes our product development pipeline in HCV antivirals as well as MRSA antibiotics:

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, ABT-450, is a protease inhibitor being developed in several combination regimens in multiple Phase 2 and Phase 3 trials through our collaboration with AbbVie. AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing ABT-450, ABT-493 and any follow-on products worldwide. Our lead NS5A product candidate, EDP-239, is being developed through our collaboration with Novartis. Under our collaboration with Novartis, Novartis is responsible for all further development of our NS5A inhibitors. Novartis is also responsible for funding further research that we conduct to discover additional NS5A compounds at least through August 2013. Our independent research activities are focused on our lead cyclophilin inhibitor candidates, which are in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development.

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

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock and payments received under our collaborations and a government contract. On March 26, 2013, we completed our IPO of 4,600,000 shares of common stock at an offering price of $14.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock. We received net proceeds of approximately $59.9 million, after deducting underwriting discounts and commissions. As of June 30, 2013, we had $114.8 million in cash and investments.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past three fiscal years and in the first quarter of our fiscal 2013. However, we reported a net loss in the second and third quarters of our fiscal 2013, had an accumulated deficit of $103.0 million as of June 30, 2013 and have generated no royalties or other revenue from product sales. We expect that our revenue in the near term will continue to be substantially dependent on our collaborations with AbbVie and Novartis and their continued advancement of the related development programs. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments under these collaborations or whether we will report either revenue or net income in future years.

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

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$—	$15,000	$—
Novartis agreement:
Upfront license payment and research funding	473	451	1,350	35,118
Milestone payments	—	—	11,000	—
NIAID contract	1,176	2,091	3,354	4,730

Total revenue	$1,649	$2,542	$30,704	$39,848

AbbVie Agreement

Under the terms of the AbbVie agreement, as amended, we received total payments comprised of an upfront license payment, payments to fund research and reimburse certain expenses and milestone payments totaling $92.5 million through June 2011. We recognized revenue from these payments, as well as from a $1.6 million premium above fair value paid for Series G-1 redeemable convertible preferred stock that AbbVie purchased concurrently with the execution of the original agreement, over the period from the date of the original agreement through June 2011 using the proportional performance model. Since all of our research obligations under the agreement were concluded by June 30, 2011, any future milestone payments received will be recognized as revenue when each milestone is achieved by AbbVie. During the nine months ended June 30, 2013, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that includes ABT-450. Under the terms of the AbbVie agreement, we are eligible to receive aggregate future milestone payments of $195 million related to the successful development of the first HCV treatment regimen by AbbVie incorporating our collaboration’s protease inhibitor. We are also eligible to receive royalties on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in February 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt as we determined that the license to which the payment related and the research services were separable elements under the agreement that could be accounted for as each was delivered or provided. Our agreement with Novartis provides that we will receive up to $1.8 million in research funding during the first year of the agreement, which began in February 2012. In March 2013 the agreement was amended to extend the funding period for an additional six months through August 2013 at the same reimbursement rate. Additionally, our collaboration with Novartis provides for aggregate milestone payments of up to $406 million if certain goals related to drug development and net product sales are achieved by Novartis. In January 2013, we received an $11.0 million milestone payment based on Novartis’ November 2012 initiation of dosing in a Phase 1 clinical trial that includes EDP-239. During the three months ended June 30, 2013 and 2012, revenue recognized under this agreement was $0.5 million in each period. The amounts recognized during the three months ended June 30, 2013 and 2012 consisted of research funding earned during those periods.

During the nine months ended June 30, 2013, we recognized $12.4 million of revenue under the Novartis agreement, of which $11.0 million was attributed to license fees and $1.4 million was attributed to the performance of research services. An additional milestone payment of $15.0 million will be due upon Novartis’ initiation of a subsequent Phase 2 trial using a combination containing an NS5A inhibitor. We are also eligible to receive royalties on Novartis’ net sales, if any, allocable to our collaboration’s NS5A inhibitors.

NIAID Contract

Under the terms of the NIAID contract, NIAID will pay us research and development funding payments of up to $14.3 million over an initial period of 30 months. The contract also contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. We recognize revenue under this contract as research and development services are performed. We recognized revenue of $1.2 million and $2.1 million under this agreement during the three months ended June 30, 2013 and 2012, respectively, and $3.4 million and $4.7 million during the nine months ended June 30, 2013 and 2012, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Research and development	$4,039	$4,925	$12,541	$10,860
General and administrative	1,788	1,145	4,433	3,603

Total operating expenses	$5,827	$6,070	$16,974	$14,463

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

We expect that our research and development expenses will increase in the future as we advance our two independent HCV programs and our antibiotic program for MRSA into clinical development. In our fiscal year ending September 30, 2013, we expect to incur approximately $17.0 million of expenses associated with research and development, which amount is exclusive of expenses incurred by our collaborators in developing our licensed product candidates ABT-450 and EDP-239.

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and investment balances. Our interest income has not been significant due to the low rate of interest earned on invested balances now existing as a result of the $34.4 million upfront payment we received from Novartis in March 2012, a $15.0 million milestone payment we received from AbbVie in December 2012 and an $11.0 million milestone payment we received from Novartis in January 2013, as well as our receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenue	$1,649	$2,542
Research and development expenses	4,039	4,925
General and administrative expenses	1,788	1,145
Other income (expense):
Interest income	64	48
Interest expense	(7)	—
Change in fair value of warrant liability	(17)	(21)

Revenue. We recognized revenue of $1.6 million during the three months ended June 30, 2013, as compared to $2.5 million during the three months ended June 30, 2012. During the three months ended June 30, 2013, $1.2 million of revenue was related to our performance of services under the EDP-788 program related to the contract with NIAID and $0.5 million was related to our performance of research services under our Novartis agreement. During the three months ended June 30, 2012, revenue related to the NIAID contract was $2.1 million and $0.5 million was related to research services for Novartis.

Research and development expenses.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Development programs:
NS5A inhibitor	$463	$461
Antibiotic	838	1,408
Research and drug discovery	2,738	3,056

Total research and development expenses	$4,039	$4,925

Research and development expenses were $4.0 million in the three months ended June 30, 2013, as compared to $4.9 million for the same period in 2012. The $0.9 million decrease period over period was due primarily to a decrease of $0.6 million in preclinical expenses related to EDP-788, our antibiotic program and to a decrease of $0.3 million related to our early stage drug discovery program. Preclinical expenses related to our antibiotic program were higher in 2012 as compared to 2013 primarily due to the significant expense for materials necessary for the ramp-up of the development program under the contract with NIAID, which we entered into in September 2011. We incurred increased research expenses in 2012 as compared to 2013 in our early stage drug discovery programs due to a higher number of preclinical studies and the related costs in the prior period.

In February 2012 we signed a collaboration agreement with Novartis, at which time Novartis became responsible for further development costs related to our NS5A inhibitor program. We continue to incur research expense for NS5A to identify additional compounds, which research is being funded by Novartis through August 2013.

General and administrative expenses. General and administrative expenses increased by $0.7 million from $1.1 million in the three months ended June 30, 2012 to $1.8 million for the same period in 2013. The increase was related primarily to an increase in stock-based compensation expense as a result of additional stock option grants to employees and a higher value of our common stock as well as an increase in accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was due to higher average investment balances in 2013 as compared to 2012 primarily due to the receipt of the $15.0 million milestone payment received from AbbVie and $11.0 million milestone payment received from Novartis during the scond quarter of fiscal 2013 as well as our receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013.

Change in fair value of warrant liability. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the three months ended June 30, 2013, we recorded a small expense due to an increase in the fair value of our warrant liability as a result of the remeasurement of our Series 1 nonconvertible preferred stock warrants.

Comparison of Nine Months Ended June 30, 2013 and 2012

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Revenue	$30,704	$39,848
Research and development expenses	12,541	10,860
General and administrative expenses	4,433	3,603
Other income (expense):
Interest income	146	77
Interest expense	(23)	—
Change in fair value of warrant liability	217	(11)

Revenue. We recognized revenue of $30.7 million during the nine months ended June 30, 2013, as compared to $39.8 million during the nine months ended June 30, 2012. During the nine months ended June 30, 2013, we received a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that includes ABT-450, which amount was recognized as revenue in the nine months ended June 30, 2013. We did not have any revenue related to the AbbVie collaboration during the same period in 2012. During the nine months ended June 30, 2013, we also recognized revenue of $12.4 million under our collaboration with Novartis, due primarily to an $11.0 million milestone payment we received in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that includes EDP-239. During the comparable period in 2012, we received an upfront payment of $34.4 million and $0.7 million related to research services from Novartis, which we recognized as revenue during the period. Government contract revenue was $3.4 million and $4.7 million during the nine months ended June 30, 2013 and 2012, respectively, related to our contract with NIAID for the EDP-788 program.

Research and development expenses.

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Development programs:
NS5A inhibitor	$1,361	$2,506
Antibiotic	2,517	3,187
Research and drug discovery	8,663	5,167

Total research and development expenses	$12,541	$10,860

Research and development expenses were $12.5 million in the nine months ended June 30, 2013, as compared to $10.9 million for the same period in 2012. The increase of $1.6 million from 2012 to 2013 was due primarily to a $3.5 million increase in preclinical expenses for our early stage drug discovery programs. This increase was partially offset by a decrease of $1.1 million in expenses for our NS5A inhibitor program and a decrease of $0.7 million in our expenses for our antibiotic program. We incurred preclinical expense for the development of EDP-788 as a result of the contract we entered into in September 2011 with NIAID, which is funding our research program for EDP-788. We incurred increased research expenses in our early stage drug discovery programs due to an increase in both the number of preclinical studies and the related costs. Our research costs related to our NS5A inhibitor program decreased as a result of our signing a collaboration agreement with Novartis in February 2012, at which time Novartis became responsible for further development costs. Prior to entering into the collaboration agreement with Novartis, we had been incurring costs for preclinical and clinical development of EDP-239. We continue to incur research expense for NS5A research to identify additional compounds, for which we are receiving funding from Novartis through at least August 2013.

General and administrative expenses. General and administrative expenses were $4.4 million during the nine months ended June 30, 2013 and $3.6 million during the nine months ended June 30, 2012. Total expenses increased by $0.8 million primarily as a result of higher stock-based compensation expenses due to additional stock option grants to employees and the higher value of our common stock as well as additional accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was due to higher average investment balances in 2013 as compared to 2012 primarily due to the receipt of the $15.0 million milestone payment received from AbbVie and $11.0 million milestone payment received from Novartis during the nine months ended June 30, 2013 as well as our receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability. We account for our outstanding warrants for our Series E redeemable convertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the nine months ended June 30, 2013, we recorded a small amount of income due to the expiration of our Series E warrants during the reporting period as well as a $0.2 million decrease in the fair value of our warrant liability during the nine months ended June 30, 2013 due to the remeasurement of the fair value of warrants for Series 1 nonconvertible preferred stock.

Liquidity and Capital Resources

At June 30, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities of $114.8 million.

From our inception through June 30, 2013, we have financed our operations, primarily through contract payments under our collaborations, private placements of our equity, government research and development contracts and grants and our IPO that was completed in March 2013 for which we received $59.9 million, net of underwriting discounts and commissions. The following table shows a summary of our cash flows for the nine months ended June 30, 2013 and 2012.

	Nine Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$13,156	$24,325
Investing activities	$(61,578)	$(27,283)
Financing activities	$56,789	$82

Net cash provided by operating activities

During the nine months ended June 30, 2013, operating activities provided $13.2 million of cash. Cash provided by operating activities primarily resulted from our net income of $14.1 million and net non-cash charges of $1.3 million offset by premium on marketable securities of $1.2 million and change in operating assets and liabilities of $1.0 million. Our net income in the period was primarily due to milestone payments of $15.0 million from AbbVie and $11.0 million from Novartis. Our net non-cash charges in the period primarily consisted of $0.8 million of stock-based compensation expense and $0.7 million related to amortization of the premium on our marketable securities, offset by a $0.2 million decrease in the fair value of our warrant liability. The $0.2 million decrease in accounts receivable as well as $0.9 million decrease in unbilled receivables was due to the timing of our billings under the NIAID contract and Novartis agreement. The $0.6 million decrease in accounts payable as well as the $1.3 million decrease in accrued expenses was primarily due to payments made in relation to our IPO as well as timing of payments made by us to vendors.

During the nine months ended June 30, 2012, operating activities provided $24.3 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $25.5 million and net non-cash charges of $0.6 million, together partially offset by net uses of cash of $1.7 million from changes in our operating assets and liabilities. Our net income in the period was primarily due to an upfront payment of $34.4 million from Novartis. Net uses of cash from changes in our operating assets and liabilities during the nine months ended June 30, 2012 consisted primarily of a $1.7 million increase in accounts receivable and a $1.5 million increase in unbilled receivables partially offset by a $1.7 million increase in accrued expenses and other long-term liabilities. The $1.7 million increase in accounts receivable as well as the $1.5 million increase in unbilled receivable was due to the timing of our billings under the NIAID contract and Novartis agreement. The $1.7 million increase in accrued expenses primarily is the result of the timing of payments made by us to vendors.

Net cash used in investing activities

During the nine months ended June 30, 2013, net cash used in investing activities was $61.6 million, which related primarily to investment of the net proceeds from our IPO in March 2013. Net cash used in investing activities during the period consisted primarily of $100.3 million used to purchase marketable securities, offset by cash received from sales and maturities of marketable securities of $39.1 million.

During the nine months ended June 30, 2012, net cash used in investing activities was $27.3 million, which related primarily to investment of a portion of the upfront payment from Novartis in February 2012. Net cash used in investing activities during the period consisted primarily of $46.2 cash used to purchase marketable securities, offset by cash received from sales and maturities of marketable securities of $17.9 million and an increase in cash of $1.1 million due to a release of a letter of credit in December 2011 related to our previous facility lease.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the nine months ended June 30, 2013 was $56.8 million and consisted of $59.9 million of proceeds from our IPO, net of underwriting discounts and commissions, and proceeds of $0.4 million from the exercise of stock options, offset by $3.5 million of offering costs related to our IPO that we paid during the period.

Net cash provided by financing activities during the nine months ended June 30, 2012 consisted of proceeds received from the exercise of stock options.

Funding requirements

As of June 30, 2013, we had $114.8 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments as of June 30, 2013, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments, and ultimately royalties, to us;

•	whether we exercise any opt-in right under the AbbVie Agreement regarding ABT-493 or any protease inhibitor other than ABT-450;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, ABT-450, ABT-493, EDP-239 and our future product candidates, if any.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012 and will become effective for us on October 1, 2013. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

In July 2013, The FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This newly issued accounting standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013 and will become effective for us on October 1, 2014. We do not believe the adoption of this standard will have an impact on our financial position or results of operations.

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

During the three months ended June 30, 2013, we amended an existing license agreement with respect to patents we use in our HCV research. Under the amended agreement, we are obligated to pay milestones totaling up to $5.0 million, plus low single digit royalties, for each HCV product we develop and obtain regulatory approval for outside of our collaboration with AbbVie or any other collaboration we may enter into in the future with a partner that has already licensed these patents.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $114.8 million at June 30, 2013, which consisted of cash, government securities, corporate bonds and certificate of deposit. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of June 30, 2013.

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

Risks Related to Our Business

Our financial prospects for the next several years are substantially dependent upon the development and marketing efforts of AbbVie for combination therapies incorporating ABT-450or ABT-493 for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of ABT-450, ABT-493 (a next-generation protease inhibitor in clinical development) and other protease inhibitors, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating ABT-450. Such success is subject to significant uncertainty, and we have limited control over the resources, time and effort that AbbVie may devote to ABT-450 or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of ABT-450 or ABT-493in combination therapies. For example, AbbVie:

•	may be unable to successfully complete the clinical development of an ABT-450-containing regimen;

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•

may not commit sufficient resources to the development, regulatory approval, marketing and distribution of an ABT-450(or ABT-493)-containing regimen, whether for strategic reasons or otherwise due to a change in business priorities;

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

We will not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if the product is later approved and marketed, regulatory affairs, process development, manufacturing, marketing and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ABT-450 or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, or the ownership of intellectual property developed during the course of our collaboration agreement. It may be necessary for us to assume responsibility at our own expense for the development of ABT-450, ABT-493 or other protease inhibitors. In that event, we would likely be required to limit the size and scope of one or more of our independent programs or increase our expenditures and seek additional funding which may not be available on acceptable terms or at all, and our business would be materially and adversely affected.

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

To date, AbbVie has been and will continue to be responsible for all of the clinical development of our ABT-450, ABT-493 and other protease inhibitor product candidates, and Novartis is responsible for all future clinical development of our EDP-239 and other NS5A product candidates. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for cyclophilin inhibitors and nucleotide polymerase inhibitors for HCV and antibiotics for MRSA, we will need to successfully:

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

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary preclinical product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. In our fiscal year ending September 30, 2013, we expect to incur approximately $17.0 million of costs associated with research and development, which amount is exclusive of costs incurred by our collaborators in developing our licensed product candidates ABT-450, ABT-493 and EDP-239.

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

Our future capital requirements depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments, and ultimately royalties, to us;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, ABT-450, ABT-493, EDP-239 and our future product candidates, if any.

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

If we are not successful in discovering further product candidates in addition to ABT-450, ABT-493 and EDP-239, our ability to expand our business and achieve our strategic objectives may be impaired.

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

We have incurred cumulative net losses since our inception, and as of June 30, 2013, we had an accumulated deficit of $103.0 million. Our net income in the fiscal year ended September 30, 2010 resulted primarily from the conclusion of a previous collaboration which accelerated $16.2 million of deferred revenue into fiscal 2010 that was related to cash received and spent in prior years, and our net income in the fiscal year ended September 30,

2011 resulted primarily from a substantial milestone payment from AbbVie. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. During the nine months ended June 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. There is no assurance, however, that we will recognize any additional collaboration revenue during fiscal 2013 or report net income in fiscal 2013 or subsequent years. To date, we have not commercialized any products or generated any revenue from product sales, directly or through any collaborator.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. The first patient in Phase 3 trials of ABT-450 in combination therapy was dosed in November 2012, and none of the other product candidates in our pipeline has yet advanced beyond Phase 2 clinical trials. The ABT-450 Phase 3 trials or any future Phase 3 trials may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays may adversely affect our or our collaborators’ clinical development plans and jeopardize our or our collaborators’ ability to attain product approval, commence product sales and generate revenues.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA disagrees with our or our collaborator’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA may refuse to approve our or our collaborator’s product candidate. The FDA also may require additional clinical trials as a condition for approving any of these product candidates. We estimate that it will likely be 2015 before an NDA for one of our or our collaborator’s product candidates could be approved by the FDA.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours. For example, Novartis’ drug candidate that is a cyclophilin inhibitor had been placed on clinical hold by the FDA based on a small number of cases of pancreatitis in clinical trial patients, one of which resulted in a patient’s death. While Novartis obtained a revision of the clinical hold and has initiated a Phase 2 drug-drug interaction study, the clinical hold has the potential to result in delays in development of other similar inhibitors, including delays due to additional preclinical or clinical testing protocols for all similar inhibitors. If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, and our or our collaborators’ ability to commence product sales and generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-450, ABT-493, EDP-239, EDP-788 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

Even if ABT-450, ABT-493 or EDP-239 or any other product candidate that we may develop in the future obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

In addition, if AbbVie and Novartis license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, in the case of the Novartis agreement, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are entitled under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

Our executive officers and directors, together with our stockholders that hold more than 5% of our outstanding common stock, beneficially owned, in the aggregate, shares representing approximately 66.76% of our outstanding capital stock as of the date we priced our IPO on March 20, 2013. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a way in which you may not agree with or in a way that may not be in the best interests of other stockholders. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $2.1 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the June 30, 2013 closing price of our common stock at $17.71 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $0.9 million as of June 30, 2013. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2013, we had outstanding 17,826,060 shares of common stock, of which 13,103,859 shares (exclusive of shares purchased in our IPO) are currently restricted as a result of securities laws or lock-up agreements. From June 10, 2013 through June 30, 2013, we issued 7,264 shares of common stock under our equity compensation plans and those shares, together with any shares of common stock issued under our equity compensation plans after June 30, 2013, can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Unregistered Sales of Equity Securities

From April 1, 2013 through June 9, 2013, we granted options to our employees for the purchase of an aggregate of 6,336 shares of our common stock at a weighted-average exercise price of $19.77, pursuant to our 2012 Equity Incentive Plan. These securities were issued pursuant to written compensatory plans or arrangements with our employees in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act, or pursuant to Section 4(2) under the Securities Act, relative to transactions by an issuer not involving any public offering.

Use of Proceeds from the Sale of Registered Securities

In March 2013, we completed our IPO of 4,600,000 shares of our common stock at a public offering price of $14.00 per share. The offer and sale of the shares in the offering were registered pursuant to a registration statement on Form S-1 (File No. 333-184779), which was declared effective by the Securities and Exchange Commission on March 20, 2013.

As of June 30, 2013, we have used approximately $2.7 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 36 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at June 30, 2013. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2013 and September 30, 2012 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months and nine months ended June 30, 2013 and 2012 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Financial Statements of Enanta Pharmaceuticals, Inc.†					X

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 12, 2013	/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2013 and September 30, 2012 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months and nine months ended June 30, 2013 and 2012 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Financial Statements of Enanta Pharmaceuticals, Inc.†					X

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.