Form 10-Q
period 2013-12-31
ENANTA PHARMACEUTICALS INC
filed 2014-02-13
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 10, 2014, was 18,363,436 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$4,426	$8,859
Short-term marketable securities	87,469	92,621
Accounts receivable	279	808
Unbilled receivables	929	784
Prepaid expenses and other current assets	1,275	1,641

Total current assets	94,378	104,713
Property and equipment, net	1,077	1,121
Long-term marketable securities	14,267	10,703
Restricted cash	436	436

Total assets	$110,158	$116,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$840	$1,481
Accrued expenses	1,723	3,035
Deferred revenue	5	10

Total current liabilities	2,568	4,526
Warrant liability	1,637	1,620
Other long-term liabilities	373	359

Total liabilities	4,578	6,505

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2013 and September 30, 2013, respectively; 18,174,745 and 18,138,597 shares issued and 17,965,929 and 17,929,781 shares outstanding at December 31, 2013 and September 30, 2013, respectively	182	181
Additional paid-in capital	218,188	217,741
Treasury stock, at par value; 208,816 shares at December 31, 2013 and September 30, 2013, respectively	(2)	(2)
Accumulated other comprehensive income (loss)	32	(2)
Accumulated deficit	(112,820)	(107,450)

Total stockholders’ equity	105,580	110,468

Total liabilities and stockholders’ equity	$110,158	$116,973

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2013	2012

Revenue	$893	$27,859
Operating expenses:
Research and development	4,263	4,798
General and administrative	2,087	1,152

Total operating expenses	6,350	5,950

Income (loss) from operations	(5,457)	21,909
Other income (expense):
Interest income	109	35
Interest expense	(5)	(7)
Change in fair value of warrant liability	(17)	20

Total other income, net	87	48

Net income (loss)	(5,370)	21,957
Accretion of redeemable convertible preferred stock to redemption value	—	(1,282)
Net income attributable to participating securities	—	(18,807)

Net income (loss) attributable to common stockholders	$(5,370)	$1,868

Net income (loss) per share attributable to common stockholders:
Basic	$(0.30)	$1.61
Diluted	$(0.30)	$1.45
Weighted average common shares outstanding:
Basic	17,949,472	1,158,053
Diluted	17,949,472	2,637,008

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2013	2012

Net income (loss)	$(5,370)	$21,957

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $0	34	(14)

Total other comprehensive income (loss)	34	(14)

Comprehensive income (loss)	$(5,336)	$21,943

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(5,370)	$21,957
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	75	39
Non-cash interest expense	5	—
Change in fair value of warrant liability	17	(20)
Stock-based compensation expense	359	281
Premium on marketable securities	(425)	—
Amortization of premium on marketable securities	635	204
Changes in operating assets and liabilities:
Accounts receivable	529	(13,284)
Unbilled receivables	(145)	1,350
Prepaid expenses and other current assets	405	14
Accounts payable	(648)	442
Accrued expenses	(1,317)	(2,076)
Deferred revenue	(5)	124
Other long-term liabilities	14	14

Net cash (used in) provided by operating activities	(5,871)	9,045

Cash flows from investing activities
Purchases of property and equipment	(24)	(11)
Purchases of marketable securities	(10,221)	(13,141)
Sales of marketable securities	3,373	2,436
Maturities of marketable securities	8,221	13,215

Net cash provided by investing activities	1,349	2,499

Cash flows from financing activities
Proceeds from exercise of stock options	89	65
Payments of initial public offering costs	—	(1,385)

Net cash (used in) provided by financing activities	89	(1,320)

Net increase (decrease) in cash and cash equivalents	(4,433)	10,224
Cash and cash equivalents at beginning of period	8,859	10,511

Cash and cash equivalents at end of period	$4,426	$20,735

Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,282
Initial public offering costs included in accounts payable or accrued expenses	$—	$626

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs in the infectious disease field. The Company is developing novel protease, NS5A, cyclophilin and nucleotide polymerase inhibitors targeted against the hepatitis C virus (“HCV”). Additionally, the Company has created a new class of bridged bicyclic antibiotics known as Bicyclolides to overcome bacterial resistance. Antibacterial focus areas include “superbugs,” respiratory tract infections, and intravenous and oral treatments for hospital and community Methicillin-resistant Staphylococcus aureus (“MRSA”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, difficulties in developing new therapies, competition from innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need for financial resources to fund research and development activities. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2013 and results of operations for the three months ended December 31, 2013 and 2012 and cash flows for the three months ended December 31, 2013 and 2012 have been made. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2014.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments of separate units of accounting and best estimate of selling price of those units of accounting within its revenue arrangements; the valuation of common stock for the periods prior to the completion of the Company’s initial public offering (“IPO”), valuation of warrants and stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended December 31, 2013 and 2012 the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

In the event that a collaborative research and license agreement is terminated and the Company then has no further performance obligations, the Company recognizes as revenue any amounts that had not previously been recorded as revenue but were classified as deferred revenue at the date of such termination.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2013 and September 30, 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,277	$—	$—	$2,277
U.S. Treasury notes	1,002	—	—	1,002
Commercial paper	—	4,800	—	4,800
Corporate bonds	—	88,984	—	88,984
U.S. Agency bonds	—	3,500	—	3,500
Certificate of deposit	—	3,450	—	3,450

	$3,279	$100,734	$—	$104,013

Liabilities:
Warrant liability	$—	$—	$1,637	$1,637

	$—	$—	$1,637	$1,637

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash equivalents at December 31, 2013 and September 30, 2013 consist of money market funds.

During the three months ended December 31, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2013 and September 30, 2013, respectively, the warrant liability is comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock, measured at fair value, and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise and determined that the fair value of the Series 1 warrants was $1,637 and $1,620, respectively. Changes in the fair value of the warrant liability are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	Range (Weighted Average)
Warrant Liability	Probabilities of payout	25% - 90%
	Periods in which payout is expected to occur	2014 - 2018
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2013	$1,620
Increase in fair value	17

Balance, December 31, 2013	$1,637

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

4.	Marketable Securities

As of December 31, 2013 and September 30, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,800	$—	$—	$4,800
Corporate bonds	88,953	46	(15)	88,984
U.S. Agency bonds	3,500	—	—	3,500
Certificate of deposit	3,450	—	—	3,450
U.S. Treasury notes	1,001	1	—	1,002

	$101,704	$47	$(15)	$101,736

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,596	$—	$—	$10,596
Corporate bonds	84,757	23	(25)	84,755
U.S. Agency bonds	3,519	—	(1)	3,518
Certificate of deposit	3,450	—	—	3,450
U.S. Treasury notes	1,004	1	—	1,005

	$103,326	$24	$(26)	$103,324

As of December 31, 2013, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within two years and an aggregate fair value of $14,267.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Accrued expenses:
Accrued professional fees	$351	$378
Accrued payroll and related expenses	312	1,041
Accrued preclinical expenses	295	127
Accrued third-party license fees	242	240
Accrued vendor manufacturing	—	989
Accrued other	523	260

	$1,723	$3,035

Other long-term liabilities:
Present value of accrued third-party license fees	$186	$184
Accrued rent expense	133	127
Asset retirement obligation	54	48

	$373	$359

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

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

Through June 2011, under the AbbVie Agreement the Company had received upfront license payments, research funding, and milestone payments totaling $92,450, all of which has been recognized as revenue as of June 30, 2011. In December 2012, the Company received an additional $15,000 milestone payment under the AbbVie Agreement as a result of AbbVie’s initiation of dosing in a Phase 3 clinical trial involving ABT-450. This amount was recognized as revenue during the three months ended December 31, 2012. There was no revenue recognized for the three months ended December 31, 2013.

As of December 31, 2013, the Company is eligible to receive additional future milestone payments totaling up to $40,000 upon AbbVie’s achievement of regulatory filing milestones for the first protease inhibitor product resulting from its collaboration and additional milestone payments totaling up to $155,000 upon AbbVie’s achievement of commercial regulatory approval milestones in selected world markets. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercial regulatory approval milestones for each additional product containing a new protease inhibitor.

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

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

During the three months ended December 31, 2013 and 2012 the Company recognized total revenue of $0 and $11,412, respectively, related to the delivery of the license and the performance of the research services under the Novartis Agreement.

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

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended December 31, 2013 and 2012, $893 and $1,447 of revenue, respectively, was recognized under this agreement.

7.	Stockholders’ Equity

Warrants to Purchase Series 1 Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. The warrants were remeasured at each reporting period, resulting in expense of $17 and $0 for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,637 and $1,620, respectively.

On February 5, 2014, a warrant was exercised resulting in the issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

8. Stock-Based Awards

2012 Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective immediately prior to the closing of the Company’s IPO.

The 2012 Plan permits the Company to sell or issue common stock or restricted common stock, to grant incentive stock options or nonqualified stock options for the purchase of common stock, or to grant restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. Upon initial approval, the total number of shares of common stock that could be issued under the plan was 348,355. The number of shares of common stock that may be issued under the 2012 Plan is also subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. On October 1, 2013 the number of shares under the plan was increased by 538,102 shares. As of December 31, 2013, 579,034 shares remained available for future grant.

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The fair value of these options at the grant date was $1,487. Through December 31, 2013, the Company recorded no compensation expense related to these options as none of the performance-based targets were deemed to be probable of being achieved. During the second quarter of fiscal 2014, certain performance-based targets were achieved and the company will record compensation expense related to these targets in the second fiscal quarter of 2014, the period in which the targets were achieved.

Employee Stock Purchase Plan

During fiscal 2013 the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”). A total of 185,614 shares of common stock were reserved for issuance under this plan, which became effective immediately prior to the closing of the Company’s IPO. As of December 31, 2013, the Company has not commenced any offering under the ESPP and no shares have been issued.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended December 31,
	2013	2012
Risk-free interest rate	1.89%	1.00%
Expected term (in years)	6.09	6.00
Expected volatility	74%	76%
Expected dividend yield	0%	0%

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

As required by the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as of the date of grant. For periods prior to the IPO, the Company valued its common stock by taking into consideration its most recently available valuation of common shares performed by management and the board of directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. For periods after the IPO, the Company based fair value of common stock on the quoted market price.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity during the three months ended December 31, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(In years)
Outstanding as of September 30, 2013	1,583,031	$5.15	5.0	$28,133
Granted	305,570	27.29
Exercised	(36,148)	2.41
Expired	(464)	0.73

Outstanding as of December 31, 2013	1,851,989	$8.86	5.6	$34,308

Options vested and expected to vest as of December 31, 2013	1,652,190	$8.09	5.2	$31,885

Options exercisable as of December 31, 2013	1,211,325	$3.07	3.6	$29,323

The Company recorded stock-based compensation expense for the three months ended December 31, 2013 and 2012 in the following expense categories:

	Three Months Ended December 31,
	2013	2012
Research and development	$138	$94
General and administrative	221	187

	$359	$281

As of December 31, 2013, the Company had an aggregate of $6,171 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.8 years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(5,370)	$21,957
Accretion of redeemable convertible preferred stock to redemption value	—	(1,282)
Net income attributable to participating securities	—	(18,807)

Net income (loss) attributable to common stockholders	$(5,370)	$1,868

Denominator:
Weighted average common shares outstanding—basic	17,949,472	1,158,053

Net income (loss) per share attributable to common stockholders—basic	$(0.30)	$1.61

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(5,370)	$21,957
Accretion of redeemable convertible preferred stock to redemption value	—	(1,282)
Net income attributable to participating securities	—	(16,861)

Net income (loss) attributable to common stockholders—diluted	$(5,370)	$3,814

Denominator:
Weighted average common shares outstanding—basic	17,949,472	1,158,053
Dilutive effect of common stock equivalents	—	1,478,955

Weighted average common shares outstanding—diluted	17,949,472	2,637,008

Net income (loss) per share attributable to common stockholders—diluted	$(0.30)	$1.45

Stock options for the purchase of 1,661,765 weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended December 31, 2013 because those options had an anti-dilutive impact due to the net loss attributable to common stockholders.

Stock options for the purchase of 7,753 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended December 31, 2012 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for that period.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

10.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2018. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $237 for the three months ended December 31, 2013 and 2012.

In connection with the lease, the Company has outstanding a $436 letter of credit, collateralized by a money market account. As of December 31, 2013 and September 30, 2013, the Company classified $436 related to the letter of credit as restricted cash.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement under which it is required to pay the licensor future license fees of $250 and $200 in fiscal years 2014 and 2015, respectively. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As of December 31, 2013, the Company had accrued expense relating to this obligation of $428, of which $242 was included in accrued expenses and $186 was included in other long-term liabilities.

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for each HCV product it develops outside of its collaboration with AbbVie or any other collaboration it may enter into in the future with a partner that has already licensed these patents.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Despite the fact that the Company has obtained insurance coverage for certain of these indemnification obligations, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on From 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs in the infectious disease field. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Further, as there are many variants of HCV, we are developing inhibitors that may be used in multiple combination therapies, each designed and tested for effectiveness against one or more of those variants. Our development of inhibitors for validated HCV target mechanisms, as well as our collaborations with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013) and Novartis, should allow us to participate in multiple unique drug combinations as we seek the best combination therapies for HCV in its various forms. We estimate that total worldwide sales of HCV therapies were over $4 billion in 2012. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to $10 billion to $20 billion within the next ten years. In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics which we are developing for the treatment of multi-drug resistant bacteria, including methicillin-resistant Staphylococcus aureus bacteria, also referred to as MRSA. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our infectious disease drug pipeline.

The following table summarizes our product development pipeline in HCV antivirals as well as MRSA antibiotics:

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, ABT-450, is a protease inhibitor being developed through our collaboration with AbbVie. AbbVie has announced the top-line results of the six Phase 3 trials of its ABT-450-containing regimen in its registrational program and expects to file an NDA for the regimen early in the second calendar quarter of 2014 in order to make a commercial launch in 2014. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing ABT-450, ABT-493 and any follow-on products worldwide. Our lead NS5A product candidate, EDP-239, is being developed through our collaboration with Novartis. Under our collaboration with Novartis, Novartis is responsible for all further development of our NS5A inhibitors. Novartis was also responsible for funding research that we conducted to discover additional NS5A compounds through August 2013. Our independent research activities are focused on our lead cyclophilin inhibitor candidates, which are in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development.

In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we are developing for the treatment of multi-drug resistant bacteria, including methicillin-resistant Staphylococcus aureus bacteria, also referred to as MRSA. Initially up to $14.3 million of the preclinical development of our lead antibiotic candidate, EDP-788, was funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, or NIAID. In August 2013 NIAID agreed to provide additional funding of $9.2 million under our contract, increasing total funding from NIAID to approximately $23.5 million.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock and payments received under our collaborations and a government contract. On March 26, 2013, we completed our IPO of 4,600,000 shares of common stock at an offering price of $14.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock. We received net proceeds of approximately $59.9 million, after deducting underwriting discounts and commissions. As of December 31, 2013, we had $106.2 million in cash and investments.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past four fiscal years. However, we reported a net loss in the first quarter of our fiscal 2014, had an accumulated deficit of $112.8 million as of December 31, 2013 and have generated no royalties or other revenue from product sales. We expect that our revenue in the near term will continue to be substantially dependent on our collaborations with AbbVie and Novartis and their continued advancement of the related development programs. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development, we cannot unequivocally predict when or whether we will receive further milestone payments under these collaborations or whether we will report either revenue or net income in future years.

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

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$15,000
Novartis agreement:
Upfront license payment and research funding	—	412
Milestone payments	—	11,000
NIAID contract	893	1,447

Total revenue	$893	$27,859

AbbVie Agreement

Under the terms of the AbbVie agreement, as amended, we received total payments comprised of an upfront license payment, payments to fund research and reimburse certain expenses and milestone payments totaling $92.5 million through June 2011. Since all of our research obligations under the agreement were concluded by June 30, 2011, any future milestone payments received will be recognized as revenue when each milestone is achieved by AbbVie. During the quarter ended December 31, 2012, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that includes ABT-450. Under the terms of the AbbVie agreement, we are eligible to receive aggregate future milestone payments of $195 million related to the successful development of the first HCV treatment regimen by AbbVie incorporating our collaboration’s protease inhibitor. We are also eligible to receive royalties on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in February 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt as we determined that the license to which the payment related and the research services were separable elements under the agreement that could be accounted for as each was delivered or provided. Our agreement with Novartis provides that we will receive up to $1.8 million in research funding during the first year of the agreement, which began in February 2012. In March 2013 the agreement was amended to extend the funding period for an additional six months through August 2013 at the same reimbursement rate. Additionally, our collaboration with Novartis provides for aggregate milestone payments of up to $406 million if certain goals related to drug development and net product sales are achieved by Novartis. In January 2013, we received an $11.0 million milestone payment based on Novartis’ November 2012 initiation of dosing in a Phase 1 clinical trial that includes EDP-239. During the three months ended December 31, 2013 and 2012, revenue recognized under this agreement was $0 and $11.4 million, respectively. The amounts recognized during the three months ended December 31 2012 consisted of research funding and milestone payments earned during that period.

NIAID Contract

Under the terms of the NIAID contract, NIAID will pay us research and development funding payments of up to $14.3 million over an initial period of 30 months. The contract also contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. In August 2013 NIAID agreed to provide additional funding of $9.2 million under our contract, increasing total funding from NIAID to approximately $23.5 million. We recognize revenue under this contract as research and development services are performed. We recognized revenue of $0.9 million and $1.4 million under this agreement during the three months ended December 31, 2013 and 2012, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Research and development	$4,263	$4,798
General and administrative	2,087	1,152

Total operating expenses	$6,350	$5,950

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

We expect that our research and development expenses will increase in the future as we advance our two independent HCV programs and our antibiotic program for MRSA into clinical development. In our fiscal year ending September 30, 2014, we expect to incur up to $30.0 million of expenses associated with our existing research and development programs, which amount is exclusive of expenses incurred by our collaborators in developing our licensed product candidates ABT-450, ABT-493 and EDP-239.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We expect that general and administrative expenses will increase in the future as we expand our operating activities.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and marketable securities balances. Our interest income has been increasing due to greater invested balances and higher interest rates on invested balances now existing as a result of the $34.4 million upfront payment we received from Novartis in March 2012, a $15.0 million milestone payment we received from AbbVie in December 2012 and an $11.0 million milestone payment we received from Novartis in January 2013, as well as our receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended September 30, 2013, (referred to as our 2013 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;

•	Income taxes;

•	Fair value of warrants; and

•	Stock-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no material changes in our critical accounting policies since September 30, 2013. For further information, please see the discussion of critical accounting policies included in our Form 10-K.

Results of Operations

Comparison of Three Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenue	$893	$27,859
Research and development expenses	4,263	4,798
General and administrative expenses	2,087	1,152
Other income (expense):
Interest income	109	35
Interest expense	(5)	(7)
Change in fair value of warrant liability	(17)	20

Revenue.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$15,000
Novartis agreement:
Upfront license payment and research funding	—	412
Milestone payments	—	11,000
NIAID contract	893	1,447

Total revenue	$893	$27,859

We recognized revenue of $0.9 million during the three months ended December 31, 2013, as compared to $27.9 million during the three months ended December 31, 2012. During the three months ended December 31, 2013, revenue was related to our performance of services under the EDP-788 program related to our contract with NIAID. During the three months ended December 31, 2012, NIAID contract revenue was $1.4 million. In addition, during the three months ended December 31, 2012, we earned and recognized as revenue a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that includes ABT-450. In that period, we also recognized revenue of $11.4 million under our collaboration with Novartis, due principally to an $11.0 million milestone payment we became entitled to receive in November 2012 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that included EDP-239.

Research and development expenses.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Development programs:
Antibiotic	$788	$1,067
NS5A inhibitor	—	438
Research and drug discovery	3,475	3,293

Total research and development expenses	$4,263	$4,798

Research and development expenses were $4.3 million in the three months ended December 31, 2013, as compared to $4.8 million for the same period in 2012. The $0.5 million decrease period over period was due primarily to a decrease of $0.3 million in preclinical expenses related to our NIAID contract work developing EDP-788 and to a decrease of $0.4 million related to our NS5A inhibitor program, which were offset in part by an increase of $0.2 million in expenses related to our early stage drug discovery program. Preclinical expenses related to our EDP-788 program were higher in 2012 as compared to 2013 primarily due to the significant expense for materials necessary for the ramp-up of the development program under the contract with NIAID, which we entered into in September 2011. After we signed our collaboration agreement with Novartis in February 2012, we continued to incur research expense seeking to identify additional NS5A inhibitor compounds, which research was funded by Novartis through August 2013. We incurred no expenses related to NS5A research after the funding period ended. We incurred increased research expenses in the first quarter of fiscal 2014 as compared to the 2013 quarter in our early stage drug discovery programs due to a higher number of preclinical studies and the related costs in the current period.

General and administrative expenses. General and administrative expenses increased by $0.9 million from $1.2 million in the three months ended December 31, 2012 to $2.1 million for the same period in 2013. The increase was related primarily to an increase in insurance expense as well as an increase in accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was due to higher average investment balances in the first fiscal quarter of 2014 as compared to 2013 primarily due to the receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013 and the $26.0 million in milestone payments received from AbbVie and Novartis during the first six months of fiscal 2013.

Change in fair value of warrant liability. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the three months ended December 31, 2013, we recorded an expense of less than $0.1 million due to an increase in the fair value of our warrant liability as a result of the remeasurement of our Series 1 nonconvertible preferred stock warrants.

Liquidity and Capital Resources

At December 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities of $106.2 million.

From our inception through December 31, 2013, we have financed our operations, primarily through contract payments under our collaborations, government research and development contracts and grants, private placements, and our initial public offering of our equity. The following table shows a summary of our cash flows for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(5,871)	$9,045
Investing activities	$1,349	$2,499
Financing activities	$89	$(1,320)

Net cash (used in) provided by operating activities

During the three months ended December 31, 2013, operating activities used $5.9 million of cash. Cash used in operating activities primarily resulted from our net loss of $5.4 million, net change in operating assets and liabilities of $1.2 million and premium on marketable securities of $0.4 million, which were partially offset by net non-cash charges of $1.1 million. Our net loss in the period was primarily due to normal operating expenses and revenue consisting solely of reimbursement under our NIAID contract. We earned no milestone payments from AbbVie or Novartis. Our net non-cash charges in the period primarily consisted of $0.4 million of stock-based compensation expense and $0.6 million related to amortization of the premium on our marketable securities. The $0.4 million decrease in accounts receivable and unbilled receivables was due to the timing of our billings under the NIAID contract and Novartis agreement. The $0.6 million decrease in accounts payable as well as the $1.3 million decrease in accrued expenses was primarily due to the timing of payments made by us to vendors.

During the three months ended December 31, 2012, operating activities provided $9.0 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $22.0 million and net noncash charges of $0.5 million, together partially offset by net uses of cash of $13.4 million from changes in our operating assets and liabilities. Our net income in the period was primarily due to $27.9 million of revenue recognized, principally related to a $15.0 million milestone payment we earned and recognized under our collaboration agreement with AbbVie and an $11.0 million milestone payment we earned under our collaboration with Novartis, offset by our operating expenses. Our net non-cash charges in the period primarily consisted of $0.3 million of stock-based compensation expense and $0.2 million related to amortization of the premium on our marketable securities. Net uses of cash from changes in our operating assets and liabilities during the three months ended December 31, 2012 consisted primarily of a $13.3 million increase in accounts receivable and a $2.1 million decrease in accrued expenses, both offset by a $1.4 million decrease in unbilled receivables, a $0.4 million increase in accounts payable and a $0.1 million increase in deferred revenue. The use of cash from the $13.3 million increase in accounts receivable was primarily due to our recording of a receivable for an $11.0 million milestone payment that we earned in November 2012 under our collaboration agreement with Novartis, but had not collected by December 31, 2012. The $1.4 million decrease in unbilled receivables was due to the timing of our billings under the NIAID contract. The $1.7 million net use of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors and to employees for annual bonuses.

Net cash provided by investing activities

During the three months ended December 31, 2013, net cash provided by investing activities was $1.3 million. Net cash used in investing activities during the period consisted primarily of $10.2 million used to purchase marketable securities, offset by cash received from sales and maturities of marketable securities of $11.6 million.

During the three months ended December 31, 2012, net cash provided by investing activities was $2.5 million. Net cash provided by investing activities during this period consisted primarily of cash received from the sales and maturities of marketable securities of $15.6 million, offset by purchases of marketable securities, which used cash of $13.1 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the three months ended December 31, 2013 was $0.1 million and consisted solely of proceeds from the exercise of stock options.

Net cash used in financing activities during the three months ended December 31, 2012 consisted of payments of deferred offering costs in anticipation of our initial public offering, partially offset by proceeds received from the exercise of stock options.

Funding requirements

As of December 31, 2013, we had $106.2 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2013, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

We lease office and laboratory space in Watertown, Massachusetts under a seven-year lease that commenced on October 1, 2011. In fiscal 2012, we entered into an intellectual property license agreement that will require us to make certain non-cancelable payments over the next two years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $106.2 million at December 31, 2013, which consisted of cash, government securities, corporate bonds and certificate of deposit. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of December 31, 2013.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of ABT-450, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating ABT-450 or ABT -493. Such success is subject to significant uncertainty, and we have limited control over the resources, time and effort that AbbVie may devote to ABT-450 or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of ABT-450 or ABT-493 in combination therapies. For example, AbbVie:

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

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

We will not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if the product is later approved and marketed, regulatory affairs, process development, manufacturing, marketing and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ABT-450 or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values of the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. It may be necessary for us to assume responsibility at our own expense for the development of ABT-450, ABT-493 or other protease inhibitors. In that event, we would likely be required to limit the size and scope of one or more of our independent programs or increase our expenditures and seek additional funding which may not be available on acceptable terms or at all, and our business would be materially and adversely affected.

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

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antibacterial markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. Two drug products, Incivek™ (telaprevir)

of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. In December 2013, the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV or in patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin. Other all-oral treatment regimens, including regimens with Sovaldi, are under development and may obtain regulatory approvals for some forms of HCV before any combination including one of our compounds is approved. These other potential new treatment regimens may render our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors, under development by companies such as Achillion, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Medivir, Merck, Pfizer, Presidio, Roche and Vertex, as well as by our collaborators.

Our MRSA program faces competition from other therapeutic products that address serious Gram-positive bacterial infections, such as Cubicin®, marketed by Cubist; vancomycin, marketed generically by a number of companies; Zyvox®, marketed by Pfizer; Tygacil®, marketed by Pfizer (Wyeth); Teflaro®, marketed by Forest Laboratories; and Vibativ®, Marketed by Theravance. In addition, we can expect future competition from drug candidates currently in clinical development.

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

We have incurred cumulative net losses since our inception, and as of December 31, 2013, we had an accumulated deficit of $112.8 million. Our net income in the fiscal year ended September 30, 2010 resulted primarily from the conclusion of a previous collaboration which accelerated $16.2 million of deferred revenue into fiscal 2010 that was related to cash received and spent in prior years, and our net income in the fiscal year ended September 30, 2011 resulted primarily from a substantial milestone payment from AbbVie. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. In the fiscal year ended September 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. There is no assurance, however, that we will recognize any collaboration revenue during fiscal 2014 or report net income in fiscal 2014 or subsequent years. To date, we have not commercialized any products or generated any revenue from product sales, directly or through any collaborator.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. The top-line results of the six Phase 3 registrational trials of ABT-450 in combination therapy were reported in recent months, but none of the other product candidates in our pipeline has yet advanced beyond Phase 2 clinical trials. Any future Phase 3 trials may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays may adversely affect our or our collaborators’ clinical development plans and jeopardize our or our collaborators’ ability to attain product approval, commence product sales, compete successfully against other HCV therapies and generate revenues.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-239, EDP-788 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical early and late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could make the results of planned clinical trials or other future clinical trials we or our collaborators may initiate less predictable and could cause our product candidates to perform differently, which could delay completion of clinical trials, delay approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenues.

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

Even if ABT-450, ABT-493 or EDP-239 or any other product candidate that we may develop in the future obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

•

the efficacy and safety of treatment regimens containing one of our partnered product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics and patients of any treatment regimen containing one of our product candidates as safe, effective and preferred treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the continued projected growth of the HCV drug market;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates;

•	the prevalence and severity of adverse side effects, whether involving the use of our products candidates or similar, competitive products; and

•	the effectiveness of our or our collaborators’ sales and marketing efforts.

If treatment regimens containing one of our product candidates are approved and then fail to achieve market acceptance, we would not be able to generate significant revenue. Further, if new, more favorably received therapies are introduced after any such regimen achieve market acceptance, then we may not be able to maintain that market acceptance over time.

Even if we or our collaborators are able to commercialize any treatment regimen containing one of our product candidates, the resulting products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, may significantly change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or any of our collaborators. Our or any collaborators’ ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

Our executive officers and directors, together with our stockholders that hold more than 5% of our outstanding common stock, beneficially owned, in the aggregate, immediately after our IPO on March 20, 2013, outstanding shares representing approximately two-thirds of our outstanding common stock after giving effect to the shares allocated in our IPO. Although some of our 5% stockholders have sold shares since the IPO, we believe that our officers and directors and their affiliates and our 5% stockholders beneficially owned, in the aggregate, approximately 55.54% of our outstanding common stock as of December 1, 2013. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a way in which you may not agree with or in a way that may not be in the best interests of other stockholders. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $2.1 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the December 31, 2013 closing price of our common stock at $27.28 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $2.3 million as of December 31, 2013. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2013, we had outstanding 17,965,929 shares of common stock. In addition, 2,431,023 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

None.

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

As of December 31, 2013, we have used approximately $9.4 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 36 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at December 31, 2013. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2013 and 2012 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2013 and 2012 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.†

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 13, 2014
/s/ Paul J. Mellett

Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2013 and 2012 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2013 and 2012 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.‡

‡

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