Form 10-Q
period 2014-03-31
ENANTA PHARMACEUTICALS INC
filed 2014-05-12
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 9, 2014, was 18,537,844 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	March 31, 2014	September 30, 2013

Assets
Current assets:
Cash and cash equivalents	$18,101	$8,859
Short-term marketable securities	76,669	92,621
Accounts receivable	998	808
Unbilled receivables	1,604	784
Prepaid expenses and other current assets	1,977	1,641

Total current assets	99,349	104,713
Property and equipment, net	1,377	1,121
Long-term marketable securities	7,184	10,703
Restricted cash	436	436

Total assets	$108,346	$116,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$1,481
Accrued expenses	2,327	3,035
Deferred revenue	51	10

Total current liabilities	4,419	4,526
Warrant liability	1,617	1,620
Series 1 nonconvertible preferred stock	206	—
Other long-term liabilities	389	359

Total liabilities	6,631	6,505

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at March 31, 2014 and September 30, 2013; 18,686,449 and 18,138,597 shares issued and 18,477,633 and 17,929,781 shares outstanding at March 31, 2014 and September 30, 2013, respectively	187	181
Additional paid-in capital	219,492	217,741
Treasury stock, at par value; 208,816 shares at March 31, 2014 and September 30, 2013	(2)	(2)
Accumulated other comprehensive income (loss)	61	(2)
Accumulated deficit	(118,023)	(107,450)

Total stockholders’ equity	101,715	110,468

Total liabilities and stockholders’ equity	$108,346	$116,973

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$2,160	$1,196	$3,053	$29,055
Operating expenses:
Research and development	4,722	3,704	8,985	8,502
General and administrative	2,565	1,493	4,652	2,645

Total operating expenses	7,287	5,197	13,637	11,147

Income (loss) from operations	(5,127)	(4,001)	(10,584)	17,908
Other income (expense):
Interest income	114	47	223	82
Interest expense	(4)	(9)	(9)	(16)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(186)	214	(203)	234

Total other income (expense), net	(76)	252	11	300

Net income (loss)	(5,203)	(3,749)	(10,573)	18,208
Accretion of redeemable convertible preferred stock to redemption value	—	(1,244)	—	(2,526)
Net income attributable to participating securities	—	—	—	(13,670)

Net income (loss) attributable to common stockholders	$(5,203)	$(4,993)	$(10,573)	$2,012

Net income (loss) per share attributable to common stockholders:
Basic	$(0.28)	$(2.28)	$(0.58)	$1.21
Diluted	$(0.28)	$(2.28)	$(0.58)	$1.09
Weighted average common shares outstanding:
Basic	18,353,628	2,192,470	18,149,330	1,669,578
Diluted	18,353,628	2,192,470	18,149,330	3,084,084

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(5,203)	$(3,749)	$(10,573)	$18,208

Other comprehensive income (loss):
Net unrealized losses on marketable securities, net of tax of $0	29	(3)	63	(17)

Total other comprehensive income (loss)	29	(3)	63	(17)

Comprehensive income (loss)	$(5,174)	$(3,752)	$(10,510)	$18,191

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(10,573)	$18,208
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	154	87
Non-cash interest expense	9	16
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	203	(234)
Stock-based compensation expense	1,111	538
Premium on marketable securities	(473)	—
Amortization of premium on marketable securities	1,202	401
Change in operating assets and liabilities:
Accounts receivable	(190)	380
Unbilled receivables	(820)	1,125
Prepaid expenses and other current assets	(293)	271
Accounts payable	316	(469)
Accrued expenses	(718)	(1,369)
Deferred revenue	41	98
Other long-term liabilities	30	26

Net cash provided by (used in) operating activities	(10,001)	19,078

Cash flows from investing activities
Purchases of property and equipment	(165)	(352)
Purchases of marketable securities	(24,572)	(45,706)
Sales of marketable securities	7,413	2,454
Maturities of marketable securities	35,921	30,245

Net cash provided by (used in) investing activities	18,597	(13,359)

Cash flows from financing activities
Proceeds from exercise of stock options	646	415
Proceeds from initial public offering, net of commissions	—	59,892
Payments of initial public offering costs	—	(2,073)

Net cash provided by financing activities	646	58,234

Net increase in cash and cash equivalents	9,242	63,953
Cash and cash equivalents at beginning of period	8,859	10,511

Cash and cash equivalents at end of period	$18,101	$74,464

Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,526
Initial public offering costs included in accounts payable or accrued expenses	$—	$1,466
Conversion of preferred stock into common stock	$—	$161,808
Exercise of Series 1 warrant into Series 1 nonconvertible preferred stock	$206	$—

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended September 30, 2013 included in the Company’s 2013 Annual Report on Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2014 and results of operations for the three and six months ended March 31, 2014 and 2013 and cash flows for the six months ended March 31, 2014 and 2013 have been made. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2014.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments of separate units of accounting and

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

best estimate of selling price of those units of accounting within its revenue arrangements; the valuation of common stock for the periods prior to the completion of the Company’s initial public offering (“IPO”), valuation of warrants, Series 1 nonconvertible preferred stock and stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

During the three and six months ended March 31, 2014 and 2013 the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2014 and September 30, 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$15,282	$—	$—	$15,282
Commercial paper	—	9,335	—	9,335
Corporate bonds	—	74,518	—	74,518

	$15,282	$83,853	$—	$99,135

Liabilities:
Warrant liability	$—	$—	$1,617	$1,617
Series 1 nonconvertible preferred stock	—	—	206	206

	$—	$—	$1,823	$1,823

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

Cash equivalents at March 31, 2014 and September 30, 2013 consist of money market funds.

During the three and six months ended March 31, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2014 and September 30, 2013, respectively, the warrant liability, comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. At March 31, 2014 the outstanding Series 1 nonconvertible preferred stock is also measured at fair value based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets and determined that the fair value of the Series 1 warrants was $1,617 and $1,620, at March 31, 2014 and September 30, 2013, respectively. The fair value of Series 1 nonconvertible preferred stock was $206 as of March 31, 2014. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	25%–90%
	Periods in which payout is expected to occur	2014–2018
	Discount rate	4.25%

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrants	Series 1 nonconvertible preferred stock
Balance, September 30, 2013	$1,620	$—
Warrants exercised	(206)	206
Increase in fair value	203	—

Balance, March 31, 2014	$1,617	$206

4.	Marketable Securities

As of March 31, 2014 and September 30, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$9,335	$—	$—	$9,335
Corporate bonds	74,457	62	(1)	74,518

	$83,792	$62	$(1)	$83,853

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,596	$—	$—	$10,596
Corporate bonds	84,757	23	(25)	84,755
U.S. Agency bonds	3,519	—	(1)	3,518
Certificate of deposit	3,450	—	—	3,450
U.S. Treasury notes	1,004	1	—	1,005

	$103,326	$24	$(26)	$103,324

As of March 31, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within two years and an aggregate fair value of $7,184.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

Accrued expenses:
Accrued professional fees	$249	$378
Accrued payroll and related expenses	562	1,041
Accrued preclinical and clinical expenses	590	127
Accrued third-party license fees	245	240
Accrued vendor manufacturing	456	989
Accrued other	225	260

	$2,327	$3,035

Other long-term liabilities:
Present value of accrued third-party license fees	$188	$184
Accrued rent expense	140	127
Asset retirement obligation	61	48

	$389	$359

6.	Collaboration Agreements

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

Through June 2011, under the AbbVie Agreement the Company had received upfront license payments, research funding, and milestone payments totaling $92,450, all of which has been recognized as revenue as of June 30, 2011. In December 2012, the Company received an additional $15,000 milestone payment under the AbbVie Agreement as a result of AbbVie’s initiation of dosing in a Phase 3 clinical trial involving ABT-450. This amount was recognized as revenue during the six months ended March 31, 2013. There was no revenue recognized for the three or six months ended March 31, 2014.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

In April 2014, the Company earned a $20,000 milestone payment from AbbVie as a result of its US regulatory filing with the FDA for the first regimen containing a collaboration compound. In May 2014, the Company earned another $20,000 milestone payment as a result of the European Union regulatory filing for this same first protease inhibitor product. The Company expects to collect these payments before June 30, 2014.

The Company is eligible to receive additional milestone payments totaling up to $155,000 upon AbbVie’s achievement of commercial regulatory approval milestones in selected world markets. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercial regulatory approval milestones for each additional product containing a new protease inhibitor.

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

During the three and six months ended March 31, 2014 the company recognized no revenue under the Novartis Agreement. During the three and six months ended March 31, 2013 the Company recognized total revenue of $465 and $11,877, respectively, related to the delivery of the license and the performance of the research services under the Novartis Agreement.

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

The contract had an initial term of 30 months ending on March 30, 2014. In August 2013 NIAID exercised the first two options under this agreement which obligate it to provide an additional $9,200 in funding to the Company for preclinical and early clinical development of EDP-788, bringing total funding paid or committed to date by NIAID to approximately $23,500 through February 2015. NIAID has the option to extend the contract up to six times. If each extension option is exercised, the contract would be extended until September 30, 2016. The initial award under the initial term was $14,300, with the possibility of up to a total of $42,700 if each option period is exercised by NIAID.

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended March 31, 2014 and 2013, $2,160 and $731 of revenue, respectively, was recognized under this agreement. During the six months ended March 31, 2014 and 2013, the Company recognized revenue of $3,053 and $2,178, respectively.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. The warrants were remeasured at each reporting period, resulting in expense of $186 and income of $214 for the three months ended March 31, 2014 and 2013, respectively and expense of $203 and income of $234 for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,617 and $1,620, respectively.

On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of March 31, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $206.

8.	Stock-Based Awards

2012 Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective immediately prior to the closing of the Company’s IPO.

The 2012 Plan permits the Company to sell or issue common stock or restricted common stock, to grant incentive stock options or nonqualified stock options for the purchase of common stock, or to grant restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. Upon initial approval, the total number of shares of common stock that could be issued under the plan was 348,355. The number of shares of common stock that may be issued under the 2012 Plan is also subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. On October 1, 2013 the number of shares under the plan was increased by 538,102 shares. As of March 31, 2014, 506,800 shares remained available for future grant.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The fair value of these options is $2,479. During the three months ended March 31, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target.

Employee Stock Purchase Plan

During fiscal 2013 the Company’s stockholders approved the Employee Stock Purchase Plan (the “ESPP”). A total of 185,614 shares of common stock were reserved for issuance under this plan, which became effective immediately prior to the closing of the Company’s IPO. As of March 31, 2014, the Company has not commenced any offering under the ESPP and no shares have been issued.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Risk-free interest rate	1.93%	1.08%	1.90%	1.03%
Expected term (in years)	6.07	6.16	6.09	6.10
Expected volatility	77%	71%	74%	73%
Expected dividend yield	0%	0%	0%	0%

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

The following table summarizes stock option activity during the six months ended March 31, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(In years)
Outstanding as of September 30, 2013	1,583,031	$5.15	5.0	$28,133
Granted	387,150	28.49
Exercised	(548,374)	1.18
Forfeited	(9,279)	14.00
Expired	(465)	0.73

Outstanding as of March 31, 2014	1,412,063	$12.88	7.3	$38,250

Options vested and expected to vest as of March 31, 2014	1,225,963	$12.71	6.9	$33,448

Options exercisable as of March 31, 2014	739,301	$5.21	5.6	$25,689

The Company recorded stock-based compensation expense for the three and six months ended March 31, 2014 and 2013 in the following expense categories:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Research and development	$228	$85	$366	$179
General and administrative	524	172	745	359

	$752	$257	$1,111	$538

As of March 31, 2014, the Company had an aggregate of $7,678 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.6 years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(5,203)	$(3,749)	$(10,573)	$18,208
Accretion of redeemable convertible preferred stock to redemption value	—	(1,244)	—	(2,526)
Net income attributable to participating securities	—	—	—	(13,670)

Net income (loss) attributable to common stockholders	$(5,203)	$(4,993)	$(10,573)	$2,012

Denominator:
Weighted average common shares outstanding—basic	18,353,628	2,192,470	18,149,330	1,669,578

Net income (loss) per share attributable to common stockholders—basic	$(0.28)	$(2.28)	$(0.58)	$1.21
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(5,203)	$(3,749)	$(10,573)	$18,208
Accretion of redeemable convertible preferred stock to redemption value	—	(1,244)	—	(2,526)
Net income attributable to participating securities	—	—	—	(12,329)

Net income (loss) attributable to common stockholders—diluted	$(5,203)	$(4,993)	$(10,573)	$3,353

Denominator:
Weighted average common shares outstanding—basic	18,353,628	2,192,470	18,149,330	1,669,578
Dilutive effect of common stock equivalents	—	—	—	1,414,506

Weighted average common shares outstanding—diluted	18,353,628	2,192,470	18,149,330	3,084,084

Net income (loss) per share attributable to common stockholders—diluted	$(0.28)	$(2.28)	$(0.58)	$1.09

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(Amounts in thousands, except share and per share data)

Stock options for the purchase of 1,505,947 and 1,786,070 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. Stock options for the purchase of 1,583,885 and 126,489 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the six months ended March 31, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10. Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2018. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $237 for the three months ended March 31, 2014 and 2013, and $474 for the six months ended March 31, 2014 and 2013.

In connection with the lease, the Company has outstanding a $436 letter of credit, collateralized by a money market account. As of March 31, 2014 and September 30, 2013, the Company classified $436 related to the letter of credit as restricted cash.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement under which it is required to pay the licensor future license fees of $250 and $200 in fiscal years 2014 and 2015, respectively. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As of March 31, 2014, the Company had accrued expense relating to this obligation of $433, of which $245 was included in accrued expenses and $188 was included in other long-term liabilities.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Despite the fact that the Company has obtained insurance coverage for certain of these indemnification obligations, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on From 10-K for our fiscal year ended September 30, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

The following table summarizes our product development pipeline in HCV antivirals as well as MRSA antibiotics:

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, ABT-450, is a protease inhibitor being developed through our collaboration with AbbVie. In April 2014, we earned a $20.0 million milestone payment as a result of the US regulatory filing by AbbVie for the first protease inhibitor product resulting from our collaboration with AbbVie. In May 2014, we earned a second $20.0 million milestone payment as a result of the European Union regulatory filing by AbbVie for the same protease inhibitor product. We expect to receive these payments before June 30, 2014. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing ABT-450, ABT-493 and any follow-on products worldwide. Our lead NS5A product candidate, EDP-239, is being developed through our collaboration with Novartis. Under our collaboration with Novartis, Novartis is responsible for all further development of our NS5A inhibitors. Novartis was also responsible for funding research that we conducted to discover additional NS5A compounds through August 2013. Our independent research activities are focused on our lead cyclophilin inhibitor candidates, which are in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development.

In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we are developing for the treatment of multi-drug resistant bacteria, including methicillin-resistant Staphylococcus aureus bacteria, also referred to as MRSA. Initially, up to $14.3 million of the preclinical development of our lead antibiotic candidate, EDP-788, was funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, or NIAID. In August 2013 NIAID agreed to provide additional funding of $9.2 million under our contract, increasing total funding from NIAID to approximately $23.5 million.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock and payments received under our collaborations and a government contract. On March 26, 2013, we completed our IPO of 4,600,000 shares of common stock at an offering price of $14.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock. We received net proceeds of approximately $59.9 million, after deducting underwriting discounts and commissions. As of March 31, 2014, we had $102.0 million in cash and investments.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past four fiscal years. However, we reported a net loss in the first three and six months of our fiscal 2014, had an accumulated deficit of $118.0 million as of March 31, 2014 and have generated no royalties or other revenue from product sales. We expect that our revenue in the near term will continue to be substantially dependent on our collaborations with AbbVie and Novartis and their continued advancement of the related development programs. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments under these collaborations or whether we will report either revenue or net income in future years.

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

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$—	$—	$15,000
Novartis agreement:
Upfront license payment and research funding	—	465	—	877
Milestone payments	—	—	—	11,000
NIAID contract	2,160	731	3,053	2,178

Total revenue	$2,160	$1,196	$3,053	$29,055

AbbVie Agreement

Under the terms of the AbbVie agreement, as amended, we received total payments comprised of an upfront license payment, payments to fund research and reimburse certain expenses and milestone payments totaling $92.5 million through June 2011. Since all of our research obligations under the agreement were concluded by June 30, 2011, any future milestone payments received will be recognized as revenue when each milestone is achieved by AbbVie. During the quarter ended December 31, 2012, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that includes ABT-450. In April 2014, we earned a $20.0 million milestone payment as a result of the US regulatory filing by AbbVie for the first protease inhibitor product resulting from our collaboration with AbbVie. In May 2014, we earned a second $20.0 million milestone payment as a result of the European Union regulatory filing by AbbVie for the same protease inhibitor product. We expect to collect these payments before June 30, 2014. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling $155 million related to the successful development of the first HCV treatment regimen by AbbVie incorporating our collaboration’s protease inhibitors. We are also eligible to receive royalties on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. We and AbbVie have not yet completed the contractual process to determine the portion of AbbVie’s net sales of any protease-inhibitor-containing regimen that would be allocated to the protease inhibitor.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in February 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt as we determined that the license to which the payment related and the research services were separable elements under the agreement that could be accounted for as each was delivered or provided. Our agreement with Novartis provides that we will receive up to $1.8 million in research funding during the first year of the agreement, which began in February 2012. In March 2013 the agreement was amended to extend the funding period for an additional six months through August 2013 at the same reimbursement rate. Additionally, our collaboration with Novartis provides for aggregate milestone payments of up to $406 million if certain goals related to drug development and net product sales are achieved by Novartis. In January 2013, we received an $11.0 million milestone payment based on Novartis’ November 2012 initiation of dosing in a Phase 1 clinical trial that includes EDP-239. During the three months ended March 31, 2013, revenue recognized under this agreement was $0.5 million and consisted of research funding. No revenue was recognized under this agreement during the three months ended March 31, 2014.

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

NIAID Contract

Under the terms of the NIAID contract, NIAID will pay us research and development funding payments of up to $14.3 million over an initial period of 30 months. The contract also contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. In August 2013 NIAID agreed to provide additional funding of $9.2 million, increasing total funding from NIAID to approximately $23.5 million. We recognize revenue under this contract as research and development services are performed. We recognized revenue of $2.2 million and $0.7 million under this agreement during the three months ended March 31, 2014 and 2013, respectively, and $3.1 million and $2.2 million during the six months ended March 31, 2014 and 2013, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Research and development	$4,722	$3,704	$8,985	$8,502
General and administrative	2,565	1,493	4,652	2,645

Total operating expenses	$7,287	$5,197	$13,637	$11,147

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

We expect that our research and development expenses will increase in the future as we advance our two independent HCV programs and our antibiotic program for MRSA into clinical development. In our fiscal year ending September 30, 2014, we expect to incur approximately $30.0 million of expenses associated with research and development, which amount is exclusive of expenses incurred by our collaborators in developing our licensed product candidates ABT-450 and EDP-239.

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

We expect that general and administrative expenses will increase in the future as compared with the first six months of our fiscal 2014 as we expand our operating activities and incur additional costs associated with operating as a public company. These public company related increases will likely include costs of additional personnel, additional legal fees, accounting and audit fees and directors’ and officers’ liability insurance premiums, and costs related to investor relations.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and investment balances. Our interest income has not been significant due to the low rate of interest earned on invested balances. Our interest income increased in the three and six months of 2014 compared to the comparable periods in 2013 due to our higher cash and investment balances as a result of the $59.9 million of cash proceeds from our initial public offering, $15.0 million milestone payment we received from AbbVie in December 2012 and the $11.0 million milestone payment we received from Novartis in January 2013.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock that we believe are financial instruments that may require a transfer of assets because of the redemption features of the underlying stock. Therefore, we have classified these warrants as liabilities that we remeasure to fair value at each reporting period and we record the changes in the fair value of the warrants as a component of other income (expense).

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

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

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement purposes and for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial statement value and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our analysis of both positive and negative factors, we have determined that it is more likely than not that we will not be able to realize our deferred tax assets, and therefore we have recorded a full valuation allowance against our deferred tax assets as of March 31, 2014. Our analysis included an assessment of our past profitability and our future projections of forecasted revenue and expense levels. More specifically, we considered the following factors in determining that it is more likely than not that we will not be able to realize our deferred tax assets:

•	We have incurred cumulative net losses since our inception, and as of March 31, 2014 we had an accumulated deficit of $118.0 million;

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

•

Our financial prospects and ability to generate recurring revenues are substantially dependent upon the development and marketing efforts of AbbVie and Novartis for our drug product candidates, and we have limited control over the resources, time and effort that our collaborators may devote to our drug product candidates;

•	Since our inception, we have not paid a material amount of U.S. federal income taxes; and

•	We do not have any taxable income in prior carryback periods or any taxable temporary differences which could represent a source of taxable income upon future reversal.

In April 2014, we earned a $20.0 million milestone payment from AbbVie as a result of its U.S. regulatory filing with the FDA for the first regimen containing a collaboration compound. In May 2014, we earned another $20.0 million milestone payment as a result of the European Union regulatory filing for this same first protease inhibitor product. As a result of these two regulatory filings, the resulting $40 million in fiscal 2014 revenue and the increased prospects for generating recurring revenues, we will reevaluate the realizability of our deferred tax assets during the third quarter.

There have been no material changes in our critical accounting policies since September 30, 2013. For further information, please see the discussion of critical accounting policies included in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$2,160	$1,196
Research and development expenses	4,722	3,704
General and administrative expenses	2,565	1,493
Other income (expense):
Interest income	114	47
Interest expense	(4)	(9)
Change in fair value of warrant liability and Series 1 preferred stock	(186)	214

Revenue. We recognized revenue of $2.2 million during the three months ended March 31, 2014, as compared to $1.2 million during the three months ended March 31, 2013. During the three month ended March 31, 2014, our revenue was from the contract with NIAID. During the three months ended March 31, 2013, $0.7 million of revenue was from the EDP-788 program related to the contract with NIAID and $0.5 million was related to our performance of research services under our Novartis agreement.

Research and development expenses.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Development programs:
NS5A inhibitor	$—	$461
Antibiotic	1,586	611
Research and drug discovery	3,136	2,632

Total research and development expenses	$4,722	$3,704

Research and development expenses were $4.7 million in the three months ended March 31, 2014, as compared to $3.7 million for the same period in 2013. The $1.0 million increase was due primarily to an increase of $1.0 million in expenses related to our antibiotic program, specifically EDP-788 and an increase of $0.5 million in expenses related to our early stage drug discovery programs which were partially offset by a $0.5 million decrease in expenses for our NS5A inhibitor program. Expenses related to our antibiotic program were higher in 2014 as compared to 2013 primarily due to the significant expense related to a clinical trial that began in 2014. We incurred increased research expenses in 2014 as compared to 2013 in our early stage drug discovery programs due to an increase in the number of preclinical studies and the related costs.

General and administrative expenses. General and administrative expenses were $2.6 million in the three months ended March 31, 2014 as compared to $1.5 million in the three months ended March 31, 2013. The increase of $1.1 million was related primarily to an increase in stock-based compensation expense as a result of additional stock option grants to employees and a higher value of our common stock as well as to increases in insurance expense and accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. Interest income increased slightly due to higher investment balances during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the three months ended March 31, 2013, we recorded income of $0.2 million due to a decrease in the fair value of our warrant liability as a result of the remeasurement of our Series 1 nonconvertible preferred stock warrants. During the three months ended March 31, 2014, we recorded an expense of $0.2 million due to an increase in the fair value in our warrant liability.

In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

Comparison of Six Months Ended March 31, 2014 and 2013

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$3,053	$29,055
Research and development expenses	8,985	8,502
General and administrative expenses	4,652	2,645
Other income (expense):
Interest income	223	82
Interest expense	(9)	(16)
Change in fair value of warrant liability and Series 1 preferred stock	(203)	234

Revenue. We recognized revenue of $3.1 million during the six months ended March 31, 2014, as compared to $29.1 million during the six months ended March 31, 2013. During the six months ended March 31, 2013, we received a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included ABT-450, which amount was recognized as revenue in the six months ended March 31, 2013. We did not have any revenue related to the AbbVie collaboration during the same period in 2014. During the six months ended March 31, 2013, we also recognized revenue of $11.9 million under our collaboration with Novartis, due primarily to an $11.0 million milestone payment we received in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that included EDP-239. Government contract revenue was $3.1 million and $2.2 million during the six months ended March 31, 2014 and 2013, respectively, related to the EDP-788 program under our contract with NIAID.

Research and development expenses.

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Development programs:
NS5A inhibitor	$—	$898
Antibiotic	2,374	1,679
Research and drug discovery	6,611	5,925

Total research and development expenses	$8,985	$8,502

Research and development expenses were $9.0 million in the six months ended March 31, 2014, as compared to $8.5 million for the same period in 2013. The increase of $0.5 million from 2013 to 2014 was due primarily to a $0.7 million increase in preclinical expenses for our early stage drug discovery programs and an increase of $0.7 million in our expenses for our antibiotic program. This increase was partially offset by a decrease of $0.9 million in expenses for our NS5A inhibitor program. We incurred preclinical and clinical expense for the development of

EDP-788 as a result of the contract we entered into in September 2011 with NIAID, which is funding our research program for EDP-788. We incurred increased research expenses in our early stage drug discovery programs due to an increase in both the number of preclinical studies and the related costs. We signed a collaboration agreement with Novartis in February 2012, at which time Novartis became responsible for development costs through August 2013. After that we did not incur any research expense for NS5A inhibitor program.

General and administrative expenses. General and administrative expenses were $4.7 million during the six month ended March 31, 2014 and $2.6 million during the six months ended March 31, 2013. Total expenses increased by $2.1 million during the six months ended March 31, 2014. The increase was related primarily to an increase in stock-based compensation expense as a result of additional stock option grants to employees and a higher value of our common stock as well as to an increase in insurance expense as well as an increase in accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was due to higher average investment balances in the first fiscal quarter of 2014 as compared to 2013 primarily due to the receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013 and the $26.0 million in milestone payments received from AbbVie and Novartis during the first six months of fiscal 2013.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the six months ended March 31, 2013, we recorded income due to a decrease in the fair value of our warrant liability during the six months ended March 31, 2013 due to the remeasurement of the fair value of warrants for Series 1 nonconvertible preferred stock. During the six months ended March 31, 2014 we recorded an expense of $0.2 million due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock. In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

Liquidity and Capital Resources

At March 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities of $102.0 million.

From our inception through March 31, 2014, we have financed our operations, primarily through contract payments under our collaborations, private placements of our equity, government research and development contracts and grants and our initial public offering. The following table shows a summary of our cash flows for each of the six months ended March 31, 2014 and 2013.

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,001)	$19,078
Investing activities	$18,597	$(13,359)
Financing activities	$646	$58,234

Net cash provided by (used in) operating activities

During the six months ended March 31, 2014, operating activities used $10.0 million of cash primarily due to our net loss of $10.6 million and net uses of cash of $1.6 million from changes in our operating assets and liabilities. Our net loss in the period was primarily due to normal operating activities. Net uses of cash from changes in our operating assets and liabilities during the six months ended March 31, 2014 consisted primarily of a $1.0 million increase in accounts receivable and unbilled receivables as well as a $0.3 million increase in prepaid expenses and other current assets offset by stock-based compensation of $1.1 million and amortization of premium on marketable securities of $1.2 million. The increase in accounts receivable and unbilled receivables was due to the timing of our billings under the NIAID contract.

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

Net cash provided by (used in) investing activities

During the six months ended March 31, 2014, net cash provided by investing activities was $18.6 million. Net cash provided by investing activities during the period consisted primarily of $35.9 million and $7.4 million of cash provided by maturities and sales, respectively, of marketable securities, partially offset by $24.6 million of cash used to purchase marketable securities.

During the six months ended March 31, 2013, net cash used in investing activities was $13.4 million. Net cash used in investing activities during the period consisted primarily of $45.7 million used to purchase marketable securities, partially offset by cash received from sales and maturities of marketable securities of $32.7 million.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended March 31, 2014 consisted of proceeds received from the exercise of stock options

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

Funding requirements

As of March 31, 2014, we had $102.0 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments as of March 31, 2014, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $102.0 million at March 31, 2014, which consisted of cash, money market funds, commercial paper and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of March 31, 2014.

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

PART II—OTHER INFORMATION

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of ABT-450, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating ABT-450 or ABT-493. Such success is subject to significant uncertainty, and we have limited control over the resources, time and effort that AbbVie may devote to ABT-450 or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of ABT-450 or ABT-493 in combination therapies. For example, AbbVie:

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies and reimbursement approvals;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

•

may not commit sufficient resources to the development, regulatory approval, marketing and distribution of an ABT-450 (or ABT-493)-containing regimen, whether for strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our product candidates;

•	may not be able to manufacture our product candidate in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•	may not achieve satisfactory levels of market acceptance and reimbursement of combination therapies incorporating our product candidate by physicians, patients and third-party payors;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV; and

•	may independently develop products that compete with our product candidate in the treatment of HCV.

We will not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if the product is later approved and marketed, regulatory affairs, process development, manufacturing, marketing and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ABT-450 or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Furthermore, we and AbbVie have not yet completed the contractual process for determining the portion of AbbVie’s net sales of any protease-inhibitor-containing regimen that would be allocated to our protease inhibitor. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

If Novartis does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to EDP-239 could be delayed, terminated or be commercially unsuccessful. Conflicts between us and Novartis may arise if there is a dispute with Novartis similar to potential disputes with AbbVie about any of the matters mentioned in the preceding risk factor. It may become necessary for us to assume the responsibility at our own expense for the development of EDP-239 or other NS5A inhibitors. In that event, we would likely be required to limit the size and scope of one or more of our independent programs or increase our expenditures and seek additional funding which may not be available on acceptable terms or at all, and our business would be materially and adversely affected. If Novartis acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

Our future capital requirements depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments, and ultimately royalties, to us;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation;

•	the portion of net sales of any combination regimen that is allocable to a compound developed by us or in one of our collaborations; and

•	the timing, receipt and amount of sales of, or royalties on, ABT-450, ABT-493, EDP-239 and our future product candidates, if any.

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

We have incurred cumulative net losses since our inception, and as of March 31, 2014, we had an accumulated deficit of $118.0 million. Our net income in the fiscal year ended September 30, 2010 resulted primarily from the conclusion of a previous collaboration which accelerated $16.2 million of deferred revenue into fiscal 2010 that was related to cash received and spent in prior years, and our net income in the fiscal year ended September 30, 2011 resulted primarily from a substantial milestone payment from AbbVie. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. In the fiscal year ended September 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. In April 2014, we earned a $20.0 milestone payment as a result of the US regulatory filing by AbbVie for the first protease inhibitor product resulting from our collaboration with AbbVie. In May 2014, we earned a second $20.0 milestone payment as a result of the European Union regulatory filing by AbbVie for the same protease inhibitor product. There is no assurance, however, that we will report net income in fiscal 2014 or subsequent years. To date, we have not commercialized any products or generated any revenue from product sales, directly or through any collaborator.

Our principal source of revenue has been our collaboration agreements, including our current agreements with AbbVie and Novartis. Future milestone payments are uncertain because our collaborators may choose not to continue research or development activities for one or more potential product candidates. For example, under a prior collaboration for the development of an antibiotic product candidate in Japan, our collaborator decided in 2010 not to pursue further development of the licensed product candidate due to its limited potency against Haemophilus influenzae in clinical trials of community-acquired pneumonia, which then resulted in our collaboration being terminated. In addition, we may not achieve the specified milestones, our product candidates may not be approved by the FDA or other regulatory authorities or, if they are approved, may not be accepted in the market. If we are unable to develop and commercialize one or more of our product candidates, either alone or with our collaborators, or if any such product candidate does not achieve market acceptance, we may never generate sufficient product royalties or product sales. For example, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate product royalties or product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

Under our agreement with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, NIAID has the option to make future payments to fund our early clinical development of EDP-788. If NIAID exercises each remaining option under the agreement, the aggregate funding commitment will be $42.7 million. On August 29, 2013, NIAID exercised the first two options under the agreement, pursuant to which it has agreed to provide an additional $9.2 million in funding for preclinical and early clinical development of EDP-788. To date only $23.5 million has been committed for our work under the agreement. NIAID has several remaining options to decide whether it wants to continue the program in its sole discretion. In addition, the ability of government agencies such as NIAID to perform under these types of agreements is dependent upon adequate continued funding of the agencies and their programs. We have no control over the resources and funding NIAID may devote to our agreement, which may be subject to periodic renewal and which generally may be terminated by NIAID at any time. For example, in accordance with the spending cuts, known as sequestration, to implement the Budget Control Act of 2011, NIAID notified us on March 4, 2013 of the possibility that NIAID may not exercise the options on our contract or may negotiate lower prices or other terms via a bilateral modification. Then in September 2013 NIAID notified of possible reductions in funding due to the budget impasse and government shut-down at the commencement of the U.S. government’s fiscal year beginning October 1, 2013. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our antibiotic program and our results of operations and financial condition. If we fail to satisfy our contractual obligations under the agreement, the applicable Federal Acquisition Regulations allow the government to terminate the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any incomplete work. If NIAID does not exercise future funding options under the agreement, terminates the agreement or fails to perform its responsibilities under the agreement, it could materially impact our antibiotic program and our financial results.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA disagrees with our or our collaborator’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA may refuse to approve our or our collaborator’s product candidate. The FDA also may require additional clinical trials as a condition for approving any of these product candidates. We estimate that it will likely be our fiscal 2015 before an NDA for one of our collaborator’s product candidates could be approved by the FDA.

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

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaborati+on with third parties, we will not be successful in commercializing our product candidates.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the March 31, 2014 closing price of our common stock at $39.99 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $6.6 million as of March 31, 2014. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2014, we had outstanding 18,477,633 shares of common stock. In addition, 1,950,165 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 31, 2014, we have used approximately $12.5 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 36 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at March 31, 2014. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended March 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the six months ended March 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.†

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 12, 2014
/s/ Paul J. Mellett

Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended March 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.‡

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