Form 10-Q
period 2014-06-30
ENANTA PHARMACEUTICALS INC
filed 2014-08-12
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 8, 2014, was 18,582,628 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q—Quarterly Report

For the Quarterly Period Ended June 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30, 2014	September 30, 2013

Assets
Current assets:
Cash and cash equivalents	$26,374	$8,859
Short-term marketable securities	69,513	92,621
Accounts receivable	399	808
Unbilled receivables	2,259	784
Deferred tax assets	11,183	—
Prepaid expenses and other current assets	1,950	1,641

Total current assets	111,678	104,713
Property and equipment, net	1,551	1,121
Long-term marketable securities	41,700	10,703
Deferred tax assets	4,149	—
Restricted cash	436	436

Total assets	$159,514	$116,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,284	$1,481
Accrued expenses	2,984	3,035
Deferred revenue	—	10

Total current liabilities	4,268	4,526
Warrant liability	1,675	1,620
Series 1 nonconvertible preferred stock	213	—
Other long-term liabilities	405	359

Total liabilities	6,561	6,505

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at June 30, 2014 and September 30, 2013; 18,789,536 and 18,138,597 shares issued and 18,580,720 and 17,929,781 shares outstanding at June 30, 2014 and September 30, 2013, respectively	188	181
Additional paid-in capital	220,741	217,741
Treasury stock, at par value; 208,816 shares at June 30, 2014 and September 30, 2013	(2)	(2)
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(67,970)	(107,450)

Total stockholders’ equity	152,953	110,468

Total liabilities and stockholders’ equity	$159,514	$116,973

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$42,051	$1,649	$45,104	$30,704
Operating expenses:
Research and development	4,553	4,039	13,538	12,541
General and administrative	2,603	1,788	7,255	4,433

Total operating expenses	7,156	5,827	20,793	16,974

Income (loss) from operations	34,895	(4,178)	24,311	13,730
Other income:
Interest income	106	64	329	146
Interest expense	(5)	(7)	(14)	(23)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(65)	(17)	(268)	217

Total other income, net	36	40	47	340

Income (loss) before income taxes	34,931	(4,138)	24,358	14,070
Income tax benefit	15,122	—	15,122	—

Net income (loss)	50,053	(4,138)	39,480	14,070
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,526)
Net income attributable to participating securities	—	—	—	(13,670)

Net income (loss) attributable to common stockholders	$50,053	$(4,138)	$39,480	$(2,126)

Net income (loss) per share attributable to common stockholders:
Basic	$2.70	$(0.23)	$2.16	$(0.30)
Diluted	$2.61	$(0.23)	$2.06	$(0.30)
Weighted average common shares outstanding:
Basic	18,528,833	17,819,813	18,275,831	7,052,989
Diluted	19,203,270	17,819,813	19,168,368	7,052,989

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$50,053	$(4,138)	$39,480	$14,070

Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax of $0	(65)	(87)	(2)	(104)

Total other comprehensive loss	(65)	(87)	(2)	(104)

Comprehensive income (loss)	$49,988	$(4,225)	$39,478	$13,966

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$39,480	$14,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	242	148
Non-cash interest expense	14	23
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	268	(217)
Stock-based compensation expense	1,887	777
Gain on disposal of property and equipment	—	(100)
Premium on marketable securities	(1,824)	(1,170)
Amortization of premium on marketable securities	1,636	697
Benefit from deferred income taxes	(15,228)	—
Income tax benefit from the exercise of stock options	(105)	—
Change in operating assets and liabilities:
Accounts receivable	409	173
Unbilled receivables	(1,475)	912
Prepaid expenses and other current assets	161	(291)
Other assets	—	22
Accounts payable	(190)	(620)
Accrued expenses	(200)	(1,288)
Deferred revenue	(10)	(17)
Other long-term liabilities	46	37

Net cash provided by operating activities	25,111	13,156

Cash flows from investing activities
Purchases of property and equipment	(543)	(404)
Purchases of marketable securities	(85,750)	(100,253)
Sales of marketable securities	7,413	2,454
Maturities of marketable securities	70,164	36,625

Net cash used in investing activities	(8,716)	(61,578)

Cash flows from financing activities
Proceeds from exercise of stock options	1,015	437
Income tax benefit from the exercise of stock options	105	—
Proceeds from initial public offering, net of commissions	—	59,892
Payments of initial public offering costs	—	(3,540)

Net cash provided by financing activities	1,120	56,789

Net increase in cash and cash equivalents	17,515	8,367
Cash and cash equivalents at beginning of period	8,859	10,511

Cash and cash equivalents at end of period	$26,374	$18,878

Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,526
Conversion of preferred stock into common stock	$—	$161,808
Exercise of Series 1 warrant into Series 1 nonconvertible preferred stock	$206	$—

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily in the infectious disease field. The Company is developing novel protease, NS5A, cyclophilin and nucleotide polymerase inhibitors targeted against the hepatitis C virus (“HCV”). Additionally, the Company has created a new class of bridged bicyclic antibiotics known as Bicyclolides to overcome bacterial resistance. Antibacterial focus areas include “superbugs,” respiratory tract infections, and intravenous and oral treatments for hospital and community methicillin-resistant Staphylococcus aureus (“MRSA”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended September 30, 2013 included in the Company’s 2013 Annual Report on Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2014 and results of operations for the three and nine months ended June 30, 2014 and 2013 and cash flows for the nine months ended June 30, 2014 and 2013 have been made. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2014.

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

During the three and nine months ended June 30, 2014 and 2013 the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2017. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2014 and September 30, 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,972	$—	$—	$21,972
Commercial paper	—	11,840	—	11,840
Corporate bonds	—	93,860	—	93,860
U.S. Agency bonds	—	5,513	—	5,513

	$21,972	$111,213	$—	$133,185

Liabilities:
Warrant liability	$—	$—	$1,675	$1,675
Series 1 nonconvertible preferred stock	—	—	213	213

	$—	$—	$1,888	$1,888

	Fair Value Measurements as of September 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,517	$—	$—	$7,517
U.S. Treasury notes	1,005	—	—	1,005
Commercial paper	—	10,596	—	10,596
Corporate bonds	—	84,755	—	84,755
U.S. Agency bonds	—	3,518	—	3,518
Certificate of deposit	—	3,450	—	3,450

	$8,522	$102,319	$—	$110,841

Liabilities:
Warrant liability	$—	$—	$1,620	$1,620

	$—	$—	$1,620	$1,620

Cash equivalents at June 30, 2014 and September 30, 2013 consist of money market funds.

During the three and nine months ended June 30, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2014 and September 30, 2013, respectively, the warrant liability was comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. At June 30, 2014 the outstanding Series 1 nonconvertible preferred stock was also measured at fair value based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which took into consideration various outcomes that may require the Company to transfer assets and which determined that the fair value of the Series 1 warrants was

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

$1,675 and $1,620, at June 30, 2014 and September 30, 2013, respectively. The fair value of Series 1 nonconvertible preferred stock was $213 as of June 30, 2014. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	70%–90%
	Periods in which payout is expected to occur	2015–2016
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrants	Series 1 nonconvertible preferred stock
Balance, September 30, 2013	$1,620	$—
Warrants exercised	(206)	206
Increase in fair value	261	7

Balance, June 30, 2014	$1,675	$213

4.	Marketable Securities

As of June 30, 2014 and September 30, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,840	$—	$—	$11,840
Corporate bonds	93,861	44	(45)	93,860
U.S. Agency bonds	5,516	—	(3)	5,513

	$111,217	$44	$(48)	$111,213

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

As of June 30, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within three years and an aggregate fair value of $41,700.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Accrued expenses:
Accrued payroll and related expenses	$953	$1,041
Accrued preclinical and clinical expenses	623	127
Accrued vendor manufacturing	477	989
Accrued professional fees	336	378
Present value of accrued third-party license fees	247	240
Accrued other	348	260

	$2,984	$3,035

Other long-term liabilities:
Present value of accrued third-party license fees	$190	$127
Accrued rent expense	147	184
Asset retirement obligation	68	48

	$405	$359

6.	Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including ABT-450. The agreement, which was amended in January and December 2009, was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie. Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

AbbVie of one or more HCV compounds as well as tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocable to the collaboration’s protease inhibitors. Deliverables under the AbbVie Agreement included a license, research services and participation on a steering committee. The Company concluded that all deliverables under the AbbVie Agreement should be treated as a single unit of accounting. Accordingly, revenue was recognized using the proportional performance model over the period during which the Company performed research services. The Company completed all remaining obligations under the agreement as of June 2011. All milestone payments received after June 2011 are recognized as revenue when each milestone is achieved by AbbVie.

Through June 2011, under the AbbVie Agreement the Company had received upfront license payments, research funding, and milestone payments totaling $92,450, all of which were recognized as revenue as of June 30, 2011.

In December 2012, the Company received an additional $15,000 milestone payment under the AbbVie Agreement as a result of AbbVie’s initiation of dosing in a Phase 3 clinical trial involving ABT-450. This amount was recognized as revenue during the nine months ended June 30, 2013.

In the quarter ending June 30, 2014, the Company received and recognized as revenue a total of $40,000 in milestone payments from AbbVie as a result of its U.S. regulatory filing with the FDA and a comparable European Union regulatory filing with the EMA for the first regimen containing a collaboration compound.

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

During the three and nine months ended June 30, 2014 the company recognized no revenue under the Novartis Agreement. During the three and nine months ended June 30, 2013 the Company recognized total revenue of $473 and $12,350, respectively, related to the delivery of the license and the performance of the research services under the Novartis Agreement.

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

The contract had an initial term of 30 months which ended on March 30, 2014. NIAID has the option to extend the contract up to six times. If each extension option is exercised, the contract would be extended until September 30, 2016. The initial award under the initial term was $14,300, with the possibility of up to a total of $42,700 if each option period is exercised by NIAID. In August 2013 NIAID exercised the first two options under this agreement which obligate it to provide an additional $9,200 in funding to the Company for preclinical and early clinical development of EDP-788, bringing total funding paid or committed to date by NIAID to approximately $23,500 through February 2015.

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended June 30, 2014 and 2013, $2,051 and $1,176 of revenue, respectively, was recognized under this agreement. During the nine months ended June 30, 2014 and 2013, the Company recognized revenue of $5,104 and $3,354, respectively.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of June 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $213. The warrants and Series 1 nonconvertible preferred stock were remeasured at each reporting period, resulting in expense of $65 and $17 for the three months ended June 30, 2014 and 2013, respectively, and expense of $268 and income of $217 for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,675 and $1,620, respectively.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

8.	Stock-Based Awards

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue common stock or restricted common stock, to grant incentive stock options or nonqualified stock options for the purchase of common stock, or to grant restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. Upon initial approval, the total number of shares of common stock that could be issued under the plan was 348,355. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. As of June 30, 2014, 410,380 shares remained available for future grant.

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The fair value of these options is $2,479. During the nine months ended June 30, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), a total of 185,614 shares of common stock were reserved for issuance. As of June 30, 2014, the Company has not commenced any offering under the ESPP and no shares have been issued.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to March 2013 the Company historically had been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a selected group of publicly traded peer companies, inclusive of the Company, commencing March 2013, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.93%	1.16%	1.89%	1.03%
Expected term (in years)	6.10	6.00	6.06	6.09
Expected volatility	76%	77%	75%	73%
Expected dividend yield	0%	0%	0%	0%

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

As required by the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as of the date of grant. For periods prior to the IPO, the Company valued its common stock by taking into consideration its most recently available valuation of common shares performed by management and the board of directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. For periods after the IPO, the Company based fair value of its common stock on the quoted market price.

The following table summarizes stock option activity during the nine months ended June 30, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(in years)
Outstanding as of September 30, 2013	1,583,031	$5.15	5.0	$28,133
Granted	483,570	29.73
Exercised	(650,939)	1.56
Forfeited	(9,343)	14.00
Expired	(465)	0.73

Outstanding as of June 30, 2014	1,405,854	$15.21	7.4	$38,818

Options vested and expected to vest as of June 30, 2014	1,221,172	$15.20	7.2	$34,028

Options exercisable as of June 30, 2014	676,867	$6.42	5.6	$24,960

The Company recorded stock-based compensation expense for the three and nine months ended June 30, 2014 and 2013 in the following expense categories:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Research and development	$196	$107	$562	$286
General and administrative	580	132	1,325	491

	$776	$239	$1,887	$777

As of June 30, 2014, the Company had an aggregate of $9,067 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$50,053	$(4,138)	$39,480	$14,070
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,526)
Net income attributable to participating securities	—	—	—	(13,670)

Net income (loss) attributable to common stockholders	$50,053	$(4,138)	$39,480	$(2,126)

Denominator:
Weighted average common shares outstanding—basic	18,528,833	17,819,813	18,275,831	7,052,989

Net income (loss) per share attributable to common stockholders—basic	$2.70	$(0.23)	$2.16	$(0.30)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$50,053	$(4,138)	$39,480	$14,070
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,526)
Net income attributable to participating securities	—	—	—	(13,670)

Net income (loss) attributable to common stockholders—diluted	$50,053	$(4,138)	$39,480	$(2,126)

Denominator:
Weighted average common shares outstanding—basic	18,528,833	17,819,813	18,275,831	7,052,989
Dilutive effect of common stock equivalents	674,437	—	892,537	—

Weighted average common shares outstanding—diluted	19,203,270	17,819,813	19,168,368	7,052,989

Net income (loss) per share attributable to common stockholders—diluted	$2.61	$(0.23)	$2.06	$(0.30)

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

Stock options for the purchase of 433,535 and 1,525,952 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended June 30, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. Stock options for the purchase of 300,428 and 1,685,921 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the nine months ended June 30, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10.	Income Taxes

As of September 30, 2013, December 31, 2013 and March 31, 2014, the Company had provided a valuation allowance for the full amount of its net deferred tax assets because it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carry forwards would be realized. At June 30, 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets as the Company earned and collected $40,000 in milestone payments during the three months ended June 30, 2014 as a result of U.S. and European Union regulatory approval filing by AbbVie with respect to the collaboration’s leading product candidate. The Company concluded that it was more likely than not that it would be able to realize its deferred tax assets primarily as a result of historical profitability for the years 2010 through 2013, expected profitability for the year ending September 30, 2014 and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from collaboration partners. Accordingly, the Company reversed its valuation allowance and recorded an income tax benefit of approximately $15,122 for each of the three and nine months ended June 30, 2014. The reversal of the valuation allowance released approximately $22,892, of which $15,333 was recorded as a discrete item in the period ended June 30, 2014 representing the change in estimate regarding future years’ income, and the remaining $7,559 was released to income as the deferred tax assets were utilized in fiscal 2014.

The effective tax rate benefit for the first nine months of fiscal 2014 was (80.70)% and differs from the federal statutory rate of 34% primarily due to a change in estimate as to the Company’s ability to utilize net operating loss carry-forwards and research and development credits resulting in a reduction of the Company’s valuation allowance against deferred tax assets in the amount of $22,892, as well as changes in estimates related to the fiscal 2014 research and development credits, and certain expenditures which are permanently not deductible for tax purposes.

The effective tax rate benefit for the first nine months of fiscal 2013 was 0% and differed from the federal statutory tax rate of 34% primarily because the Company had available tax loss carryforwards and other deferred tax assets to offset its taxable income in that period. The Company had concluded in that period, based on the weight of available evidence, that its net deferred tax assets were not more likely than not to be realized in the future. Accordingly, a full valuation allowance had been established against the deferred tax assets as of June 30, 2013.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2018. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $237 for the three months ended June 30, 2014 and 2013, and $711 for the nine months ended June 30, 2014 and 2013.

In connection with the lease, the Company has outstanding a $436 letter of credit, collateralized by a money market account. As of June 30, 2014 and September 30, 2013, the Company classified $436 related to the letter of credit as restricted cash.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement under which it is required to pay the licensor future license fees of $250 and $200 in fiscal years 2014 and 2015, respectively. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As of June 30, 2014, the Company had accrued expense relating to this obligation of $437, of which $247 was included in accrued expenses and $190 was included in other long-term liabilities.

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for each HCV product it develops outside of its collaboration with AbbVie or any other collaboration it may enter into in the future with a partner that has licensed these patents.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(amounts in thousands, except share and per share data)

things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Despite the fact that the Company has obtained insurance coverage for certain of these indemnification obligations, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on From 10-K for our fiscal year ended September 30, 2013, referred to as an 2013 Annual report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily in the infectious disease field. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Further, as there are many variants of HCV, we are developing inhibitors that may be used in multiple combination therapies, each designed and tested for effectiveness against one or more of those variants. Our development of inhibitors for validated HCV target mechanisms, as well as our collaborations with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013) and Novartis, should allow us to participate in multiple drug combinations as we seek the best combination therapies for HCV in its various forms. The reported worldwide sales of the two newest therapies for HCV (sofosbuvir and simeprevir) in the first six months of 2014 totaled $6.9 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to $10 billion to $20 billion within the next several years. In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics which we are developing for the treatment of multi-drug resistant bacteria, including methicillin-resistant Staphylococcus aureus bacteria, also referred to as MRSA. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our infectious disease drug pipeline.

The following table summarizes our product development pipeline in HCV antivirals as well as MRSA antibiotics:

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, ABT-450, is a protease inhibitor being developed through our collaboration with AbbVie. In the quarter ended June 30, 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of a U.S. regulatory filing by AbbVie with the FDA and a comparable European Union regulatory filing with the EMA for the first regimens containing a collaboration compound. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing ABT-450, ABT-493 and any other follow-on products worldwide. Our lead NS5A product candidate, EDP-239, is being developed through our collaboration with Novartis. Under our collaboration with Novartis, Novartis is responsible for all further development of our NS5A inhibitors. Novartis was also responsible for funding research that we conducted to discover additional NS5A compounds through August 2013.

Our independent HCV research activities are focused on our lead cyclophilin inhibitor candidates, which are in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development.

In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we are developing for the treatment of multi-drug resistant bacteria, including methicillin-resistant Staphylococcus aureus bacteria, also referred to as MRSA. Initially, up to $14.3 million of the preclinical development of our lead antibiotic candidate, EDP-788, was funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, or NIAID, to develop EDP-788 for biodefence purposes. In August 2013 NIAID agreed to provide additional funding of $9.2 million under our contract, increasing total funding from NIAID to approximately $23.5 million.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock and payments received under our collaborations and a government contract. On March 26, 2013, we completed our IPO of 4,600,000 shares of common stock at an offering price of $14.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock. We received net proceeds of approximately $59.9 million, after deducting underwriting discounts and commissions. As of June 30, 2014, we had $137.6 million in cash and investments.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past four fiscal years and in the three and nine months ended June 30, 2014. However, we had an accumulated deficit of $68.0 million as of June 30, 2014 and have generated no royalties or other revenue from product sales. We expect that our revenue in the near term will continue to be substantially dependent on our collaborations with AbbVie and Novartis and their continued advancement of the related development programs. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development and regulatory approval, we cannot be certain as to when or whether we will receive further milestone payments under these collaborations or whether we will report either revenue or net income in future years.

Financial Operations Overview

Revenue

Since our inception, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. We have not generated any revenue from product sales. In November 2006, we entered into a collaboration agreement with AbbVie and in February 2012 we entered into a collaboration agreement with Novartis. In September 2011, we entered into a contract with NIAID, which is funding the preclinical and Phase 1 development of our lead product candidate in our new class of Bicyclolide antibiotics.

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
AbbVie agreement:
Milestone payments	$40,000	$—	$40,000	$15,000
Novartis agreement:
Upfront license payment and research funding	—	473	—	1,350
Milestone payments	—	—	—	11,000
NIAID contract	2,051	1,176	5,104	3,354

Total revenue	$42,051	$1,649	$45,104	$30,704

AbbVie Agreement

Under the terms of the AbbVie agreement, as amended, we received total payments comprised of an upfront license payment, payments to fund research and reimburse certain expenses and milestone payments totaling $92.5 million through June 2011. Since all of our research obligations under the agreement were concluded by June 30, 2011, any future milestone payments received will be recognized as revenue when each milestone is achieved by AbbVie. In the quarter ended June 30, 2014, we earned and recognized as revenue a total of $40.0 million in milestone payments as a result of a U.S. regulatory filing by AbbVie with the FDA and comparable European Union regulatory filing with the EMA for the first protease inhibitor product resulting from our collaboration with AbbVie. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling $155 million related to the successful development by AbbVie of the first HCV treatment regimen incorporating one of our collaboration’s protease inhibitors. We are also eligible to receive royalties on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. We and AbbVie have not yet completed the contractual process to determine the portion of AbbVie’s net sales of any protease-inhibitor-containing regimen that would be allocated to the protease inhibitor.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in February 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt as we determined that the license to which the payment related and the research services were separable elements under the agreement that could be accounted for as each was delivered or provided. Our agreement with Novartis provides that we will receive up to $1.8 million in research funding during the first year of the agreement, which began in February 2012. In March 2013 the agreement was amended to extend the funding period for an additional six months through August 2013 at the same reimbursement rate. Additionally, our collaboration with Novartis provides for aggregate milestone payments of up to $406 million if certain goals related to drug development and net product sales are achieved by Novartis. In January 2013, we received an $11.0 million milestone payment based on Novartis’ November 2012 initiation of dosing in a Phase 1 clinical trial that include EDP-239. During the three months ended June 30, 2013, revenue recognized under this agreement was $0.5 million and consisted of research funding. No revenue was recognized under this agreement during the three months ended June 30, 2014.

During the nine months ended June 30, 2013, we recognized $12.4 million of revenue under the Novartis agreement, of which $11.0 million was attributed to license fees and $1.4 million was attributed to the performance of research services. An additional milestone payment of $15.0 million will be due upon Novartis’ initiation of a subsequent Phase 2 trial using a combination containing an NS5A inhibitor. We are also eligible to receive royalties on Novartis’ net sales, if any, allocable to our collaboration’s NS5A inhibitors. No revenue was recognized under this agreement during the nine months ended June 30, 2014.

NIAID Contract

Under the terms of the NIAID contract, NIAID will pay us research and development funding payments of up to $14.3 million over an initial period of 30 months. The contract also contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. In August 2013 NIAID agreed to provide additional funding of $9.2 million, increasing total funding from NIAID to approximately $23.5 million. We recognize revenue under this contract as research and development services are performed. We recognized revenue of $2.1 million and $1.2 million under this agreement during the three months ended June 30, 2014 and 2013, respectively, and $5.1 million and $3.4 million during the nine months ended June 30, 2014 and 2013, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$4,553	$4,039	$13,538	$12,541
General and administrative	2,603	1,788	7,255	4,433

Total operating expenses	$7,156	$5,827	$20,793	$16,974

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

We expect that our research and development expenses will increase in the future as we advance our two independent HCV programs and our antibiotic program for MRSA into clinical development. In our fiscal year ending September 30, 2014, we expect to incur approximately $18.0 – $22.0 million of expenses associated with research and development, which amount is exclusive of expenses incurred by our collaborators in developing our licensed product candidates ABT-450, ABT-493 and EDP-239.

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

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock that we believe are financial instruments that may require a transfer of assets because of the liquidation preferecnce features of the underlying stock. Therefore, we have classified these warrants as liabilities that we remeasure to fair value at each reporting period and we record the changes in the fair value of the warrants and the Series 1 nonconvertible preferred stock as a component of other income (expense).

Income Tax Benefit

Income tax benefit resulted from a reversal of our valuation allowance related to our deferred tax assets.

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

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

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement purposes and for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial statement value and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. As of September 30, 2013, December 31, 2013 and March 31, 2014 based on our analysis of both positive and negative factors, we had determined that it was more likely than not that we would not be able to realize our deferred tax assets, and therefore we had recorded a full valuation allowance against our deferred tax assets. Our analysis included an assessment of our past profitability and our future projections of forecasted revenue and expense levels.

However, during the three months ended June 30, 2014, we earned and collected $40.0 million in milestone payments as a result of U.S. and European Union regulatory approval filings by AbbVie with respect to our collaboration’s leading product candidate. As a result of earning the $40.0 million during the three months ended June 30, 2014, we expect to report net income and taxable income for the year ending September 30, 2014. We previously reported net income for the years ended September 30, 2013, 2012, 2011 and 2010. Further, we are eligible to receive from AbbVie additional pre-commercial milestone payments totaling up to $155.0 million, most of which we expect to earn in fiscal 2015 upon AbbVie’s receipt of regulatory approvals in the U.S. and European Union. We are also eligible to receive royalties on any net sales of AbbVie allocable to our collaboration’s protease inhibitor, which are expected to begin in fiscal 2015 based on the anticipated approvals of AbbVie’s allowed applications for HCV treatment regimens containing our lead product candidate. As a result, at June 30, 2014, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of historical profitability for the years 2010 through 2013, expected profitability for the year ending September 30, 2014 and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from collaboration partners. Accordingly, we reversed our valuation allowance related to our deferred tax assets and recorded an income tax benefit of approximately $15.1 million for the three and nine months ended June 30, 2014. The total amount of the valuation allowance released was approximately $22.9 million, of which approximately $15.3 million was recorded as a discrete item in the period ended June 30, 2014 representing the change in estimate regarding future years’ income, and the remaining $7.6 million is released to income as the deferred tax assets are utilized in fiscal 2014.

There have been no material changes in our critical accounting policies since September 30, 2013. For further information, please see the discussion of critical accounting policies included in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenue	$42,051	$1,649
Research and development expenses	4,553	4,039
General and administrative expenses	2,603	1,788
Other income (expense):
Interest income	106	64
Interest expense	(5)	(7)
Change in fair value of warrant liability and Series 1 preferred stock	(65)	(17)
Income tax benefit	15,122	—

Revenue. We recognized revenue of $42.1 million during the three months ended June 30, 2014, as compared to $1.6 million during the three months ended June 30, 2013. During the three month ended June 30, 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its U.S. regulatory filing with the FDA and its European Union regulatory filing for the first regimen containing a collaboration compound. The balance of $2.1 million was derived from our contract with NIAID. During the three months ended June 30, 2013, $1.2 million of revenue was from the contract with NIAID and $0.5 million was related to our performance of research services under our Novartis agreement.

Research and development expenses.

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Development programs:
NS5A inhibitor	$—	$463
Antibiotic	1,468	838
Research and drug discovery	3,085	2,738

Total research and development expenses	$4,553	$4,039

Research and development expenses were $4.6 million in the three months ended June 30, 2014, as compared to $4.0 million for the same period in 2013. The $0.6 million increase was due primarily to an increase of $0.6 million in expenses related to our development program for EDP-788 as well as an increase of $0.4 million in expenses related to our early stage drug discovery program, which were partially offset by a $0.5 million decrease in research expenses for our NS5A inhibitor program. Expenses related to our antibiotic program were higher in 2014 as compared to 2013 primarily due to the significant expense related to a clinical trial with EDP-788 that began in 2014. We also incurred increased research expenses in 2014 as compared to 2013 in our early stage drug discovery programs due to an increase in the number of preclinical studies and related costs.

General and administrative expenses. General and administrative expenses were $2.6 million in the three months ended June 30, 2014 as compared to $1.8 million in the three months ended June 30, 2013. The increase was related primarily to an increase in stock-based compensation expense as a result of additional stock option grants to employees and a higher value of our common stock in 2014 as compared to 2013.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. Interest income increased slightly due to higher investment balances during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the three months ended June 30, 2014 and 2013, respectively, we recorded a small expense due to an increase in the fair value in our warrant liability.

In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

Income tax benefit. During the three months ended June 30, 2014 we reversed the net deferred tax asset valuation allowance resulting in an income tax benefit of $15.1 million. The total amount of the valuation allowance released was approximately $22.9 million, of which approximately $15.3 million was recorded as a discrete item in the period ended June 30, 2014 representing the change in estimate regarding future years’ income, and the remaining $7.6 million is released to income as the deferred tax assets are utilized in fiscal 2014.

Comparison of Nine Months Ended June 30, 2014 and 2013

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Revenue	$45,104	$30,704
Research and development expenses	13,538	12,541
General and administrative expenses	7,255	4,433
Other income (expense):
Interest income	329	146
Interest expense	(14)	(23)
Change in fair value of warrant liability and Series 1 preferred stock	(268)	217
Income tax benefit	15,122	—

Revenue. We recognized revenue of $45.1 million during the nine months ended June 30, 2014, as compared to $30.7 million during the nine months ended June 30, 2013. During the nine months ended June 30, 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its U.S. regulatory filing with the FDA and its European Union regulatory filing for the first regimen containing a collaboration compound. During the nine months ended June 30, 2013, we received a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included a collaboration compound, which amount was recognized as revenue in the nine months ended June 30, 2013, and we received an $11.0 million milestone payment in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that included EDP-239. Government contract revenue was $5.1 million and $3.4 million during the nine months ended June 30, 2014 and 2013, respectively, related to the EDP-788 program under our contract with NIAID.

Research and development expenses.

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Development programs:
NS5A inhibitor	$—	$1,361
Antibiotic	3,842	2,517
Research and drug discovery	9,696	8,663

Total research and development expenses	$13,538	$12,541

Research and development expenses were $13.5 million in the nine months ended June 30, 2014, as compared to $12.5 million for the same period in 2013. The increase of $1.0 million from 2013 to 2014 was due primarily to a $1.0 million increase in preclinical expenses for our early stage drug discovery programs and an increase of $1.3 million in our expenses for our antibiotic program. This increase was partially offset by a decrease of $1.4 million in expenses for our NS5A inhibitor program, which is now being developed by Novartis solely at its expense. We incurred preclinical and clinical expense for antibiotic development as a result of the contract we entered into in September 2011 with NIAID, which is funding our preclinical and Phase 1 research and development with EDP-788. We incurred increased research expenses in our early stage drug discovery programs due to an increase in the number of preclinical studies and related costs.

General and administrative expenses. General and administrative expenses were $7.3 million during the nine months ended June 30, 2014 and $4.4 million during the nine months ended June 30, 2013. Total expenses increased by $2.9 million during the nine months ended June 30, 2014. The increase was related primarily to an increase in stock-based compensation expense as a result of additional stock option grants to employees and a higher value of our common stock, as well as to an increase in insurance expense and an increase in accounting and legal fees incurred as a result of being a publicly traded company.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was due to higher average investment balances in the first fiscal quarter of 2014 as compared to 2013 primarily due to the receipt of $59.9 million of cash proceeds, net of underwriting discounts and commissions, from our IPO in March 2013 and $40.0 million in milestone payments received from AbbVie during the third fiscal quarter ended June 30, 2014.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the nine months ended June 30, 2013, we recorded income due to a decrease in the fair value of our warrant liability. In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. During the nine months ended June 30, 2014 we recorded an expense of $0.3 million due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax benefit. During the nine months ended June 30, 2014 we reversed the net deferred tax asset valuation allowance resulting in an income tax benefit of $15.1 million. The total amount of the valuation allowance released was approximately $22.9 million, of which approximately $15.3 million was recorded as a discrete item in the period ended June 30, 2014 representing the change in estimate regarding future years’ income, and the remaining $7.6 million is released to income as the deferred tax assets are utilized in fiscal 2014.

Liquidity and Capital Resources

At June 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities of $137.6 million.

From our inception through June 30, 2014, we have financed our operations, primarily through contract payments under our collaborations, private placements of our equity, government research and development contracts and grants and our initial public offering. The following table shows a summary of our cash flows for each of the nine months ended June 30, 2014 and 2013.

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$25,111	$13,156
Investing activities	$(8,716)	$(61,578)
Financing activities	$1,120	$56,789

Net cash provided by operating activities

During the nine months ended June 30, 2014, operating activities provided $25.1 million of cash primarily due to our net income of $39.5 million partially offset by net uses of cash by non-cash items of $13.0 million and changes in our operating assets and liabilities of $1.3 million. Our net income in the period was primarily due to the milestone payments we earned and received during the third quarter of fiscal 2014. Net uses of cash from non-cash items during the nine months ended June 30, 2014 consisted primarily of benefit from deferred income taxes of $15.2 million and premium on marketable securities of $1.8 million, partially offset by stock-based compensation of $1.9 million and amortization of premium on marketable securities of $1.6 million, depreciation expense of $0.2 million and change in fair value of warrant and preferred stock liability of $0.3 million. The changes in our operating assets and liabilities resulted from in an increase in accounts receivable and unbilled receivables of $1.1 million, decrease in prepaid expenses of $0.2 million and decrease in accounts payable and accrued expenses of $0.4 million.

During the nine months ended June 30, 2013, operating activities provided $13.2 million of cash. Cash provided by operating activities primarily resulted from our net income of $14.1 million and net non-cash charges of $1.3 million, which were offset by premium on marketable securities of $1.2 million and change in net operating assets and liabilities of $1.0 million. Our net income in the period was primarily due to milestone payments of $15.0 million from AbbVie and $11.0 million from Novartis. Our net non-cash charges in the period primarily consisted of $0.8 million of stock-based compensation expense, $0.7 million related to amortization of the premium on our marketable securities, offset by $0.2 million change in fair value of warrant liability. The $0.2 million decrease in accounts receivable as well as $0.9 million decrease in unbilled receivables was due to the timing of our billings under the NIAID contract and Novartis agreement. The $1.9 million use of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors and to employees for annual bonuses.

Net cash used in investing activities

During the nine months ended June 30, 2014, net cash used in investing activities was $8.7 million. Net cash used in investing activities during the period consisted primarily of $85.8 million of cash used for purchases of marketable securities, partially offset by sales and maturities of $7.4 million and $70.2 million, respectively, of marketable securities.

During the nine months ended June 30, 2013, net cash used in investing activities was $61.6 million, which related primarily to investment of the net proceeds from our IPO in March 2013. Net cash used in investing activities during the period consisted primarily of $100.3 million used to purchase marketable securities, partially offset by cash received from sales and maturities of marketable securities of $39.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended June 30, 2014 consisted of proceeds received from the exercise of stock options of $1.0 million and income tax benefit from the exercise of stock options of $0.1 million.

Net cash provided by financing activities during the nine months ended June 30, 2013 was $56.8 million and consisted of proceeds, net of underwriting discounts and commissions, of $59.9 million from our initial public offering and proceeds of $0.4 million from the exercise of stock options, offset by $3.5 million of offering costs related to our initial public offering that were paid during the period.

Funding requirements

As of June 30, 2014, we had $137.6 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments as of June 30, 2014, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments, and ultimately royalties, to us;

•	whether we exercise any opt-in right under the AbbVie Agreement regarding ABT-493 or any protease inhibitor other than ABT-450;

•	the number and characteristics of the future product candidates we pursue;

•	any new product candidates in which we may acquire rights by any future in-licensing, collaboration or acquisition;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, ABT-450, and product candidates, if any, commercialized by our collaboration partners or by us.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $137.6 million at June 30, 2014, which consisted of cash, money market funds, commercial paper and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of June 30, 2014.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of ABT-450, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating ABT-450 or ABT-493. Such success is subject to significant uncertainty, and we have relatively no control over the resources, time and effort that AbbVie may devote to ABT-450 or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of ABT-450 or ABT-493 in combination therapies. For example, AbbVie:

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

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antibacterial markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. Two drug products, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. In December 2013, the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV or in patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin. Other all-oral treatment regimens, including regimens with Sovaldi, are under development and may obtain regulatory approvals for some forms of HCV before any combination including one of our compounds is approved. These other potential new treatment regimens may render our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors, under development by companies such as Achillion, Alios, Astra-Zeneca, Bristol-Myers Squibb, Gilead, Idenix, Johnson & Johnson, Medivir, Merck, Pfizer, Presidio and Roche, as well as by our collaborators AbbVie and Novartis.

Our MRSA program faces competition from other therapeutic products that address serious Gram-positive bacterial infections, such as Cubicin®, marketed by Cubist; vancomycin, marketed generically by a number of companies; Zyvox®, marketed by Pfizer; Tygacil®, marketed by Pfizer (Wyeth); Teflaro®, marketed by Forest Laboratories; and Vibativ®, Marketed by Theravance, SivextroTM, marketed by Cubist, and DalvanceTM , marketed by Durata. In addition, we can expect future competition from drug candidates currently in clinical development.

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

We have incurred cumulative net losses since our inception, and as of June 30, 2014, we had an accumulated deficit of $68.0 million. Our net income in the fiscal year ended September 30, 2010 resulted primarily from the conclusion of a previous collaboration which accelerated $16.2 million of deferred revenue into fiscal 2010 that was related to cash received and spent in prior years, and our net income in the fiscal year ended September 30, 2011 resulted primarily from a substantial milestone payment from AbbVie. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. In the fiscal year ended September 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. In our fiscal year ending September 30, 2014, we have earned to date a total of $40.0 million in milestone payments as a result of the U.S. regulatory filing by AbbVie with the FDA and a comparable European Union regulatory filing with the EMA for the regimen containing the first protease inhibitor product resulting from our collaboration with AbbVie. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products or generated any revenue from product sales, directly or through any collaborator.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. The top-line results of the six Phase 3 registrational trials of ABT-450 in combination therapy were reported earlier this year, which were then followed by regulatory filings for approval of that therapy, but none of the other product candidates in our pipeline has yet advanced beyond Phase 2 clinical trials. Any future Phase 3 trials may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays may adversely affect our or our collaborators’ clinical development plans and jeopardize our or our collaborators’ ability to attain product approval, commence product sales, compete successfully against other HCV therapies and generate revenues.

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

•	difficulty in recruiting suitable patients to participate in a trial;

•	difficulty in having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	problems with drug product or drug substance storage and distribution;

•	adding new clinical trial sites;

•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

The results of any Phase 3 clinical trial may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with our or our collaborator’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve our or our collaborator’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. We estimate that it will likely be our fiscal 2015 before an NDA for one of our collaborator’s product candidates could be approved by the FDA or the EMA.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA, the EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours. For example, Novartis’ drug candidate that is a cyclophilin inhibitor had been placed on clinical hold by the FDA (as part of a combination therapy with peginterferon (INF) and ribavirin) based on a small number of cases of pancreatitis in clinical trial patients, one of which resulted in a patient’s death. While Novartis has resumed clinical development as an IFN-free program in the US and outside the US after addressing all questions from health authorities, the clinical hold has the potential to result in delays in development of other similar inhibitors, including delays due to additional preclinical or clinical testing protocols for these inhibitors. If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, and our or our collaborators’ ability to commence product sales and generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If we or our collaborators are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or our collaborators are required to conduct studies on the long-term effects associated with the use of our product candidates, efforts to commercialize our product candidates could be delayed or halted.

Clinical trials involving our product candidates may be suspended or terminated at any time for a number of safety-related reasons. For example, we or our collaborators may voluntarily suspend or terminate clinical trials if at any time one of our product candidates, or a combination therapy including any of them, presents an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from any of our product candidates, or a combination therapy including any of them, could cause us, our collaborators or regulatory authorities, such as the FDA or EMA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or EMA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could prevent us or our collaborators from commercializing our product candidates.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we or our collaborators are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We or our collaborators may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. Neither we nor our collaborators have obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;

•

we or our collaborators may be unable to demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or other comparable foreign regulatory authorities for approval;

•	we or our collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submissions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies of any of our product candidate; and

•

the approval policies or regulations of the FDA, the EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

We and our collaborators cannot be assured that after spending substantial time and resources, we or our collaborators will obtain regulatory approvals in any desired jurisdiction. Even if we or our collaborators were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we or our collaborators do or could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, we or our collaborators may not be able to ultimately achieve the prices intended for our products. In many foreign countries, including those in the European union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we receive regulatory approval for any of our product candidates we develop independently, we will be subject to ongoing FDA obligations and continued regulatory review in other jurisdiction, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

Even though the results of preclinical studies and clinical trials that we or our collaborators have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or our collaborator in the case of our partnered product candidates, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, our collaborators may have the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable authorities in other jurisdictions. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we or our collaborators develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.0 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the June 30, 2014 closing price of our common stock at $43.07 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $9.2 million as of June 30, 2014. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, we had outstanding 18,580,720 shares of common stock. In addition, 1,816,234 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of June 30, 2014, we have used approximately $15.6 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 36 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at June 30, 2014. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended June 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.†

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 11, 2014
/s/ Paul J. Mellett

Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended June 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.‡

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