Form 10-K
period 2014-09-30
ENANTA PHARMACEUTICALS INC
filed 2014-12-11
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2014, based on the last reported sale price of the registrant’s common stock of $39.99 per share was $601,630,755. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of December 1, 2014, was 18,604,085 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders scheduled to be held on February 19, 2015, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2014, are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the continued commitment of AbbVie, our collaborator, with respect to the development of product candidates incorporating paritaprevir (also known as ABT-450) or ABT-493;

•	the completion, success and timing of preclinical studies and clinical trials conducted by us or any collaborator of ours;

•	AbbVie’s abilities to obtain and maintain regulatory approval of paritaprevir-containing therapies, or our or any collaborator’s abilities to do the same for therapies involving any of our other product candidates;

•	the receipt and timing of any milestone payments or royalties from AbbVie;

•	our ability to obtain and maintain collaborators for our development programs or to obtain additional funding otherwise for development;

•	the success of competing HCV drugs that are available now or later become available or other developments or projections relating to our competitors and our industry;

•	changes in our or any collaborator’s plans to develop and commercialize our product candidates;

•	the rate and degree of market acceptance of any of our product candidates and any combination therapies developed by AbbVie or us;

•	the size and growth of the potential markets for our product candidates and our collaborator’s and our abilities to serve those markets, including our belief that substantial opportunities exist for improved treatments in HCV and bacterial infections;

•	our ability to obtain and maintain intellectual property protection for our product candidates and operate our business without infringing on the intellectual property rights of others;

•	the loss of any of our key scientific or management personnel;

•	regulatory developments in the United States and foreign countries affecting disease indications for our product candidates or anti-infective drugs generally;

•	the performance of third-party manufacturers of our product candidates, including any collaborators;

•	the accuracy of our estimates regarding our expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act; and

•	our financial performance.

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

For the year ended September 30, 2014

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of infectious diseases. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Our development of different inhibitors for validated HCV target mechanisms, as well as our collaboration with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013), should allow us to participate in multiple drug combinations as we and our collaborators seek competitive combination therapies for HCV in its various forms. The reported worldwide sales of the two newest therapies for HCV (sofosbuvir and simeprevir) in the first nine months of 2014 totaled approximately $10.5 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to as high as $15 billion to $20 billion during the next few years. In addition to our HCV programs, we are using our internal research capabilities to advance several early stage programs to discover new chemical entities for other diseases with significant unmet medical need. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our drug pipeline.

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets:

•	NS3 Protease Inhibitors: Paritaprevir and ABT-493. Our lead product candidate, paritaprevir, also known as ABT-450, is an inhibitor of NS3 protease, which is a key protein in HCV viral replication. Paritaprevir is being developed as part of our AbbVie collaboration that has yielded paritaprevir and our next-generation protease inhibitor, ABT-493. Paritaprevir, co-administered with ritonavir, which we refer to together as paritaprevir/r, in combination with ombitasvir (one of AbbVie’s NS5A inhibitors) and dasabuvir (one of AbbVie’s non-nucleoside polymerase inhibitors), plus ribavirin, has been submitted for regulatory approvals for the treatment of HCV in genotype 1-infected patients. AbbVie’s applications for approval of the paritaprevir-containing regimen in the U.S. and European Union have been accepted for review. Approval in the U.S. is expected by late December 2014 and in the E.U. in early 2015. We believe that we, together with AbbVie, will obtain patent exclusivity for paritaprevir in the United States and other major market jurisdictions based on pending composition and use patent claims for paritaprevir, which we expect will continue at least into 2029, assuming all such patents issue.

Our Enanta-AbbVie collaboration has also produced ABT-493, a next-generation protease inhibitor for HCV. In September 2014 AbbVie initiated a Phase 2b combination study of ABT-493 with ABT-530 (AbbVie’s next-generation NS5A inhibitor) with or without ribavirin, in patients with genotype 2 or 3 HCV, and is running an additional trial in genotype 1 HCV.

•

NS5A Inhibitor: EDP-239. We have a drug discovery and development effort directed at the NS5A protein, which plays a key role in HCV viral replication. In late 2013, Novartis, which had been our collaboration partner in NS5A development since 2012, initiated testing of EDP-239 in HCV patients. In September 2014 we entered into an agreement for us to regain full rights to EDP-239 from Novartis, commensurate with its corporate decision that HCV research would no longer be an area of strategic focus for Novartis. This amendment allows us to develop EDP-239 and other proprietary, next-generation NS5A inhibitors in combination with other HCV-directed agents, including those from our other proprietary programs. We believe that we have exclusivity to EDP-239 in the United States based on issued patent composition and use claims, which we expect will continue at least into 2030.

•	Cyclophilin Inhibitors. Our research activities have also focused on a more recently validated target against HCV, cyclophilin, which is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. Using our extensive chemistry expertise with small molecules, we have identified a series of active cyclophilin binders designed to disrupt the interactions of HCV with cyclophilin. We are currently advancing lead cyclophilin inhibitors in preclinical studies.

•	Nucleotide Polymerase Inhibitor. We have a small-molecule drug discovery effort underway for inhibitors of nucleotide polymerase in a clinically validated mechanism that is less susceptible to HCV resistance. Our researchers are seeking to identify novel candidates that have the requisite characteristics to make them viable contenders for further development in combination therapies for HCV, either with our other proprietary compounds or with compounds developed by others.

In connection with our collaboration efforts, AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals for regimens containing either paritaprevir (ABT-450) or ABT-493 and then commercializing them worldwide. Since 2006, we have received a total of approximately $160 million from AbbVie in the form of an upfront fee, a sale of preferred stock, and development milestone payments. Assuming AbbVie’s successful development of the first paritaprevir-containing regimen, we will also be eligible to receive from AbbVie up to $155 million of additional pre-commercialization milestone payments and $80 million of additional milestone payments for any product containing paritaprevir or ABT-493, respectively, developed by AbbVie, as well as annually tiered royalties per product ranging from the low double digits up to twenty percent, or up to the high teens on a blended basis, on AbbVie’s annual worldwide net sales, if any, allocable to our collaboration’s protease inhibitors. The percentages of any annual worldwide net sales of paritaprevir-containing regimens used to calculate royalties payable to Enanta will be 30% of total net sales for the regimen containing paritaprevir/r and two other direct-acting antivirals, or DAAs (e.g. with ombitasvir and dasabuvir), known as a 3-DAA regimen, and 45% of total net sales of any 2-DAA regimen containing paritaprevir/r (e.g. with ombitasvir).

Under our collaboration with Novartis that is now concluding, we received a total of $45.4 million in upfront and milestone payments and Novartis funded all costs associated with development of this program. In September 2014 we entered into an agreement with Novartis to transfer the NS5A program to us, including transition of the on-going, proof-of-concept clinical study for EDP-239, with such transition expected to be completed in December 2014.

Our Strategy

Our primary objective is to become a leader in the infectious disease field, with a focus on antiviral targets such as HCV. Our strategy includes the following key elements:

•

Develop compounds against four fundamental, validated HCV targets to give us multiple opportunities to participate in one or more of the potentially successful combination therapies for HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. As there are many variants of HCV, we continue to develop inhibitors that may be used in different combination therapies, each to be designed and tested for effectiveness against one or more of those variants, or genotypes. Our HCV portfolio includes programs for inhibitors of four fundamental, validated HCV targets. In addition to our protease inhibitor program licensed to AbbVie, we plan to continue clinical development of EDP-239 and to research compounds in the two other fundamental inhibitor classes, with the goal of placing one or more of our currently unpartnered compounds into combinations that will ultimately be approved and accepted as preferred treatments for one or more genotypes of HCV.

•	Develop independently our own next generation HCV compounds and combination therapies with lower susceptibility to viral resistance. We are seeking to identify novel candidates that have the requisite characteristics to make them viable contenders for further development in combination therapies for HCV, either with our other proprietary compounds or with compounds developed by others. We are considering potential development of a combination of our NS5A inhibitor EDP-239 with one or more other classes of inhibitors.

•	Collaborate, where appropriate, with large pharmaceutical partners to accelerate the development and commercialization of our proprietary HCV compounds. Strategic partnerships allow us to join forces with collaborators with substantially greater resources and late-stage development and commercialization expertise as we seek the right combination for a next-generation cure for one or more genotypes of HCV. Any such collaboration might be similar to our one with AbbVie, where our protease inhibitor paritaprevir is being combined with one of AbbVie’s NS5A inhibitors and one of its non-nucleoside polymerase inhibitors. For example, our own lead NS5A product candidate, EDP-239, could become part of a combination therapy developed internally by us or with another collaborator. We will ultimately decide which to do based on our evaluation of our best chance to participate in one or more commercially successful next-generation combination therapies for HCV.

•	Invest in research and early-stage development of product candidates. We intend to continue to invest significant resources in research programs and early-stage development of product candidates in an effort to identify and advance additional compounds that have the potential to address significant unmet medical needs in infectious disease and related fields. In addition, we may seek to augment our pipeline through the acquisition of external assets and/or technologies.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in HCV antivirals:

As detailed above, our only product candidate that has advanced beyond Phase 2 clinical trials is paritaprevir (ABT-450).

Our HCV Programs

Background and Overview of HCV Market

HCV is a virus that is a common cause of viral hepatitis, an inflammation of the liver. HCV is typically contracted by contact with the blood or other body fluids of another individual infected with HCV. HCV is a leading cause of chronic liver disease, including cirrhosis, organ failure and cancer, and the leading cause of death from liver disease in the United States. HCV disease progression occurs over a period of 20 to 30 years, with the majority of HCV-infected individuals generally exhibiting no major symptoms in the early stages of the disease. Therefore, until a major symptom is diagnosed, many individuals are unaware they are infected and live undiagnosed without seeking treatment. For that reason, new guidelines issued by the United States Centers for Disease Control and Prevention, or CDC, in 2013 recommend screening for all Americans born between the years 1945 and 1965 so that HCV-infected individuals will be aware of their condition and can consider treatment options.

An estimated 150 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. More than 350,000 people die every year from HCV-related liver diseases. As of August 2012, the CDC estimated that approximately 2.7-3.9 million people in the United States are chronically infected with HCV, with an estimated 17,000 new infections each year. We believe that the chronically infected population remains largely untreated, even with the introduction of new regimens in 2013 and 2014. The reported worldwide sales of the two newest therapies for HCV (sofosbuvir and simeprevir) in the first nine months of 2014 totaled approximately $10.5 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to as high as $15 billion to $20 billion within the next few years.

HCV is a small, single-stranded RNA virus. The specific genetic makeup, or genotype, of the virus can vary and at least six genotypes have been characterized in HCV-infected patients, with over 50 sub-types identified. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters (e.g. genotype 1a). HCV genotypes 1, 2, 3 and 4 are found worldwide, but their prevalence varies among geographic regions. Genotype 1, including its subtypes 1a and 1b, is the most common genotype globally, accounting for approximately 74% of all HCV infections. It is estimated that patients with genotype 2 or 3 represent approximately 12% of the worldwide chronically infected HCV population, with approximately 6% comprised of genotypes 4 through 6 and the remaining 8% of patients in other undesignated categories. The specific genotype and subtype of HCV in a patient appears to play a significant role in the degree of efficacy of standard of care therapy. Genotype 1 is the most difficult genotype to treat and the most common in North America and Europe.

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

Recently introduced treatment regimens contain direct acting antivirals, or DAAs, with initial approval coming for protease inhibitors. The first two protease inhibitors approved, telaprevir (Incivek™, Vertex Pharmaceuticals) and boceprevir (Victrelis™, Merck), showed cure rates of approximately 70% in genotype 1-infected patients, when co-administered with an interferon-based regimen. Telaprevir and boceprevir were approved in 2011 for use in combination with interferon and ribavirin in patients infected with genotype 1 virus, and combination therapy incorporating a protease inhibitor emerged as a new standard of care for a segment of HCV patients. In November 2013 the FDA approved a new protease inhibitor from Janssen Therapeutics, simeprevir (Olysio™), for the treatment of genotype 1 chronic hepatitis C in adult patients with compensated liver disease. Simeprevir has shown cure rates of up to 80% in genotype 1-infected patients. However, the once-daily treatment must still be combined with pegylated interferon and ribavirin or (as of November 2014) with the nucleotide polymerase inhibitor sofosbuvir. In December 2013, the FDA approved Gilead’s sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme. Sofosbuvir is a once-a-day treatment given in combination with ribavirin for the treatment of chronic hepatitis C in adult patients with genotype 2 or 3 infection. Sofosbuvir may also be given in combination with pegylated interferon and ribavirin for the treatment of chronic hepatitis C in treatment-naïve adult patients with genotype 1 (the predominant genotype in the major world markets) and genotype 4 infection. In October 2014, the FDA approved Gilead’s Harvoni™ therapy, an interferon-free combination therapy containing sofosbuvir and an NS5A inhibitor, therapy, as a once-a-day treatment for genotype 1 infection. Lastly, in November 2014, the FDA approved the combination therapy of sofosbuvir and simeprevir for use in genotype 1 patients.

While the recently approved treatments for HCV have provided significant benefit to HCV patients, we believe there is significant opportunity for new combination therapies that may address one or more of the following shortcomings in the newest approved treatments:

•	Current treatments have lower cure rates in some genotypes, in particular genotype 3, than in others

•	Current treatments have lower cure rates in some patient sub-populations, including but not limited to decompensated cirrhotics and patients with severe renal impairment, than in others

•	Current treatments do not provide 100% cure rates for all HCV patients, which will result in a new population of patients who have failed existing treatments

Accordingly, we believe there remains a significant unmet medical need in the HCV field.

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

Paritaprevir (ABT-450), a Protease Inhibitor for HCV Infection

Our protease inhibitor, paritaprevir, also known as ABT-450, was discovered through our collaboration with AbbVie. It is a potent DAA that has demonstrated in vitro potency against known resistant HCV mutants. Co-administration of paritaprevir with ritonavir, which we refer to together as paritaprevir/r, combines paritaprevir with a commonly used boosting agent that increases the blood concentrations of many protease inhibitors and has enabled once-daily dosing of paritaprevir. As detailed further in the table below, Phase 3 trials of paritaprevir/r in combination with AbbVie’s non-nucleoside polymerase and NS5A inhibitors, with or without ribavirin, in genotype 1a and 1b HCV patients have shown SVR rates of 90-100% depending on the patient and group.

Study Name	Genotype/(Number of) Patients	Treatment Regimen		Treatment Duration	SVR12[d]
SAPPHIRE-I	GT1, treatment-naïve (631)	• • •	paritaprevir/r (ABT-450/r)[a] +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	96%
		•	placebo	12 weeks, then active treatment for 12 weeks
SAPPHIRE-II	GT1, treatment- experienced (394)	• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	96%
		•	placebo	12 weeks, then active treatment for 12 weeks
PEARL-II	GT1b, treatment- experienced (179)	• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	97%
		• •	paritaprevir/ra +ombitasvir[b] dasabuvir[c]	12 weeks	100%
PEARL-III	GT1b, treatment- naïve (419)	• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	99%
		• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] placebo	12 weeks	99%
PEARL-IV	GT1a, treatment- naïve (305)	• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	97%
		• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] placebo	12 weeks	90%
TURQUOISE-II	GT1, treatment-naïve and treatment- experienced (with compensated cirrhosis) (380)	• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	12 weeks	92%
		• • •	paritaprevir/ra +ombitasvir[b] dasabuvir[c] ribavirin	24 weeks	96%

a paritaprevir/ritonavir, formerly referred to as ABT-450/r or ABT-450/ritonavir

b ombitasvir (formerly ABT-267) is co-formulated with paritaprevir/r, administered as two pills once daily

c formerly ABT-333

d SVR12 (Sustained Virological Response at 12 weeks after treatment completion): HCV virus RNA below lower limit of measurable quantitation (LLOQ) 12 weeks after end of treatment (EOT)

Additional information about AbbVie’s Phase 3 studies can be found on www.clinicaltrials.gov.

Under our AbbVie collaboration, we have granted AbbVie an exclusive worldwide royalty-bearing license, including a right to grant sublicenses, to our intellectual property position for NS3 protease inhibitors. We also granted AbbVie access to our drug discovery capabilities in the NS3 protease inhibitor field. AbbVie is responsible for and funds all costs associated with the development, manufacturing and commercialization of paritaprevir and other compounds under this collaboration agreement. We will be eligible to receive milestone payments and royalties with respect to these compounds if such products are successfully commercialized by AbbVie.

AbbVie has announced its regulatory filings in the U.S. and the European Union were accepted for review in the second calendar quarter of 2014 for paritaprevir-containing treatment regimens. The 3-DAA regimen was designated as a “breakthrough therapy” by the U.S. Food and Drug Administration, or FDA. According to the FDA, breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions.

AbbVie has also announced that its development plan would support a target commercial launch of such a combination therapy in the U.S. by the end of calendar 2014. While AbbVie has not disclosed its plans for pricing the paritaprevir-containing HCV therapy, including in the U.S. or any major European country, or any current projections of its anticipated share of the HCV worldwide market, we expect that annual worldwide sales of all HCV therapies could increase to $15 billion to $20 billion in the next few years. This projection is subject to risks and uncertainties. The actual market opportunity may vary and there is no guarantee what portion, if any, of the resulting market opportunity will be captured by a paritaprevir-containing regimen, assuming that AbbVie obtains approval of such a regimen.

Next-Generation HCV Protease Inhibitor

AbbVie is also developing a next-generation protease inhibitor, ABT-493, discovered within the Enanta-AbbVie collaboration. AbbVie has announced that this protease inhibitor has demonstrated activity in preclinical in vitro testing against a broad range of HCV genotypes, including variants that have shown strong resistance to first generation protease inhibitors. AbbVie has also announced that this next-generation protease inhibitor was designed to enable once-daily dosing without ritonavir and to be co-formulated with AbbVie’s next-generation NS5A inhibitor, ABT-530. AbbVie initiated a Phase 1 clinical trial of this next-generation protease inhibitor in November 2012, a Phase 1b clinical trial in HCV patients late in 2013, and a Phase 2a clinical trial in early 2014. Two Phase 2b trials were initiated in September 2014. One trial is treating subjects with HCV genotype 2 and 3, utilizing ABT 493/ABT-530 with or without ribavirin for 12 weeks. In a second trial, ABT-493/ABT/530 is under evaluation for up to 16 weeks without ribavirin in subjects with HCV genotype 1. AbbVie has indicated that it plans to start Phase 3 trials in 2015.

EDP-239, an NS5A Inhibitor for HCV Infection

EDP-239, another DAA, is our lead NS5A inhibitor. The EDP-239 compound has demonstrated potent activity against major genotypes in the replicon assay, which is a common in vitro test for determining potency of an active compound in reducing HCV replication.

In addition, EDP-239 has additive to synergistic antiviral activity when used in combination with other anti-HCV therapeutics (DAA and HTA) in reducing HCV replication. Preclinical studies support excellent permeability and absorption potentials in humans. The compound has preferential penetration to the liver, which is the target site of infection, across all preclinical models tested. Human pharmacokinetic and pharmacodynamic modeling suggests a low, once-daily clinical dose for future testing. Novartis has completed a Phase 1a trial with EDP-239 and a proof-of-concept study in HCV patients is ongoing.

We discovered EDP-239 internally at Enanta and entered into a collaboration with Novartis in February 2012. Novartis funded all costs associated with the development, manufacture and commercialization of EDP-239 and related NS5A products, as well as our drug discovery efforts on additional selected compounds targeting NS5A, through August 2013. Under the agreement, we received a total of $48.2 million in upfront fees, research funding and a milestone payment from Novartis. As a result of a corporate decision that HCV would no longer be a strategic focus for Novartis, on September 30, 2014, we entered into an agreement with Novartis to return to us full rights to this program, including transitioning the proof-of-concept study to us, which we expect to have substantially transitioned by the end of calendar 2014.

In addition to EDP-239, we have identified other NS5A inhibitors, which may become candidates to be follow-on NS5A inhibitors.

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

Nucleotide Polymerase Inhibitor Program for HCV Infection

We have a small-molecule drug discovery effort underway for inhibitors of nucleotide polymerase in a clinically validated mechanism that is less susceptible to HCV resistance. We are seeking to advance novel candidates that have the requisite characteristics to make them viable contenders for further development in combination therapies for HCV, either with our other proprietary compounds or with compounds developed by others.

Drug Discovery and Chemical Development

We have internally developed all of the initial compounds in our research programs, and have participated in the early development of these programs with our collaborators using our own internal research capabilities. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology, with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of antiviral and other product candidates.

We focus on infectious diseases and other disease indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team. The final selection is based on the possibility of being able to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

Bicyclolide Antibiotics

Through our internal chemistry efforts, we created a new family of antibiotics called Bicyclolides to overcome resistance associated with existing macrolide antibiotics. The main focus of our antibiotic work had been on new mechanisms targeting resistant, Gram-positive pathogens, including bacteria resistant to currently marketed macrolides. In September 2011, NIAID contracted for us to undertake the initial clinical development of our lead product candidate, which NIAID has been investigating as a medical biodefense countermeasure against several pathogens. To date NIAID has funded our preclinical and early clinical development of this candidate. Based primarily on the competitive landscape for antibiotics for Gram-positive bacterial infections, in December 2014 we decided not to continue commercial development of our antibiotic program. Given that we have informed NIAID that we are no longer pursuing a commercial indication for our lead antibiotic candidate, we expect that NIAID will likely terminate our contract for convenience in accordance with its terms.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The lead compound is paritaprevir, also known as ABT-450, and additional compounds are under development. The first clinical milestone for paritaprevir was achieved in 2010. To date, we have received from AbbVie a total of $160 million consisting of an upfront license payment, research funding, milestone payments and an initial preferred stock financing.

We are eligible to receive future milestone payments totaling up to $155 million upon AbbVie’s achievement of commercial regulatory approval milestones in selected world markets for the first protease inhibitor product resulting from our collaboration. We are also eligible to receive additional milestone payments totaling up to $80 million upon AbbVie’s achievement of similar commercial regulatory approval milestones for each additional product containing a protease inhibitor, for which we have not exercised our co-development option, as described below.

We are eligible to receive annually tiered royalties ranging from the low double digits up to twenty percent, or up to the high teens on a blended basis, based on the annual net sales of each product developed under the agreement. However, if a product is determined to be a combination product, as will be the case for paritaprevir and ABT-493, the net sales of the combination product will be adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on estimated fair market value. This means that AbbVie’s worldwide annual net sales of a combination product will first be allocated to determine the royalty-bearing portion, and then multiplied by the annually tiered royalty rates to determine Enanta’s actual royalty for a given year. In October 2014 we entered into an amendment to our agreement with AbbVie to finalize the net sales allocations for regimens containing paritaprevir, as well as for any regimen containing ABT-493. Under the terms of this agreement, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales will be allocated for a 2-DAA regimen and 33 1⁄3% for a 3-DAA regimen. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

Royalties owed to us under the agreement can be reduced by AbbVie in certain circumstances, including (i) if AbbVie exercises its right to license or otherwise acquire rights to intellectual property controlled by a third party where a product could not be legally developed or commercialized in a country without the third-party intellectual property right, (ii) where a product developed under the collaboration agreement is sold in a country and not covered by a valid patent claim in such country, or (iii) where sales of a generic product are equal to at least a specified percentage of AbbVie’s market share of a product in a country.

AbbVie’s obligation to pay royalties on a product developed under the agreement expires on a country-by-country basis upon the later of (i) the date of expiration of the last of the licensed patents with a valid claim covering the product in the applicable country, and (ii) ten years after the first commercial sale of the product in the applicable country.

Under the agreement, we also have an option to fund 40% of U.S. development costs and U.S. commercialization efforts (sales and promotion costs), in exchange for 40% of any U.S. profits, allocable to any product candidate that ultimately achieves regulatory approval and commercialization. We did not exercise our option right with respect to paritaprevir or ABT-493, but we retain our option right for any additional product developed under the agreement, which must be exercised within a specified period after the successful completion of a Phase 2a trial of the additional product. If we exercise our co-development option right, we would be eligible for a different schedule of milestones and milestone payments than those described above, but would not be eligible to receive royalties on U.S. sales. If any additional collaboration product containing a protease inhibitor is co-developed, we would be eligible to receive future milestone payments totaling up to $40 million for similar regulatory and reimbursement approval milestones. There are no additional protease inhibitors currently being developed in our collaboration with AbbVie.

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

NIAID Contract

In September 2011, we were awarded a contract from NIAID to fund preclinical and early clinical development of our lead candidate in a new class of bridged bicyclic antibiotics known as Bicyclolides. The lead candidate has been under development by NIAID for use by the U.S. government as medical biodefense countermeasures against multiple bacteria found in anthrax, plague and tularemia.

Under the terms of the NIAID contract, NIAID has paid us research and development funding of up to $14.3 million over an initial period of 30 months. The contract contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. In August 2013 NIAID exercised two such options and agreed to provide additional funding of $9.2 million, increasing total funding from NIAID to approximately $23.5 million. NIAID has the right to terminate this contract at any time for convenience, which we expect NIAID will do now that we have notified them that we have made a strategic decision not to pursue further development of our antibiotic program for non-biodefense indications.

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

Other Collaboration

In September 2014, we entered into an amendment to our 2012 Collaboration and License Agreement with Novartis to return to us full rights to our NS5A inhibitor program, including EDP-239. This agreement followed Novartis’ corporate decision that HCV would no longer be a strategic focus for Novartis. This agreement provides for the return of full rights to the NS5A program to us, including the transition of an ongoing proof-of-concept study.

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

We expect our licensed product candidates and our future product candidates to face intense and increasing competition as new products enter the HCV and antibacterial markets and advanced technologies become available, particularly in the case of HCV therapies in combinations with existing products and other new products. Two drug products, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with the previous standard of care consisting of interferon in combination with ribavirin. By mid-2014 Vertex informed health care providers that it would discontinue the sale and distribution of Incivek in the U.S. by October 16th, 2014, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. In December 2013, the FDA approved Gilead’s sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV or in patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin. In October 2014 the FDA approved an add-on, fixed-dose combination marketed as Harvoni™ (sofosbuvir plus an NS5A inhibitor) in patients with genotype 1 infection. In November 2014 the FDA approved a combination therapy of simeprevir and sofosbuvir for genotype 1 HCV patients. The evolving standard of care treatment regimens and the cure rates of patients using one of these approved drugs and future approved combinations of DAAs other than ones we have developed and are developing may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive.

We believe that a significant number of product candidates that are currently under development may become commercially available in the future for the treatment of HCV. We are aware that many competitors other than AbbVie have product candidates in Phase 2 or later stage clinical trials, including Achillion, Bristol-Myers

Squibb, Gilead, Johnson & Johnson, Merck (which acquired Idenix). Our competitors’ products and other product candidate in earlier stage of development, may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any product candidate that includes paritaprevir, ABT-493 or EDP-239 or any of our future product candidates. In addition to Sovaldi™, Harvoni™ and Olysio™, there may be other products that our competitors successfully develop and commercialize for the treatment of HCV before any HCV product containing ABT-493 that AbbVie may successfully develop, or any other HCV product that we may develop, is approved for sale.

AbbVie has the right to market and sell products that compete with the product candidates that we have licensed to it and any competition by AbbVie could also have a material adverse effect on our future business.

Competitive products may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves for HCV treatment, obsolete or noncompetitive. All of these product candidates will face competition based on their safety and effectiveness, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may succeed in developing competing products before we do, obtaining regulatory approval for products or gaining acceptance for the same markets that we are targeting. If we or our collaborators are not “first to market” with one of our product candidates for a given disease indication or a given product profile, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and/or successfully market that product candidate as a second competitor.

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

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie included as of September 30, 2014, 43 issued U.S. patents, with 11 U.S. non-provisional applications, one U.S. provisional application, over 80 issued foreign patents and approximately 340 foreign non-provisional applications. The issued United States patents and the applications, if granted, will expire between 2023 and 2034 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers. AbbVie is a joint owner of a number of these patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

HCV NS5A Inhibitor Program. Our patent portfolio directed to our HCV NS5A inhibitor program included as of September 30, 2014, 19 issued U.S. patents, 11 U.S. non-provisional applications, one U.S. provisional application, six issued foreign patents, over 50 foreign non-provisional applications and two PCT applications. The issued United States patents and the applications, if granted, will expire between 2030 and 2032 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

Cyclophilin Inhibitor Program. Our ongoing research activities include identifying compounds that inhibit cyclophilin, a protein in the human body that has been shown to be involved in HCV replication. Our current portfolio directed to cyclophilin binders for the treatment of HCV included as of September 30, 2014, seven issued U.S. patents, three U.S. non-provisional applications, two PCT applications, five granted foreign patents and 13 foreign non-provisional applications. The issued United States patents and patent applications, if granted, will expire between 2030 and 2034 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

HCV Nucleotide Polymerase Inhibitor Program. Our patent portfolio directed to our HCV nucleotide polymerase inhibitor program, which is in the early stages of development, includes three issued patents, two pending U.S. non-provisional applications, one provisional application, and one pending PCT application.

Antibacterial Program. Our patent portfolio directed to antibacterials included as of September 30, 2014, approximately 30 issued U.S. patents, four U.S. non-provisional applications, two U.S. provisional applications, over 50 foreign patents and more than a dozen non-provisional foreign applications. These patents and patent applications, if granted, will expire between 2020 and 2032 before taking into account any extension that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

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

In addition, we jointly own patent applications, together with AbbVie, that claim paritaprevir as a chemical entity. However, there is no guaranty that such applications will issue. We also own one issued patent that claims EDP-239 as a chemical entity. Further, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents that could be used to prevent or attempt to prevent us from commercializing our product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from commercializing our product candidates unless we were able to obtain a license under such patents, which may not be available on commercially reasonable terms or at all.

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

The FDA “breakthrough therapy” program is intended to expedite the development and review of drugs for serious or life-threatening conditions. Preliminary clinical evidence must show that the drug may have substantial improvement over existing therapies on one or more clinically significant endpoints. Although the drug does not have to address an unmet medical need, designation of breakthrough therapy status carries all the “fast track”

program features. Additionally, the breakthrough therapy program entitles the sponsor to earlier and more frequent interaction with the FDA review team regarding development of nonclinical and clinical data, and allows the FDA to offer product development and regulatory advice necessary to shorten the time for product approval. The breakthrough therapy status does not guarantee a quicker development or review of the product, and does not ensure FDA approval.

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

Manufacturing

We do not have our own manufacturing capabilities, except with respect to limited amounts of active pharmaceutical ingredients needed for preclinical development. In the past we have relied on third-party manufacturers for supply of active pharmaceutical ingredients, and we expect that in the future we will rely on such manufacturers for supply of ingredients that will be used in clinical trials of our product candidates that we are developing ourselves. Manufacturing for each of our two lead product candidates, namely paritaprevir and ABT-493 are being conducted by AbbVie. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any product candidates that we commercialize ourselves. We believe that all of the materials required for the manufacture of those product candidates could be obtained from more than one source.

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and currently have no fixed plans to invest in or build such capabilities internally. We have partnered our lead product candidate with AbbVie. We may also partner or collaborate with, or license commercial rights to, other larger pharmaceutical or biopharmaceutical companies to support the development of our NS5A cyclophilin and nucleotide polymerase inhibitor product candidates, or any combination of them, through late-stage clinical development and, if successful, commercialization. However, we still retain all commercial rights to our independent programs and we will continue to evaluate our alternatives for commercializing them once they are more advanced in their clinical development.

Employees

As of September 30, 2014, we had 52 full-time employees, 23 of whom hold Ph.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

Risks Related to Our Business

Our financial prospects for the next several years are substantially dependent upon the development and commercialization efforts of AbbVie for combination therapies incorporating paritaprevir (ABT-450) or ABT-493 for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of paritaprevir, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have limited control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of paritaprevir or ABT-493 in combination therapies. For example, AbbVie:

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies and reimbursement approvals;

•	may not achieve satisfactory levels of market acceptance and reimbursement of combination therapies incorporating our product candidate by physicians, patients and third-party payors;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development, regulatory approval, marketing and distribution of a regimen containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our product candidates;

•	may not be able to manufacture our product candidate in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with our product candidate in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if the product is later approved and marketed, regulatory affairs, process development, manufacturing, marketing and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to paritaprevir or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

We and AbbVie face substantial competition in the market for HCV drugs and for anti-infectives generally, which may result in others discovering, developing or commercializing products before us or doing so more successfully than we and our collaborators.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, MRSA and other infectious diseases that we may target in the future.

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antibacterial markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by mid-2014 Vertex informed health care providers that it would discontinue the sale and distribution of Incivek in the U.S. by October 16, 2014, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). In October 2014 the FDA approved Gilead’s interferon-free Harvoni™, a ledipasvir/sofosbuvir combination for patients with genotype 1. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. Other all-oral treatment regimens, including additional regimens with Sovaldi™, are under development and may obtain regulatory approvals for other forms of HCV before any combination including one of our compounds is approved. These other potential new treatment regimens may render our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors, under development by companies such as Achillion, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Medivir, Merck, Presidio and Roche, as well as by our collaborator AbbVie.

Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

Competitive products in the form of other treatment methods or a vaccine for HCV or MRSA may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborators are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

We have no approved products and limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our future product candidates.

To date, AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to successfully address many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for cyclophilin inhibitors and nucleotide polymerase inhibitors for HCV, we will need to successfully:

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

We may require substantial additional financing to achieve our goals if the development and commercialization of paritaprevir or ABT-493 is delayed or terminated. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary preclinical product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs, exclusive of costs incurred by our collaborator in developing our licensed product candidates paritaprevir and ABT-493. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

Because the outcome of planned and anticipated clinical trials of our product candidates by any collaborator of ours is highly uncertain, we cannot reasonably estimate the timing or amounts, if any, of future milestone payments we will receive from a collaborator. If we do not continue to receive substantial milestone payments from the continued development of our product candidates, we may require substantial additional financing.

Our future capital requirements depend on many factors, including:

•	whether any collaboration of ours continues to generate substantial milestone payments, and ultimately royalties, to us;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	our ability to maintain any collaboration of ours and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation;

•	the portion of net sales of any combination regimen that is allocable to a compound developed by us or in one of our collaborations; and

•	the timing, receipt and amount of sales of, or royalties on, paritaprevir, ABT-493 and our future product candidates, if any.

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

If we are not successful in discovering further product candidates in addition to paritaprevir (ABT-450), ABT-493 and EDP-239 our ability to expand our business and achieve our strategic objectives may be impaired.

Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying additional potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying additional potential product candidates;

•	competitors may develop alternatives that render our future product candidates obsolete;

•	competitors may obtain intellectual property protection that effectively prevents us from developing a potential product candidate;

•	a future product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and

•	a future product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceutical fields is intense. In addition, we will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

Our government funded contract for our antibiotic program is subject to termination for convenience of the government given our strategic decision not to pursue further commercial development of the program.

Under our agreement with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, we have no control over the resources and funding NIAID may devote to our agreement. If we fail to satisfy our contractual obligations under the agreement, the applicable Federal Acquisition Regulations allow the government to terminate the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any incomplete work. In addition, our agreement may be terminated for convenience by NIAID at any time if it determines that termination is in the best interest of the government, which is likely to occur now that we have decided not to advance our antibiotic program for non-biodefense purposes.

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

We have incurred a substantial cumulative net loss since our inception and it is possible that we may incur substantial operating losses in one or more years in the future. To date, our principal sources of revenue have been our collaboration agreements, including our current agreements with AbbVie and our prior agreement with Novartis, and future payments under the AbbVie agreement are uncertain. We have had no products approved for commercial sale. As a result, our ability to achieve sustained profitability is unproven.

We have incurred cumulative net losses since our inception, and as of September 30, 2014, we had an accumulated deficit of $73.0 million. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. In the fiscal year ended September 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. In our fiscal year ending September 30, 2014, our net income resulted primarily from a total of $40.0 million in milestone payments as a result of the U.S. regulatory filing with the FDA and the European Medicines Agency, or EMA, for the regimen containing the first protease inhibitor product resulting from our collaboration with AbbVie. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products or generated any revenue from product sales, directly or through any collaborator.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie and our previous agreement with Novartis. Future milestone payments are uncertain because our collaborators may choose not to continue research or development activities for one or more potential product candidates. For example, under a prior collaboration for the development of an antibiotic product candidate in Japan, our collaborator decided in 2010 not to pursue further development of the licensed product candidate due to its limited potency against Haemophilus influenzae in clinical trials of community-acquired pneumonia, which then resulted in our collaboration being terminated. In addition, we may not achieve the specified milestones, our product candidates may not be approved by the FDA or other regulatory authorities or, if they are approved, may not be accepted in the market. If we are unable to develop and commercialize one or more of our product candidates, either alone or with our collaborators, or if any such product candidate does not achieve market acceptance, we may never generate sufficient product royalties or product sales. For example, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate product royalties or product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged or delayed, we or our collaborators may be unable to commercialize our product candidates on a timely basis.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. The top-line results of the six Phase 3 registrational trials of ABT-450 in combination therapy were reported earlier this year, which were then followed by regulatory filings for approval of that therapy, but none of the other product candidates in our pipeline has yet advanced beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays may adversely affect our or our collaborators’ clinical development plans and jeopardize our or our collaborators’ ability to attain product approval, commence product sales, compete successfully against other HCV therapies and generate revenues.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with our or our collaborator’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve our or our collaborator’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. We estimate that it will likely be our fiscal 2018 before an NDA for one of our or a collaborator’s product candidates other than paritaprevir could be approved by the FDA or the EMA.

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

If we or AbbVie are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or AbbVie are required to conduct studies on the long-term effects associated with the use of our product candidates, efforts to commercialize our product candidates could be delayed or halted.

Clinical trials involving our product candidates may be suspended or terminated at any time for a number of safety-related reasons. For example, we or AbbVie may voluntarily suspend or terminate clinical trials if at any time one of our product candidates, or a combination therapy including any of them, presents an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from any of our product candidates, or a combination therapy including any of them, could cause us, AbbVie or regulatory authorities, such as the FDA or EMA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or EMA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could prevent us or AbbVie from commercializing our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-239 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We or our collaborators may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. Neither we nor our collaborator have obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

Even if we receive regulatory approval for any of our product candidates we develop independently, we will be subject to ongoing FDA obligations and continued regulatory review in other jurisdictions, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We or AbbVie may delay or terminate the development of a product candidate at any time if we or AbbVie believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or AbbVie in the case of our partnered product candidates, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie may have the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree.

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

We do not have a sales or marketing infrastructure and have no sales, marketing or distribution experience. We will seek to either build our own commercial infrastructure to commercialize any future products if and when they are approved, or enter into licensing or collaboration agreements where our collaborator is responsible for commercialization, like in the case of our collaboration with AbbVie, or where we have the right to assist in the future development and commercialization of such products.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of our paritaprevir or any other product candidates licensed to AbbVie, if approved, as well as of any future product candidates we plan to develop independently or in collaboration with others.

Even if paritaprevir, ABT-493 or EDP-239 or any other product candidate that we may develop in the future obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

Even if we or AbbVie are able to commercialize any treatment regimen containing one of our product candidates, the resulting products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, may significantly change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or AbbVie. AbbVie or any collaborators’ ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or AbbVie may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

Risks Related to Our Dependence on Third Parties

We may not be successful in establishing new product collaborations, which could adversely affect our ability to develop and commercialize one or more of our future product candidates. If we are unsuccessful in maintaining or forming alliances on favorable terms, our business may not succeed.

We may seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of one or more of our future product candidates. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other product collaborations or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish product collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such product collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Although manufacturing for our lead product candidates paritaprevir and ABT-493 is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our research product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any future product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our future product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our commercialization strategy for some of our future product candidates may depend on our ability to enter into collaboration agreements with other companies to obtain assistance and funding for the development and potential commercialization of these product candidates, similar to what we have done with AbbVie. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more additional collaboration agreements, collaborations can involve greater uncertainty for us, as we may have limited or no control over certain aspects of our collaborative programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our product candidates subject to collaborative arrangements may never be successfully commercialized.

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

In addition, certain of our activities have been funded, and may in the future be funded, by the United States federal government. For example, the preclinical and early clinical development of our lead antibiotic candidate, has been funded under a contract with NIAID, an entity of the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government and United States government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to certain requirements to manufacture products in the United States.

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

In addition, if AbbVie licenses or otherwise acquires rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right, it is entitled under our collaboration agreement to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.0 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the September 30, 2014 closing price of our common stock at $39.57 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $7.0 million as of September 30, 2014. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years from the year of our IPO in 2013. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2014, we had outstanding 18,594,574 shares of common stock. In addition, 1,802,380 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 25,000 square feet of office and laboratory space. The term of our current lease expires on September 30, 2018, with an option to extend the term for an additional five years. When our lease expires, we may exercise our option to extend the term of the lease or we may look for additional or alternate space for our operations prior to the expiration of our lease. We currently expect to lease additional space in support of our plans to expand our research and development activities.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods indicated:

	2013
	High	Low
Second Quarter (beginning March 21, 2013)	$18.20	$16.81
Third Quarter	$21.69	$16.49
Fourth Quarter	$25.00	$16.98

	2014
	High	Low
First Quarter	$38.14	$18.94
Second Quarter	$42.77	$28.28
Third Quarter	$46.14	$33.13
Fourth Quarter	$43.86	$37.09

As of November 30, 2014, there were approximately 50 stockholders of record of our common stock.

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

As of September 30, 2014, we have used approximately $18.9 million of the net proceeds from the initial public offering to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at September 30, 2014. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

Performance Graph(1)

The following graph shows a comparison from March 21, 2013 through September 30, 2014 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF EIGHTEEN MONTH CUMULATIVE TOTAL RETURN

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

We have derived the consolidated statement of operations data for the years ended September 30, 2014, 2013 and 2012 and the consolidated balance sheet data as of September 30, 2014 and 2013 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended September 30, 2011 and 2010 and the balance sheet data as of September 30, 2012 and 2011 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Year Ended September 30,
	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$47,741	$32,053	$41,706	$41,882	$22,763
Operating expenses:
Research and development	18,740	16,841	15,115	11,547	9,716
General and administrative	10,016	6,183	5,302	5,036	6,105

Total operating expenses	28,756	23,024	20,417	16,583	15,821

Income from operations	18,985	9,029	21,289	25,299	6,942
Other income (expense):
Interest income	467	248	118	83	14
Interest expense	(18)	(31)	—	(3,161)	—
Change in fair value of warrant liability	(166)	381	(8)	(686)	482
Therapeutic tax credit	—	—	—	750	—
Gain on embedded derivative	—	—	—	670	—
Other income, net	—	—	—	355	309

Total other income (expense), net	283	598	110	(1,989)	805

Net income before income tax	19,268	9,627	21,399	23,310	7,747
Income tax benefit	15,170	—	—	—	157

Net income	34,438	9,627	21,399	23,310	7,904
Accretion of redeemable convertible preferred stock to redemption value	—	(2,526)	(5,367)	(5,454)	(5,452)
Net income attributable to participating securities	—	(13,670)	(14,663)	(16,291)	(2,236)

Net income (loss) attributable to common stockholders	$34,438	$(6,569)	$1,369	$1,565	$216

Net income (loss) per share attributable to common stockholders(1):
Basic	$1.88	$(0.67)	$1.26	$1.40	$0.19
Diluted	$1.80	$(0.67)	$1.13	$1.32	$0.18
Weighted average common shares outstanding(1):
Basic	18,355	9,788	1,089	1,119	1,131
Diluted	19,185	9,788	2,475	1,857	1,565

	As of September 30,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$131,767	$112,183	$45,418	$23,329
Working capital(2)	103,229	100,187	41,574	22,950
Total assets	155,415	116,973	52,162	26,096
Warrant liability	1,584	1,620	2,001	1,993
Series 1 nonconvertible preferred stock	202	—	—	—
Redeemable convertible preferred stock	—	—	158,955	153,588
Convertible preferred stock	—	—	327	327
Total stockholders’ equity (deficit)	148,654	110,468	(115,353)	(131,961)

(1)	See Note 11 to our financial statements for further details on the calculation of basic and diluted net income per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with the section entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily in the infectious disease field. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Further, as there are many variants of HCV, we are developing inhibitors that may be used in multiple combination therapies, each designed and tested for effectiveness against one or more of those variants. Our development of inhibitors for validated HCV target mechanisms, as well as our collaborations with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013), should allow us to participate in multiple drug combinations as we seek the best combination therapies for HCV in its various forms. The reported worldwide sales of the two newest therapies for HCV (sofosbuvir and simeprevir) in the first nine months of 2014 totaled approximately $10.5 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to as high as $15 billion to $20 billion during the next few years. In addition to our HCV programs, we are using our internal research capabilities to advance several early stage programs to discover new chemical entities for other diseases with significant unmet medical need. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our drug pipeline.

The following table summarizes our product development pipeline in HCV antivirals:

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, paritaprevir (also known as ABT-450), is a protease inhibitor being developed through our collaboration with AbbVie. In the third fiscal quarter of fiscal 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of regulatory filings by AbbVie with the FDA and the European Medicines Agency, or EMA, for the first regimens containing a collaboration compound. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing globally paritaprevir and ABT-493, our collaboration’s next-generation protease inhibitor. Our lead NS5A product candidate, EDP-239, was being developed through our collaboration with Novartis. Under that collaboration, Novartis was responsible for all further development of our NS5A inhibitors. Novartis was also responsible for funding research that we conducted to discover additional NS5A compounds through August 2013. In September 2014, we entered into an agreement with Novartis for us to regain full rights to EDP-239 and our NS5A inhibitor program.

Our independent HCV research activities are focused on our lead cyclophilin inhibitor candidates, which are in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development and we expand our drug discovery efforts into other disease indications.

In addition to our HCV programs, we have used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we have been developing for the treatment of multi-drug resistant bacteria. For the periods included in this report this program has been funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to develop our lead bicyclolide for biodefense purposes. In light of our strategic decision not to continue commercial development of this antibiotic candidate for non-biodefense indications, which we have recently communicated to NIAID, we expect that NIAID will likely exercise its right to terminate our contract for convenience in accordance with its terms. We expect that any termination for convenience would not trigger contractual penalties and would likely be followed by an agreement for the orderly conclusion of the NIAID-funded program.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors and antibiotics for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock, payments received under our collaborations and a government contract and our IPO. As of September 30, 2014, we had $131.8 million in cash and marketable securities.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past six fiscal years. However, we had an accumulated deficit of $73.0 million as of September 30, 2014 and have generated no royalties or other recurring revenue from product sales. We expect that our revenue in the near term will continue to be substantially dependent on our collaboration with AbbVie and its continued advancement of our collaboration’s protease inhibitor candidates to regulatory approval and commercialization. Given the schedule of potential regulatory approval milestone payments and the uncertain nature and timing of clinical development and regulatory approval, we cannot be certain as to when or whether we will receive further milestone payments under our collaboration with AbbVie.

Financial Operations Overview

Revenue

Since our inception, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. We have not generated any revenue from product sales. We have entered into three significant collaboration agreements since 2006. In November 2006, we entered into a collaboration agreement with AbbVie and in February 2012 we entered into a collaboration agreement with Novartis, which is being concluded in the last calendar quarter of 2014. In September 2011, we entered into a contract with NIAID, which has funded the preclinical and early clinical development of our bicyclolide antibiotic product candidate since then. The following table is a summary of revenue recognized from our collaboration agreements and our government contract for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(in thousands)
AbbVie agreement:
Milestone payments	$40,000	$15,000	$—
Novartis agreement:
Upfront license payment and research funding	—	1,675	35,567
Milestone payments	—	11,000	—
NIAID contract	7,741	4,378	6,139

Total revenue	$47,741	$32,053	$41,706

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then, have been recognized as revenue upon achievement of the milestone by AbbVie.

During the year ended September 30, 2013, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included paritaprevir. During the year ended September 30, 2014, we earned and recognized as revenue a total of $40.0 million in milestone payments as a result of regulatory filings by AbbVie with the FDA and the EMA for the first protease inhibitor product resulting from our collaboration with AbbVie. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling up to $155 million related to the successful development by AbbVie of the first HCV treatment regimen incorporating one of our collaboration’s protease inhibitors. We are also eligible to receive annually tiered, double-digit royalties per product on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. In October 2014 we entered into an amendment to our agreement with AbbVie to finalize the net sales allocations for regimens containing paritaprevir, as well as for any regimen containing ABT-493. Under the terms of this agreement, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493 and for a 3-DAA regimen containing ABT-493, 33 1⁄3% of net sales will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in February 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt as we determined that the license to which the payment related and the research services were separable elements under the agreement that could be accounted for as each was delivered or provided. During the year ended September 30, 2012, revenue recognized under this agreement was $35.6 million, which consisted of the upfront license payment and research funding earned during that period. In January 2013, we received an $11.0 million milestone payment based on Novartis’ November 2012 initiation of dosing in a Phase 1 clinical trial that included EDP-239. During the year ended September 30, 2013, we recognized $12.7 million of revenue under the Novartis agreement, of which $11.0 million was attributed to license fees and $1.7 million was attributed to the performance of research services. No revenue was recognized under this agreement during the year ended September 30, 2014. In September 2014 we entered into an agreement with Novartis to return to us full rights to EDP-239 and our NS5A program. We will not be eligible to receive any future milestones or other payments from Novartis nor will we owe Novartis any future payments except for any unused drug product that we may choose to buy from them.

NIAID Contract

Under the terms of the NIAID contract and the initial authorization, NIAID paid us research and development funding of approximately $14.0 million over an initial period of 30 months. The contract also contains six option periods, which in aggregate could extend the contract, at the option of NIAID, up to an additional 30 months and provide us additional funding of up to $28.4 million. In August 2013 NIAID agreed to provide additional funding of $9.2 million, thereby increasing total funding from NIAID to approximately $23.5 million. We recognize revenue under this contract as the research and development services are performed. We recognized revenue of $7.7 million, $4.4 million and $6.1 million under this agreement during the years ended September 30, 2014, 2013 and 2012, respectively.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for at least the next several years. We expect that our revenue for the next several years will be derived primarily from payments under our current collaboration agreement with AbbVie, payments under our NIAID contract, and any additional collaborations or government contracts that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or government contract payments or that we will receive any of these payments at all.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(in thousands)
Research and development	$18,740	$16,841	$15,115
General and administrative	10,016	6,183	5,302

Total operating expenses	$28,756	$23,024	$20,417

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

We expect that our research and development expenses will increase in the future as we advance our three independent HCV programs and our research and development efforts in other areas.

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

We expect that general and administrative expenses will increase in the future primarily due to planned expansion of our operating activities as well as potential additional costs associated with our operating as a growing public company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and investment balances.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock that we believe are financial instruments that may require a transfer of assets because of the liquidation features of the underlying stock. Therefore, we have classified these warrants and Series 1 nonconvertible preferred stock as liabilities that we remeasure to fair value at each reporting period and we record the changes in the fair value of the warrants and the Series 1 nonconvertible preferred stock as a component of other income (expense).

Income Tax Benefit

Income tax benefit resulted from a reversal of our valuation allowance related to our deferred tax assets consisting of research tax credits and net operating loss carryforwards.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the completion of our initial public offering in March 2013 or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Revenue Recognition

Our revenue has been generated primarily through collaborative research and license agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include nonrefundable upfront license fees, payments for research and development activities, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectibility of the resulting receivable is reasonably assured, and we have fulfilled our performance obligations under the contract.

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

Royalty revenue, if any, is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations then remaining. To date, none of our products has been approved, and therefore we have not earned any royalty revenue from product sales.

During the years ended September 30, 2014 and 2013, we also generated revenue from a government contract under which we are reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by us under the government contract are included in research and development expense in the statements of operations.

Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the next twelve months of the balance sheet date are classified as long-term deferred revenue.

In the event that a collaborative research and license agreement is terminated and we then have no further performance obligations, we recognize as revenue any portion of the upfront payment that had not previously been recorded as revenue but was classified as deferred revenue at the date of such termination.

Stock-Based Compensation

We measure stock options granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options with only service-based vesting conditions and record the expense for these options using the straight-line method. We may also issue performance-based awards as we did in March 2013. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to March 2013 we were a privately-held company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies. Since March 2013 we have estimated our expected volatility based on the historical volatility of our publicly traded peer companies, inclusive of our historical volatility post-IPO, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock options granted in each period were as follows, presented on a weighted average basis:

	Year Ended September 30,
	2014	2013	2012
Risk-free interest rate	1.89%	1.05%	0.93%
Expected term (in years)	6.06	6.09	6.00
Expected volatility	75%	73%	78%
Expected dividends	0%	0%	0%

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period. In the case of performance-based awards, we recognize compensation expense related to these awards when performance-based targets are deemed probable of being achieved.

Valuation of Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $202. The warrants and Series 1 nonconvertible preferred stock were remeasured at each reporting period, resulting in expense of $166, income of $361 and $3 for the years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,584 and $1,620, respectively.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement purposes and for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial statement value and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. As of September 30, 2013, December 31, 2013 and March 31, 2014, based on our analysis of both positive and negative factors, we had determined that it was more likely than not that we would not be able to realize our deferred tax assets, and therefore we had recorded a full valuation allowance against our deferred tax assets. Our analysis included an assessment of our past profitability and our future projections of forecasted revenue and expense levels.

However, during the third fiscal quarter of 2014, we earned and collected $40.0 million in milestone payments as a result of U.S. and European Union regulatory approval filings by AbbVie with respect to our collaboration’s lead product candidate. As a result, we reported net income and taxable income for the year ended September 30, 2014. We previously reported net income for the years ended September 30, 2013, 2012, 2011 and 2010. Further, we are eligible to receive from AbbVie additional pre-commercial milestone payments totaling up to $155.0 million, most of which we expect to earn in fiscal 2015 upon AbbVie’s receipt of regulatory approvals in the U.S. and European Union. We are also eligible to receive annually tiered, per product royalties on any net sales of AbbVie allocable to our collaboration’s protease inhibitor, which are expected to begin in fiscal 2015 based on the anticipated approvals of AbbVie’s allowed applications for HCV treatment regimens containing our lead product candidate. As a result, at June 30, 2014, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from AbbVie. Accordingly, we reversed our valuation allowance related to our deferred tax assets and recorded an income tax benefit of approximately $15.3 million for the year ended September 30, 2014. The total amount of the valuation allowance released was approximately $22.9 million.

Results of Operations

Comparison of Years Ended September 30, 2014, 2013 and 2012

	Year Ended September 30,
	2014	2013	2012
	(in thousands)
Revenue	$47,741	$32,053	$41,706
Research and development expenses	18,740	16,841	15,115
General and administrative expenses	10,016	6,183	5,302
Other income (expense):
Interest income	467	248	118
Interest expense	(18)	(31)	—
Change in fair value of warrant liability	(166)	381	(8)

Revenue. We recognized revenue of $47.7 million in the year ended September 30, 2014, as compared to $32.1 million in the year ended September 30, 2013. During fiscal 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its regulatory filings with the FDA and the EMA for the first regimen containing a collaboration compound. During fiscal 2013, we received and recognized as revenue a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included a collaboration compound. During the same period we also recognized revenue of $12.7 million under our collaboration with Novartis, as a result of an $11.0 million milestone payment we received in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that included EDP-239, and $1.7 million related to research services we provided. Government contract revenue was $7.7 million and $4.4 million during the years ended September 30, 2014 and 2013, respectively, related to our contract with NIAID for the antibiotic program.

We recognized revenue of $32.1 million in the year ended September 30, 2013, as compared to $41.7 million in the year ended September 30, 2012. During fiscal 2013, we received and recognized as revenue a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included a collaboration compound. We did not have any revenue related to the AbbVie collaboration during fiscal 2012. During the year ended September 30, 2013 we also recognized revenue of $12.7 million under our collaboration with Novartis, as a result of an $11.0 million milestone payment we received in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that includes EDP-239, and $1.7 million related to research services we provided. During the comparable period in 2012, Novartis paid us an upfront payment of $34.4 million and $1.1 million related to research services we provided, which we recognized as revenue during the period. Government contract revenue was $4.4 million and $6.1 million during the years ended September 30, 2013 and 2012, respectively, related to our contract with NIAID for the antibiotic program.

Research and development expenses.

	Year Ended September 30,
	2014	2013	2012
	(in thousands)
Development programs:
NS5A inhibitor	$—	$1,717	$2,993
Antibiotic	5,430	3,186	4,127
Research and drug discovery	13,310	11,938	7,995

Total research and development expenses	$18,740	$16,841	$15,115

Research and development expenses were $18.7 million in the year ended September 30, 2014, as compared to $16.8 million for the same period in 2013. The increase of $1.9 million year over year was due primarily to an increase of $2.2 million in expenses for our antibiotic program and $1.4 million for our early stage drug discovery programs, partially offset by a decrease of $1.7 million in expenses related to our NS5A inhibitor program. We incurred preclinical and clinical expenses for the development of our lead antibiotic candidate as a result of the contract we entered into in September 2011 with NIAID, which has funded our preclinical and early clinical development of this candidate. In fiscal 2014 we incurred higher research expenses in our early stage drug discovery programs due to an increase in both the number of preclinical studies and the related costs. Our research costs related to our NS5A inhibitor program decreased as a result of our completing our research for Novartis in August 2013. We had incurred expense for NS5A research to identify additional compounds through August 2013, for which we had been receiving funding from Novartis.

Research and development expenses were $16.8 million in the year ended September 30, 2013, as compared to $15.1 million for the same period in 2012. The increase of $1.7 million year over year was due primarily to an increase of $3.9 million in preclinical expenses for our early stage drug discovery programs. This increase was partially offset by a decrease of $1.3 million in expenses for our NS5A inhibitor program and a decrease of $0.9 million in our expenses for our antibiotic program. In fiscal 2013 we incurred higher research expenses in our early stage drug discovery programs due to an increase in both the number of preclinical studies and the related costs. Our research costs related to our NS5A inhibitor program decreased as a result of our signing a collaboration agreement with Novartis in February 2012, at which time Novartis became responsible for further clinical trial costs. Prior to entering into the collaboration agreement with Novartis, we had been incurring costs for preclinical and clinical development of EDP-239. We continued to incur research expense for NS5A research to identify additional compounds through August 2013, for which we had been receiving funding from Novartis through August 2013. We incurred preclinical expense for the development of our lead antibiotic candidate as a result of the contract we entered into in September 2011 with NIAID, which has funded our research program for this candidate.

From inception of each development program through September 30, 2014, we incurred cumulative expenses of $18.7 million for our protease inhibitor program, $13.2 million for our NS5A inhibitor program, and $12.7 million for our antibiotic program.

General and administrative expenses. General and administrative expenses increased by $3.8 million from $6.2 million in fiscal 2013 to $10.0 million in fiscal 2014. The increase was primarily due to increased stock-based compensation expense of $1.6 million related to additional employee stock options and a higher value of our common stock, as well as additional expenses incurred as a result of operating as a publicly traded company.

General and administrative expenses increased by $0.9 million from $5.3 million in fiscal 2012 to $6.2 million in fiscal 2013. The increase was primarily due to increased stock-based compensation expense of $0.6 million related to additional employee stock options and a higher value of our common stock, as well as additional expenses incurred as a result of becoming a publicly traded company in March 2013.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the year ended September 30, 2014, as compared to the year ended September 30, 2013, was due to our higher cash and marketable securities balances due to the $40.0 million of milestone payments from AbbVie in the third fiscal quarter of 2014.

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

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. During the year ended September 30, 2014, we recorded a $0.2 million increase in the fair value of our warrant liability due to the remeasurement of the fair value of the outstanding warrants for Series 1 nonconvertible preferred stock and Series 1 nonconvertible preferred stock.

During the year ended September 30, 2013, we recorded a small amount of income due to the expiration of our series E warrants during the year, as well as a $0.4 million decrease in the fair value of our warrant liability due to the remeasurement of the fair value of the outstanding warrants for Series 1 nonconvertible preferred stock.

During the year ended September 30, 2012, we recorded a small amount of expense related to the increase in the fair value of our warrant liability as of September 30, 2012, primarily as a result of the remeasurement of our Series E warrants at the reporting date utilizing the Black-Scholes option-pricing model.

Income tax benefit. During the year ended September 30, 2014 we reversed the net deferred tax asset valuation allowance, which resulted in an income tax benefit of $15.3 million. The total amount of the valuation allowance released was approximately $22.9 million. If AbbVie’s paritaprevir-containing regimens are approved in fiscal 2015, we expect that our effective tax rate for fiscal 2015 will reflect the applicable combined U.S. federal and state statutory tax rates.

Liquidity and Capital Resources

From our inception through September 30, 2014, we have financed our operations primarily through contract payments under our collaborations, private placements of our equity, government research and development contracts and grants and our IPO that was completed in March 2013. As of September 30, 2014, we had $131.8 million in cash, cash equivalents and short- and long-term marketable securities.

The following table shows a summary of our cash flows for each of the years ended September 30, 2014, 2013 and 2012.

	Year Ended September 30,
	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$20,179	$10,653	$22,623
Investing activities	$497	$(69,216)	$(18,040)
Financing activities	$1,164	$56,911	$(909)

Net cash provided by operating activities

During the year ended September 30, 2014, operating activities provided $20.2 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $34.4 million, partially offset by uses of cash by net non-cash items of $12.0 million and net changes in our assets and liabilities of $2.3 million. Our net income in fiscal 2014 was primarily due to $40.0 million of milestone payments we earned and received from AbbVie during the third quarter of fiscal 2014 and $7.7 million recognized under our government contract with NIAID, net of our operating expenses. Our net non-cash items in the period consisted primarily of a benefit from deferred income taxes of $15.3 million and purchased premium on marketable securities of $2.0 million, partially offset by stock-based compensation of $2.7 million and amortization of premium on marketable securities of $2.1 million. Net sources of cash from changes in our operating assets and liabilities during the year ended September 30, 2014 consisted primarily of a $2.9 million increase in accounts receivable and unbilled receivables, partially offset by a decrease of $0.6 million in prepaid expenses and a $0.4 increase in accounts payable. The increase in accounts receivable and unbilled receivables was primarily due to the timing of our billings and collections under the NIAID contract. The $0.2 million net source of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

During the year ended September 30, 2013, operating activities provided $10.7 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $9.6 million, as well as from net non-cash charges of $0.3 million and $0.7 million from changes in our operating assets and liabilities, respectively. Our net income in fiscal 2013 was primarily due to $32.1 million of revenue recognized upon receipt of a $15.0 million milestone payment earned under our collaboration agreement with AbbVie and an $11.0 million milestone payment earned under our collaboration with Novartis, and $4.4 million recognized under our government contract with NIAID, net of our operating expenses. Our net non-cash charges in the period primarily consisted of $1.1 million of stock-based compensation expense and $1.3 million related to amortization of the premium on our marketable securities, offset in part by $1.8 million of purchased premium on marketable securities. Net sources of cash from changes in our operating assets and liabilities during the year ended September 30, 2013 consisted primarily of a $1.4 million decrease in accounts receivable and unbilled receivables and $0.1 increase in accounts payable, which were offset in part by a $0.3 million increase in prepaid expenses and other current assets and a $0.3 decrease in accrued expenses. Cash provided by the $1.4 million decrease in accounts receivable was primarily due to the timing of our billings and collections under the NIAID contract. The $0.2 million net use of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

During the year ended September 30, 2012, operating activities provided $22.6 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $21.4 million and net non-cash charges of $1.1 million, together partially offset by net uses of cash of $0.1 million from changes in our operating assets and liabilities. Our net income in the period was primarily due to recognition of $35.6 million of revenue related to the upfront payment and research funding we received under our collaboration arrangement with Novartis as well as $6.1 million of revenue recognized from the NIAID contract, both offset by our operating expenses. Our net non-cash charges in the period primarily consisted of $0.6 million of amortization of the premium on our marketable securities and $0.4 million of stock-based compensation expense. Net uses of cash from changes in our operating assets and liabilities during the year ended September 30, 2012 consisted primarily of $0.8 million and $1.9 million increases in our accounts receivable and unbilled receivables, respectively, principally related to our collaboration agreements with NIAID and Novartis, as well as an increase of $0.2 million in our prepaid expenses and other current assets. These amounts were offset by a $2.5 million increase in accounts payable and accrued expenses and a $0.5 million increase in other long-term liabilities. Our accounts payable, accrued expense and other long-term liabilities balances were affected by the timing of payments made by us to our vendors and additionally reflected a $1.0 million payable for the cost of a third-party license used in our research activities.

Net cash provided by (used in) investing activities

During the year ended September 30, 2014, net cash provided by investing activities was $0.5 million. Net cash provided by investing activities during this period consisted primarily of cash received from the sales and maturities of marketable securities of $99.9 million, substantially offset by the purchases of marketable securities of $98.4 million and purchases of fixed assets of $1.0 million.

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

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the year ended September 30, 2014 was $1.2 million and consisted of proceeds of $1.1 million from the exercise of stock options and a $0.1 million tax benefit from exercises of stock options.

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

As of September 30, 2014, we had $131.8 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments as of September 30, 2014, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaboration continues to generate substantial milestone payments, and ultimately royalties, to us;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on ABT-450, ABT-493 and our future product candidates, if any.

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we could not offset such higher costs through revenue increases because our revenues are substantially outside of our control. Our inability to do so could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

Contractual Obligations and Commitments

We lease office space in Watertown, Massachusetts under a seven-year lease that commenced on October 1, 2011. In fiscal 2012, we entered into an intellectual property license agreement that will require us to make certain non-cancelable payments over the next three years. The following table summarizes our contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Fiscal Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments	$3,944	$946	$1,971	$1,027	$—
Intellectual property license	200	200	—	—	—

Total(1)	$4,144	$1,146	$1,971	$1,027	$—

(1)	As of September 30, 2014, we had outstanding warrants for the purchase 1,774,581 shares of our Series 1 nonconvertible preferred stock and 223,153 shares of Series 1 nonconvertible preferred stock that we classified as a long-term liability on our balance sheet, recorded at fair value of $1.8 million. If those warrants are exercised, the Series 1 nonconvertible preferred stock issued upon exercise would require the payment of $2.0 million upon a qualifying merger or sale of this company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $131.8 million at September 30, 2014, which consisted of cash, government and agency securities, corporate bonds and commercial paper and certificates of deposit. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of September 30, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K.

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

In connection with the preparation of this Form 10-K, as of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014. These conclusions were communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2014 our internal control over financial reporting is effective.

As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, the Company’s independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Change in Internal Control over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement).

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2015 Proxy Statement: “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2015 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,388,566	(2)	$15.39	412,493	(3)
Equity compensation plans not approved by security holders	—		—	—

Totals	1,388,566	(2)	$15.39	412,493	(3)

(1)	Consists of the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)	Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s Amended and Restated 1995 Equity Incentive Plan and the Company’s 2012 Equity Incentive Plan.
(3)	Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2012 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan. Does not include 557,863 shares that were automatically added to the Company’s 2012 Equity Incentive Plan by its terms as of October 1, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant	S-1	11/06/2012	4.2	333-184779
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	S-1/A	02/05/2013	10.1	333-184779
10.5††	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.					X
10.6†	Agreement between the Company and the National Institute of Allergy and Infectious Diseases, dated September 30, 2011.	S-1	11/06/2012	10.3	333-184779
10.7	Modification No. 1, dated August 28, 2013, to that certain Agreement between the Company and the National Institute of Allergy and Infectious Diseases.	10-K	12/18/2013	10.8	001-35839
10.8	Modification No. 2, dated August 29, 2013, to that certain Agreement between the Company and the National Institute of Allergy and Infectious Diseases.	10-K	12/18/2013	10.9	001-35839
10.9	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.10	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.11#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.12#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.14#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.15#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K	12/18/2013	10.16	001-35839
10.16#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.17#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.18#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.19#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the years ended September 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the years ended September 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Financial Statements of Enanta Pharmaceuticals, Inc.	X

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of December, 2014.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2014

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2014

/s/ Ernst-Günter Afting, M.D., Ph.D. Ernst-Günter Afting, M.D., Ph.D.	Director	December 11, 2014

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	December 11, 2014

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	December 11, 2014

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	December 11, 2014

/s/ Terry Vance Terry Vance	Director	December 11, 2014

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enanta Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in redeemable and convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Enanta Pharmaceuticals, Inc. and its subsidiary at September 30, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 11, 2014

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$30,699	$8,859
Short-term marketable securities	60,065	92,621
Accounts receivable	1,724	808
Unbilled receivables	2,770	784
Deferred tax assets	11,123	—
Prepaid expenses and other current assets	1,594	1,641

Total current assets	107,975	104,713
Property and equipment, net	1,803	1,121
Long-term marketable securities	41,003	10,703
Deferred tax assets	4,198	—
Restricted cash	436	436

Total assets	$155,415	$116,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,874	$1,481
Accrued expenses	2,872	3,035
Deferred revenue	—	10

Total current liabilities	4,746	4,526
Warrant liability	1,584	1,620
Series 1 nonconvertible preferred stock	202	—
Other long-term liabilities	229	359

Total liabilities	6,761	6,505
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 18,803,390 and 18,138,597 shares issued and 18,594,574 and 17,929,781 shares outstanding at September 30, 2014 and 2013, respectively	188	181
Additional paid-in capital	221,580	217,741
Treasury stock, at par value; 208,816 shares at September 30, 2014 and 2013	(2)	(2)
Accumulated other comprehensive loss	(100)	(2)
Accumulated deficit	(73,012)	(107,450)

Total stockholders’ equity	148,654	110,468

Total liabilities and stockholders’ equity	$155,415	$116,973

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended September 30,
	2014	2013	2012
Revenue	$47,741	$32,053	$41,706
Operating expenses:
Research and development	18,740	16,841	15,115
General and administrative	10,016	6,183	5,302

Total operating expenses	28,756	23,024	20,417

Income from operations	18,985	9,029	21,289
Other income (expense):
Interest income	467	248	118
Interest expense	(18)	(31)	—
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(166)	381	(8)

Total other income (expense), net	283	598	110

Income before income taxes	19,268	9,627	21,399
Income tax benefit	15,170	—	—

Net income	34,438	9,627	21,399
Accretion of redeemable convertible preferred stock to redemption value	—	(2,526)	(5,367)
Net income attributable to participating securities	—	(13,670)	(14,663)

Net income (loss) attributable to common stockholders	$34,438	$(6,569)	$1,369

Net income (loss) per share attributable to common stockholders:
Basic	$1.88	$(0.67)	$1.26
Diluted	$1.80	$(0.67)	$1.13
Weighted average common shares outstanding:
Basic	18,354,791	9,788,039	1,088,784
Diluted	19,185,228	9,788,039	2,474,823

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended September 30,
	2014	2013	2012
Net income	$34,438	$9,627	$21,399
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $0	(98)	(12)	11

Total other comprehensive income (loss)	(98)	(12)	11

Comprehensive income	$34,340	$9,615	$21,410

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series C, D, E, F and G Redeemable Convertible Preferred Stock		Series A and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2011	43,115,343	153,588	566,450	327	1,225,899	12	—	(208,816)	(2)	(1)	(131,970)	(131,961)
Exercise of stock options	—	—	—	—	117,248	1	140	—	—	—	—	141
Compensation expense related to stock options	—	—	—	—	—	—	424	—	—	—	—	424
Accretion of redeemable convertible preferred stock to redemption value	—	5,367	—	—	—	—	(564)	—	—	—	(4,803)	(5,367)
Other comprehensive income	—	—	—	—	—	—	—	—	—	11	—	11
Net income	—	—	—	—	—	—	—	—	—	—	21,399	21,399

Balance at September 30, 2012	43,115,343	158,955	566,450	327	1,343,147	13	—	(208,816)	(2)	10	(115,374)	(115,353)
Exercise of stock options	—	—	—	—	538,575	5	554	—	—	—	—	559
Compensation expense related to stock options	—	—	—	—	—	—	1,063	—	—	—	—	1,063
Accretion of redeemable convertible preferred stock to redemption value	—	2,526	—	—	—	—	(823)	—	—	—	(1,703)	(2,526)
Conversion of preferred stock to common stock	(43,115,343)	(161,481)	(566,450)	(327)	11,656,875	117	161,691	—	—	—	—	161,808
Issuance of common stock upon initial public offering	—	—	—	—	4,600,000	46	59,846	—	—	—	—	59,892
Issuance costs	—	—	—	—	—	—	(4,590)	—	—	—	—	(4,590)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	—	—	—	—	9,627	9,627

Balance at September 30, 2013	—	$—	—	$—	18,138,597	$181	$217,741	(208,816)	$(2)	$(2)	$(107,450)	$110,468
Exercise of stock options	—	—	—	—	664,793	7	1,047	—	—	—	—	1,054
Compensation expense related to stock options	—	—	—	—	—	—	2,682	—	—	—	—	2,682
Income tax benefit from stock option exercises	—	—	—	—	—	—	110	—	—	—	—	110
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	—	—	—	—	34,438	34,438

Balance at September 30, 2014	—	$—	—	$—	18,803,390	$188	$221,580	(208,816)	$(2)	$(100)	$(73,012)	$148,654

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities
Net income	$34,438	$9,627	$21,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	352	221	172
Non-cash interest expense	8	31	—
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	166	(381)	8
Stock-based compensation expense	2,682	1,063	424
Gain on sale of marketable securities	(3)	—	—
Gain on disposal of property and equipment	(3)	(100)	(63)
Premium on marketable securities	(2,002)	(1,811)	—
Amortization of premium on marketable securities	2,120	1,262	590
Benefit from deferred income taxes	(15,211)	—	—
Income tax benefit from exercise of stock options	(110)	—	—
Change in operating assets and liabilities:
Accounts receivable	(916)	241	(788)
Unbilled receivables	(1,986)	1,109	(1,893)
Prepaid expenses and other current assets	568	(307)	(235)
Other assets	—	22	5
Accounts payable	399	115	763
Accrued expenses	(183)	(285)	1,726
Deferred revenue	(10)	(7)	17
Other long-term liabilities	(130)	(147)	498

Net cash provided by operating activities	20,179	10,653	22,623

Cash flows from investing activities
Purchases of property and equipment	(1,028)	(606)	(252)
Proceeds from sales of property and equipment	3	—	66
Purchases of marketable securities	(98,405)	(115,888)	(47,694)
Sales of marketable securities	8,421	5,453	15,750
Maturities of marketable securities	91,506	41,825	12,950
Change in restricted cash	—	—	1,140

Net cash provided by (used in) investing activities	497	(69,216)	(18,040)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	59,892	—
Proceeds from exercise of stock options	1,054	559	141
Payments of initial public offering costs	—	(3,540)	(1,050)
Income tax benefit from exercise of stock options	110	—	—

Net cash provided by (used in) financing activities	1,164	56,911	(909)

Net increase (decrease) in cash and cash equivalents	21,840	(1,652)	3,674
Cash and cash equivalents at beginning of period	8,859	10,511	6,837

Cash and cash equivalents at end of period	$30,699	$8,859	$10,511

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$148	$—	$—

Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,526	$5,367
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$—	$1,079
Conversion of preferred stock into common stock	$—	$161,808	$—
Exercise of Series 1 warrants into Series 1 nonconvertible preferred stock	$206	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily in the infectious disease field. The Company has programs to develop novel protease, NS5A, cyclophilin and nucleotide polymerase inhibitors targeted against the hepatitis C virus (“HCV”). Additionally, the Company has programs to discover new chemical entities for other diseases.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

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

The Company classifies all of its marketable securities as available-for-sale. All marketable securities are held with one investment manager. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3 or higher and A- or higher according to Moody’s and S&P, respectively. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains and losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statement of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations. There were no such adjustments necessary during the years ended September 30, 2014, 2013 or 2012.

Restricted Cash

As of September 30, 2014 and 2013, the Company had outstanding a letter of credit collateralized by a money market account of $436 to the benefit of the landlord of the Company’s current office lease. This amount was classified as long-term restricted cash as of September 30, 2014 and 2013.

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

The Company has historically generated all of its revenue from its collaborative research and license agreements and a U.S. government contract (see Note 7). As of September 30, 2014, accounts receivable and unbilled receivables consisted solely of amounts due under the U.S. government contract. As of September 30, 2013, accounts receivable and unbilled receivables consisted of amounts due from the Company’s collaborators and under the U.S. government contract (see Note 7).

The Company is completely dependent on third-party manufacturers for product supply for preclinical research activities in its non-partnered programs. In particular, the Company relies and expects to continue to rely exclusively on several manufacturers to supply it with its requirements for the active pharmaceutical ingredients related to these programs. These research programs would be adversely affected by a significant interruption in the supply of it active pharmaceutical ingredients.

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

The Company’s cash equivalents and marketable securities assets and its warrant and Series 1 nonconvertible preferred stock liabilities are carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying values of accounts receivable and unbilled receivables, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in income from operations.

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

During the years ended September 30, 2014, 2013 and 2012, the Company also generated revenue from a government contract under which the Company is reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expense in the statements of operations.

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

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at the fair value on the date of the grant using the Black-Scholes option-pricing model. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. The Company records compensation expense related to performance-based awards when performance-based targets are deemed to be probable of being achieved. The Company classifies stock-based compensation expense in the statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Net Income per Share

The Company followed the two-class method when computing net income (loss) per share during periods prior to the IPO when the Company had issued shares that met the definition of participating securities. The two-class method was used to determine net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method required income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Recently Issued and Adopted Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2017. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2014 and 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,239	$—	$—	$30,239
Commercial paper	—	7,499	—	7,499
Corporate bonds	—	88,056	—	88,056
U.S. Agency bonds	—	5,513	—	5,513

	$30,239	$101,068	$—	$131,307

Liabilities:
Warrant liability	$—	$—	$1,584	$1,584
Series 1 nonconvertible preferred stock	—	—	202	202

	$—	$—	$1,786	$1,786

	Fair Value Measurements as of September 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,517	$—	$—	$7,517
U.S. Treasury notes	1,005	—	—	1,005
Commercial paper	—	10,596	—	10,596
Corporate bonds	—	84,755	—	84,755
U.S. Agency bonds	—	3,518	—	3,518
Certificate of deposit	—	3,450	—	3,450

	$8,522	$102,319	$—	$110,841

Liabilities:
Warrant liability	$—	$—	$1,620	$1,620

	$—	$—	$1,620	$1,620

Cash equivalents at September 30, 2014 and 2013 consist of money market funds.

During the years ended September 30, 2014, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2014 and 2013, respectively, the warrant liability was comprised of the value of the warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. At September 30, 2014 the outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of outstanding warrants to purchase our Series 1 nonconvertible preferred stock was $1,584 and $1,620 at September 30, 2014 and 2013, respectively. The fair value of Series 1 nonconvertible preferred stock was $202 as of September 30, 2014. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

September 30, 2014

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	10% - 90%

	Periods in which payout is expected to occur	2015 - 2016

	Discount rate	4.25%

September 30, 2013

	Unobservable Input	Range (Weighted Average)
Warrant liability	Probabilities of payout	25% - 90%

	Periods in which payout is expected to occur	2014 - 2018

	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series E preferred stock and Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2011	1,993
Warrants expired	(8)
Increase in fair value	19
Decrease in fair value	(3)

Balance, September 30, 2012	2,001
Warrants expired	(20)
Decrease in fair value	(361)

Balance, September 30, 2013	1,620
Warrants exercised	(206)
Series 1 nonconvertible preferred stock issued	206
Increase in fair value	166

Balance, September 30, 2014	$1,786

4. Marketable Securities

As of September 30, 2014 and 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,499	$—	$—	$7,499
Corporate bonds	88,156	14	(114)	88,056
U.S. Agency bonds	5,513	—	—	5,513

	$101,168	$14	$(114)	$101,068

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,596	$—	$—	$10,596
Corporate bonds	84,757	23	(25)	84,755
U.S. Agency bonds	3,519	—	(1)	3,518
Certificate of deposit	3,450	—	—	3,450
U.S. Treasury notes	1,004	1	—	1,005

	$103,326	$24	$(26)	$103,324

At September 30, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate and U.S. Agency bonds, which have maturities within three years and an aggregate fair value of $41,003. At September 30, 2013, marketable securities consisted of investments that mature within one year, with the exception of one U.S. Treasury note and one corporate bond, which have maturities within two years and an aggregate fair value of $10,703.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Laboratory and office equipment	$4,829	$4,395
Leasehold improvements	300	272
Purchased software	414	438
Computer equipment	111	90
Furniture	284	263

	5,938	5,458
Less: Accumulated depreciation and amortization	(4,135)	(4,337)

	$1,803	$1,121

Depreciation and amortization expense was $352, $221 and $172 for the years ended September 30, 2014, 2013 and 2012, respectively. During the years ended September 30, 2014, 2013 and 2012, assets with a cost of $554, $420 and $273, respectively, were sold or disposed of, resulting in gains of $3, $100 and $63, respectively.

6. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Accrued expenses:
Accrued payroll and related expenses	$1,275	$1,041
Accrued preclinical and clinical expenses	493	—
Accrued vendor manufacturing	116	989
Accrued professional fees	436	378
Accrued third-party license fee	240	240
Accrued other	312	387

	$2,872	$3,035

Other long-term liabilities:
Accrued rent expense	$153	$127
Present value of accrued third-party license fee	—	184
Asset retirement obligation	76	48

	$229	$359

7. Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir (also known as ABT-450). The agreement, which was amended in January and December 2009, was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie.

Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds as well as annually, tiered per product, royalties ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocated to the collaboration’s protease inhibitors.

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

Subsequent to the research and evaluation period which ended in June 2011, all decisions related to the development, commercialization and marketing have been made by AbbVie. The Company has the right to continue to attend the joint steering committee meetings to monitor the development and marketing plans; however, the Company has no decision making rights. As such, the joint steering committee commitment became protective in nature as of June 16, 2011.

During the year ended September 30, 2013, the Company received a $15,000 milestone payment under the AbbVie Agreement as a result of AbbVie’s initiation of dosing in a Phase 3 clinical trial of a regimen that included paritaprevir. During the year ended September 30, 2014, the Company received $40,000 in milestone payments as a result of the regulatory filings by AbbVie with the FDA and the EMA. From commencement of collaboration, through September 30, 2014, the Company has received a total of $160,000 under the AbbVie Agreement consisting of an upfront license payment, research funding, milestone payments and preferred stock financing. As of September 30, 2014, the Company is eligible to receive additional milestone payments totaling up to $155,000 upon AbbVie’s achievement of commercial regulatory approval milestones in selected world markets. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercial regulatory approval milestones for each additional product containing a protease inhibitor. Under the terms of this agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493 and 33 1⁄3% of such net sales will be allocated to a 3-DAA regimen containing ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any future milestone payments received have been and will be recognized as revenue when achieved by AbbVie. No revenue related to this agreement was recognized during the year ended September 30, 2012.

The Company has the option, but not the obligation, to co-develop and share in the profit of any product in the United States that is developed as a result of the AbbVie Agreement. This option for the first compound (paritaprevir) expired in 2011 and the option for the second compound (ABT-493) expired in 2014 without the Company choosing to exercise either option. The Company has no further obligations in regard to the AbbVie Agreement and will evaluate future options as they arise.

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

AbbVie’s obligation to pay royalties on a product developed under the agreement expires on a country-by-country basis upon the later of (i) the date of expiration of the last of the licensed patents with a valid claim covering the product in the applicable country, or (ii) ten years after the first commercial sale of the product in the applicable country.

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

Novartis Collaboration

On February 16, 2012, the Company entered into a license and collaboration agreement with Novartis (the “Novartis Agreement”) for the development, manufacture and commercialization of its lead development candidate, EDP-239, from its NS5A HCV inhibitor program. Under the terms of the Novartis Agreement, Novartis paid a nonrefundable upfront fee to the Company and reimbursement of manufacturing and quality assurance expenses related to EDP-239 totaling $34,442, and a clinical milestone payment of $11,000 was earned and recognized as revenue in fiscal 2013. In addition, Novartis funded research activities for 18 months commencing February 2012, up to a total of $2,700.

The Company determined that the deliverables under the Novartis Agreement included (i) the exclusive, royalty-bearing, sublicensable license to EDP-239 and (ii) the research services. The Company concluded that the EDP-239 license had standalone value to Novartis and was separable from the research services as the license is sublicensable, there are no restrictions as to Novartis’ use of the license and Novartis has the requisite scientific expertise in the HCV NS5A field. The Company also concluded that its participation on the joint steering committee, as provided by the agreement, is protective in nature as the Company has no decision making authority, there are no penalties or recourse if the Company chooses not to participate, and the purpose of the steering committee is to keep the Company apprised as to the status of the development and commercialization efforts. Therefore, no arrangement consideration was allocated to the joint steering committee participation. The Company was not able to establish VSOE or TPE for either the license or the research services and instead allocated the arrangement consideration between the license and research services based on their relative selling prices using BESP. The Company developed its estimate of BESP of the license using a discounted cash flow analysis, taking into consideration assumptions including the development and commercialization timeline, discount rate, probability of success, and probable treatment combination and associated peak sales figures that generate royalty amounts. The funding rate for the research services is consistent with the rate received in the Company’s prior collaboration arrangement with AbbVie and is consistent with its fully burdened cost of service. Therefore, the Company’s determination of BESP for the research services is consistent with the reimbursement rate stated in the contract. These assumptions involve judgment and inherent uncertainty; however, significant changes in key assumptions used to determine the BESP would not have a significant effect on the total amount of revenue recognized.

The Company recognized the entire upfront cash receipt as revenue because the allocated selling price of the license deliverable exceeded the upfront noncontingent cash payments received. During the year ended September 30, 2012, the Company recognized total revenue of $35,567 related to the delivery of the license and the performance of the research services.

During the year ended September 30, 2013, the Company recognized total revenue of $12,675 under the Novartis Agreement, of which $10,894 was attributable to license fees and $1,781 was attributable to the performance of research services. No revenue was recognized under the agreement in fiscal 2014.

On September 30, 2014 the Company entered into an amendment to its 2012 Collaboration and License Agreement with Novartis to return to the Company full rights to its NS5A inhibitor program, including EDP-239. This agreement provides for the completing of transition to the Company of the proof-of-concept clinical study currently underway involving EDP-239, as well as all rights of Novartis in the NS5A program.

NIAID Contract

On September 30, 2011, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), which contract could provide up to $42,700 in development funding to the Company over a five-year period. Under this contract NIAID has funded the preclinical and clinical development of a bridged bicyclic antibiotic to be used as a medical countermeasure against multiple biodefense Category A and B bacteria.

The contract had an initial term of 30 months which ended on March 30, 2014. NIAID has the option to extend the contract up to six times. If each extension option is exercised, the contract would be extended until September 30, 2016. The initial award under the initial term was $14,300, with the possibility of up to a total of $42,700 if each option period is exercised by NIAID.

In August 2013 NIAID exercised the first two options under this agreement which obligated it to provide an additional $9,200 in funding to the Company for preclinical and early clinical development of its lead antibiotic candidate, bringing total funding paid or committed to date by NIAID to approximately $23,500 through February 2015.

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the year ended September 30, 2012, $6,139 of revenue was recognized under this agreement, of which $1,049 was invoiced but unpaid and included in accounts receivable and $1,668 was unpaid and included in unbilled receivables on the Company’s balance sheet as of September 30, 2012. During the year ended September 30, 2013, the Company recognized revenue of $4,378, under this agreement, of which $258 was invoiced but unpaid and included in accounts receivable and $784 was unpaid and included in unbilled receivables at September 30, 2013. During the year ended September 30, 2014, the Company recognized revenue of $7,741, under this agreement, of which $1,724 was invoiced but unpaid and included in accounts receivable and $2,770 was unpaid and included in unbilled receivables at September 30, 2014.

NIAID may terminate performance of work under this contract if it determines that a termination is in the government’s interest, also referred to as for convenience, or if the Company defaults in performing the contract. In light of the Company’s strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications, which it communicated to NIAID in December 2014, the Company expects that NIAID will likely exercise its right to terminate this contract for convenience in accordance with its terms. After termination, the Company would submit a final termination settlement proposal in order to settle all outstanding liabilities, including those arising from the termination of subcontracts, the cost of which would be reimbursable in whole or in part, under this contract, contingent on approval by NIAID. If the Company and NIAID fail to agree in whole or in part on the amount of costs to be paid because of the termination of work, NIAID shall determine, on the basis of information available, the amount to be paid to the Company.

8. Stockholders’ Equity

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

Series 1 Nonconvertible Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of up to 1,999,989 shares of Series 1 nonconvertible preferred Stock (the “Series 1 nonconvertible preferred”) at a par value of $0.01 per share. As of September 30, 2014 and 2013 there were 223,153 and 0 shares of Series 1 nonconvertible preferred issued and outstanding, respectively. Holders of Series 1 nonconvertible preferred stock are not entitled to receive dividends. In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, the Series 1 nonconvertible preferred stockholders are entitled to receive in preference to all other stockholders, an amount equal to $1.00 per share, adjusted for any stock dividends, stock splits or reclassifications. Series 1 nonconvertible preferred holders will not be entitled to vote unless required by the Company pursuant to the laws of the State of Delaware. The Company may redeem the Series 1 nonconvertible preferred stock with the approval of the holders of a majority of the outstanding shares of Series 1 nonconvertible preferred at a redemption price of $1.00 per share. The Company must redeem the stock within 60 days of such election. Shares that are redeemed will be retired or canceled and not reissued by the Company.

If all outstanding warrants to purchase the Series 1 nonconvertible preferred stock are exercised, the resulting outstanding shares of Series 1 nonconvertible preferred stock will carry an aggregate $2,000 liquidation preference that is superior to the common stock and any other classes of preferred stock then outstanding.

9. Preferred Stock Warrants

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

The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded in other income (expense) in the statement of operations. As a result, the Company recorded expense of $19 for the year ended September 30, 2012, related to the change in fair value of the warrants. The Company also recorded income of $8 for the year ended September 30, 2012 related to the expiration of 329,056 warrants. As of September 30, 2012, the total fair value of the outstanding Series E preferred stock warrants was $20. During the year ended September 30, 2013, the Company recorded income of $20 related to the expiration of the Series E preferred stock warrants.

Warrants to Purchase Series 1 Nonconvertible Preferred Stock

In October and November 2010, a total of 1,999,989 warrants to purchase Series 1 nonconvertible preferred stock were issued. These warrants expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. These warrants had a fair value upon issuance of $1,280. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $202. The warrants and Series 1 nonconvertible preferred stock were remeasured at each reporting period, resulting in expense of $166, income of $361 and expense of $16 for the years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and September 30, 2013, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,584 and $1,620, respectively.

The following table summarizes the Company’s warrant activity since October 1, 2011:

	Series E Preferred Stock Exercisable	Weighted Average Exercise Price	Series 1 Nonconvertible Preferred Stock Exercisable	Weighted Average Exercise Price
Outstanding, as of September 30, 2011	341,556	$2.51	1,999,989	$0.01
Granted	—		—
Expired	(329,056)		—
Exercised	—		—

Outstanding, as of September 30, 2012	12,500	$2.51	1,999,989	$0.01
Granted	—		—
Expired	(12,500)		—
Exercised	—		—

Outstanding, as of September 30, 2013	—		1,999,989	$0.01
Granted	—		—
Expired	—		—
Exercised	—		(225,408)

Outstanding, as of September 30, 2014	—		1,774,581	$0.01

10. Stock-Based Awards

In 2012 the Company’s Board adopted the 2012 Equity Incentive Plan (the “2012 Plan”), which was subsequently approved by the stockholders and became effective immediately prior to the closing of the Company’s initial public offering on March 26, 2013. The 2012 Plan permits the Company to sell or issue common stock or restricted common stock, and to grant incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year by the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) an amount determined by the board of directors. On October 1, 2013, the number of shares of common stock that might be issued under the 2012 Plan was increased by 538,102 shares. As of September 30, 2014, 412,943 shares remained available for future grant.

Options granted under the 2012 Plan to non-executive employees generally vest quarterly over four years and expire after ten years; options granted to executive employees generally vest over one to four years; and options granted to the board of directors vest over two to three years.

The 2012 Plan replaces and is the successor to the 1995 Equity Incentive Plan (the “1995 Plan”). The 1995 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. Sales, issuances or grants of shares entitle the holder to purchase common stock from the Company, for a specified exercise price, during a period specified by the applicable equity award agreement. Upon the closing of the Company’s initial public offering, all remaining shares reserved for issuance under the 1995 Plan were transferred to the 2012 Plan and no further awards will be made under the 1995 Plan.

On January 3, 2013, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). A total of 185,614 shares of common stock are reserved for issuance under this plan, which became effective immediately prior the closing of the Company’s initial public offering. As of September 30, 2014, the Company had not commenced any offering under the ESPP and no shares have been issued.

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

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The grant date fair value of these options was $2,479. During the year ended September 30, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target. No compensation expense related to these options was recognized during the year ended September 30, 2013 as none of the performance-based targets was deemed to be probable of being achieved.

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

	Year Ended September 30,
	2014	2013	2012
Risk-free interest rate	1.89%	1.05%	0.93%
Expected term (in years)	6.06	6.09	6.00
Expected volatility	75%	73%	78%
Expected dividend yield	0%	0%	0%

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

The following table summarizes stock option activity for the year ended September 30, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	1,583,031	$5.15	5.0	$28,133
Granted	488,570	29.83
Exercised	(664,793)	1.61
Forfeited	(16,906)	16.64
Expired	(465)	0.73

Outstanding as of September 30, 2014	1,389,437	$15.39	7.2	$33,573

Options vested and expected to vest as of September 30, 2014	1,209,316	$15.47	7.0	$29,126

Options exercisable as of September 30, 2014	708,010	$7.37	5.6	$22,767

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those shares that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $3,219, $7,574 and $606 during the years ended September 30, 2014, 2013 and 2012, respectively.

The Company received cash proceeds from the exercise of stock options of $1,054, $559 and $141 during the years ended September 30, 2014, 2013 and 2012, respectively. The weighted average grant date fair value of options granted during the years ended September 30, 2014, 2013 and 2012 was $19.98, $9.16 and $7.79, respectively.

The Company recorded stock-based compensation expense for the years ended September 30, 2014, 2013 and 2012 in the following expense categories:

	Year Ended September 30,
	2014	2013	2012
Research and development	$762	$393	$126
General and administrative	1,920	670	298

	$2,682	$1,063	$424

As of September 30, 2014, the Company had an aggregate of $8,467 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years.

11. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income	$34,438	$9,627	$21,399
Accretion of redeemable convertible preferred stock to redemption value	—	(2,526)	(5,367)
Net income attributable to participating securities	—	(13,670)	(14,663)

Net income (loss) attributable to common stockholders	$34,438	$(6,569)	$1,369

Denominator:
Weighted average common shares outstanding—basic	18,354,791	9,788,039	1,088,784

Net income (loss) per share attributable to common stockholders—basic	$1.88	$(0.67)	$1.26

	Year Ended September 30,
	2014	2013	2012
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income	$34,438	$9,627	$21,399
Accretion of redeemable convertible preferred stock to redemption value	—	(2,526)	(5,367)
Net income attributable to participating securities	—	(13,670)	(13,225)

Net income (loss) attributable to common stockholders—diluted	$34,438	$(6,569)	$2,807

Denominator:
Weighted average common shares outstanding—basic	18,354,791	9,788,039	1,088,784
Dilutive effect of common stock equivalents	830,437	—	1,386,039

Weighted average common shares outstanding—diluted	19,185,228	9,788,039	2,474,823

Net income (loss) per share attributable to common stockholders—diluted	$1.80	$(0.67)	$1.13

Stock options for the purchase of 330,430, 1,713,313 and 33,359 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the years ended September 30, 2014, 2013 and 2012, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

12. Commitments and Contingencies

Leases

During the year ended September 30, 2011, the Company signed a seven-year lease for new office space that began on October 1, 2011. The lease provides for payment escalations during the term of the lease. Payment escalations as specified in the lease agreements are accrued such that rent expense is recognized on a straight-line basis over the terms of occupancy. The Company incurred rent expense of $948, for each of the years ended September 30, 2014, 2013 and 2012.

Future minimum lease payments for operating leases as of September 30, 2014 are as follows:

Year ending September 30,
2015	$946
2016	972
2017	999
2018	1,027

Total	$3,944

In connection with the current lease, the Company issued a $436 letter of credit, collateralized by a money market account. As of September 30, 2014 and 2013, the Company classified amounts of $436 in each year, as restricted cash relating to this lease.

Intellectual Property Licenses

During the year ended September 30, 2012, in response to correspondence the Company received from a third party related to assets the Company used or may have used in prior periods, the Company entered into a non-exclusive intellectual property license agreement with the third party. Under the agreement, the Company is required to pay the third party licensor an upfront license fee of $350 and additional license fees of $250 on the first anniversary, $250 on the second anniversary and $200 on the third anniversary of the agreement. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As a result, during fiscal 2012, the Company recorded in research and development expense a total of $895 of license expense, which represented the fair value of the payments that the Company believed related to its use of the assets in fiscal 2012 and prior periods. As of September 30, 2012, the Company had recorded liabilities totaling $995 related to the agreement. During the years ended September 30, 2014 and 2013, the Company paid $250 and $350, respectively, under the agreement. As of September 30, 2014, the Company had recorded liabilities totaling $192 in connection with the agreement, which were included in accrued expenses.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2014 or 2013.

13. Income Taxes

Income before income taxes for all periods presented is solely from domestic operations. During the year ended September 30, 2014, the Company recorded a provision for income taxes as follows:

Current tax expense:
Federal	$—
State	151
Deferred tax benefit:
Federal	(13,048)
State	(2,273)

Total tax benefit	$(15,170)

During the years ended September 30, 2013 and 2012 no provision for income taxes was recorded due primarily to the Company’s use of net operating loss carryforwards to offset fully the income before income taxes of $9,627 and $21,399, respectively, generated in those periods. As the deferred tax assets for those utilized net operating loss carryforwards had previously been recorded with a full valuation allowance, the use of the net operating loss carryforwards in each of those periods resulted in an income tax benefit being recognized, which offset the tax provision recorded as a result of the income before income taxes generated.

The effective tax rate benefit for the year ended September 30, 2014 was (78.7)% and differs from the federal statutory rate of 35% primarily due to a change in estimate as to the Company’s ability to realize the benefits of its net operating loss carry-forwards and research and development tax credits resulting in a reduction of the Company’s valuation allowance against deferred tax assets in the amount of $22,892, as well as changes in estimates related to the fiscal 2014 research and development tax credits, and certain expenditures which are permanently not deductible for tax purposes.

The effective tax rate benefit for the fiscal year ended September 30, 2013 and 2012 was 0% and differed from the federal statutory tax rate of 34% primarily because the Company had available tax loss carryforwards and other deferred tax assets to offset its taxable income in that period. The Company had concluded in that period, based on the weight of available evidence, that its net deferred tax assets were not more likely than not to be realized in the future. Accordingly, a full valuation allowance had been established against the deferred tax assets as of September 30, 2013 and 2012.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2014	2013	2012
Federal statutory income tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	5.5	5.5	5.4
Federal research and development tax credit	(0.5)	(2.5)	(0.2)
Change in deferred tax asset valuation allowance	(118.8)	(51.0)	(40.1)
Change in statutory rate	(2.1)	—	—
Other	2.2	14.0	0.9

Effective income tax rate	(78.7)%	0.0%	0.0%

Net deferred tax assets as of September 30, 2014 and 2013 consisted of the following:

	September 30,
	2014	2013
Net operating loss carryforwards	$2,952	$8,495
Tax credit carryforwards	5,920	6,111
Capitalized research and development expenses	4,756	6,953
Other temporary differences	1,693	1,333

Gross deferred tax assets	15,321	22,892
Valuation allowance	—	(22,892)

Net deferred tax assets	$15,321	$—

As of September 30, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $8,433 and $0, respectively, of which the federal carryforward begins to expire in fiscal 2018. The Company also has available research and development tax credit and other credit carryforwards for federal and state income tax purposes of $4,481 and $2,214, respectively, which begin to expire in fiscal 2021 and 2018, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

During the years ended September 30, 2014, 2013 and 2012, gross deferred tax assets related to net operating loss carryforwards decreased due to their utilization as a result of income before income taxes generated during those periods.

Through March 31, 2014, the Company had provided a valuation allowance for the full amount of its net deferred tax assets because it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carry forwards would be realized. As of June 30, 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets as the Company earned and collected $40,000 in milestone payments during the three months ended June 30, 2014 as a result of U.S. and European Union regulatory approval filing by AbbVie with respect to the collaboration’s leading product candidate. The Company concluded that it was more likely than not that it would be able to realize its deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from collaboration partners. Accordingly, the Company released its valuation allowance and recorded an income tax benefit of approximately $15,122 for the period ended June 30, 2014. The reversal of the valuation allowance released approximately $22,892, of which $15,333 was recorded in the period ended June 30, 2014 representing the change in estimate regarding future years’ income, and the remaining $7,559 was released to income as the deferred tax assets were utilized in fiscal 2014.

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
	2014	2013	2012
Valuation allowance as of beginning of year	$22,892	$27,799	$36,369
Decreases recorded as benefit to income tax provision	(22,892)	(4,907)	(8,570)

Valuation allowance as of end of year	$—	$22,892	$27,799

In all periods presented, all income before income taxes was sourced from the United States.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2007 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

The Company had no unrecognized tax benefits September 30, 2014, 2013 and 2012. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the plan, the Company contributed on an annual basis up to 2% of an employee base salary up to a maximum of $4 per employee. During the year ended September 30, 2014, the plan was amended to allow the Company to contribute on an annual basis up to 3% of an employee’s base salary up to a maximum of $8 per employee.

During the years ended September 30, 2014, 2013 and 2012, the Company recognized $180, $90 and $84, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2014 and 2013 is presented in the following table, in thousands, except per share data:

	2014 Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Revenue	$893	$2,160	$42,051	$2,637
Operating expenses	6,350	7,287	7,156	7,963
Other income (expense), net	87	(76)	36	236
Income tax benefit	—	—	15,122	48
Net income (loss)	(5,370)	(5,203)	50,053	(5,042)
Net income (loss) per share attributable to common shareholders—basic	$(0.30)	$(0.28)	$2.70	$(0.27)
Net income (loss) per share attributable to common shareholders—diluted	$(0.30)	$(0.28)	$2.61	$(0.27)

	2013 Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Revenue	$27,859	$1,196	$1,649	$1,349
Operating expenses	5,950	5,197	5,827	6,050
Other income (expense), net	48	252	40	258
Net income (loss)	21,957	(3,749)	(4,138)	(4,443)
Net income (loss) per share attributable to common shareholders—basic	$1.61	$(2.28)	$(0.23)	$(0.25)
Net income (loss) per share attributable to common shareholders—diluted	$1.45	$(2.28)	$(0.23)	$(0.25)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant	S-1	11/06/2012	4.2	333-184779
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779
10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	S-1/A	02/05/2013	10.1	333-184779
10.5††	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.					X
10.6†	Agreement between the Company and the National Institute of Allergy and Infectious Diseases, dated September 30, 2011.	S-1	11/06/2012	10.3	333-184779
10.7	Modification No. 1, dated August 28, 2013, to that certain Agreement between the Company and the National Institute of Allergy and Infectious Diseases.	10-K	12/18/2013	10.8	001-35839
10.8	Modification No. 2, dated August 29, 2013, to that certain Agreement between the Company and the National Institute of Allergy and Infectious Diseases.	10-K	12/18/2013	10.9	001-35839
10.9	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.10	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.11#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.12#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.14#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.15#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K	12/18/2013	10.16	001-35839
10.16#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.17#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.18#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.19#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
101	The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and September 30, 2013 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the years ended September 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the years ended September 30, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Financial Statements of Enanta Pharmaceuticals, Inc.					X

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.