Form 10-Q
period 2014-12-31
ENANTA PHARMACEUTICALS INC
filed 2015-02-06
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of January 30, 2015, was 18,680,414 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2014	September 30, 2014

Assets
Current assets:
Cash and cash equivalents	$34,130	$30,699
Short-term marketable securities	69,892	60,065
Accounts receivable	76,626	1,724
Unbilled receivables	1,882	2,770
Deferred tax assets	1,348	11,123
Prepaid expenses and other current assets	1,218	1,594

Total current assets	185,096	107,975
Property and equipment, net	1,922	1,803
Long-term marketable securities	23,568	41,003
Deferred tax assets	4,405	4,198
Restricted cash	436	436

Total assets	$215,427	$155,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$567	$1,874
Accrued expenses	2,403	2,872
Income taxes payable	16,896	—

Total current liabilities	19,866	4,746
Warrant liability	1,427	1,584
Series 1 nonconvertible preferred stock	183	202
Other long-term liabilities	238	229

Total liabilities	21,714	6,761

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2014 and September 30, 2014, respectively; 18,822,045 and 18,803,390 shares issued and 18,613,229 and 18,594,574 shares outstanding at December 31, 2014 and September 30, 2014, respectively	188	188
Additional paid-in capital	224,622	221,580
Treasury stock, at par value; 208,816 shares at December 31, 2014 and September 30, 2014, respectively	(2)	(2)
Accumulated other comprehensive loss	(92)	(100)
Accumulated deficit	(31,003)	(73,012)

Total stockholders’ equity	193,713	148,654

Total liabilities and stockholders’ equity	$215,427	$155,415

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2014	2013

Revenue	$77,498	$893
Operating expenses:
Research and development	4,519	4,263
General and administrative	2,769	2,087

Total operating expenses	7,288	6,350

Income (loss) from operations	70,210	(5,457)
Other income (expense):
Interest income	127	109
Interest expense	(2)	(5)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	176	(17)

Total other income, net	301	87

Net income (loss) before income taxes	70,511	(5,370)
Income tax expense	(28,502)	—

Net income (loss)	$42,009	$(5,370)

Net income (loss) per share:
Basic	$2.26	$(0.30)
Diluted	$2.18	$(0.30)
Weighted average common shares outstanding:
Basic	18,603,067	17,949,472
Diluted	19,283,223	17,949,472

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2013

Net income (loss)	$42,009	$(5,370)
Other comprehensive income loss:
Net unrealized gains on marketable securities, net of tax of $3 and $0	5	34

Total other comprehensive income	5	34

Comprehensive income (loss)	$42,014	$(5,336)

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$42,009	$(5,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	129	75
Non-cash interest expense	2	5
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(176)	17
Stock-based compensation expense	1,028	359
Gain on sale of marketable securities	(1)	—
Premium on marketable securities	(169)	(425)
Amortization of premium on marketable securities	471	635
Deferred income taxes	11,487	—
Income tax benefit from exercise of stock options	(1,919)	—
Changes in operating assets and liabilities:
Accounts receivable	(74,902)	529
Unbilled receivables	888	(145)
Prepaid expenses and other current assets	409	405
Accounts payable	(1,296)	(648)
Accrued expenses	(475)	(1,317)
Income taxes payable	16,896	—
Deferred revenue	—	(5)
Other long-term liabilities	9	14

Net cash used in operating activities	(5,610)	(5,871)

Cash flows from investing activities
Purchases of property and equipment	(256)	(24)
Purchases of marketable securities	(8,153)	(10,221)
Sales of marketable securities	2,210	3,373
Maturities of marketable securities	13,226	8,221

Net cash provided by investing activities	7,027	1,349

Cash flows from financing activities
Proceeds from exercise of stock options	95	89
Income tax benefit from exercise of stock options	1,919	—

Net cash provided by financing activities	2,014	89

Net increase (decrease) in cash and cash equivalents	3,431	(4,433)
Cash and cash equivalents at beginning of period	30,699	8,859

Cash and cash equivalents at end of period	$34,130	$4,426

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$66	$—

The accompanying notes are an integral part of these financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. The Company has programs to develop novel protease, NS5A, cyclophilin and nucleotide polymerase inhibitors targeted against the hepatitis C virus (“HCV”) and also recently announced a new focus area in non-alcoholic steatohepatitis (NASH). Additionally, the Company has programs to discover new chemical entities for the treatment of other diseases.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need for financial resources to fund research and development activities. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2014 and results of operations for the three months ended December 31, 2014 and 2013 and cash flows for the three months ended December 31, 2014 and 2013 have been made. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2015.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, valuation of warrants, Series 1 nonconvertible preferred stock and stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

For all periods presented, whenever the Company determines that an element is delivered over a period of time, revenue is recognized using either a proportional performance model or a straight-line model over the period of performance, which is typically the research and development term. Full-time equivalents (“FTEs”) are typically used as the measure of performance. At each reporting period, the Company reassesses its cumulative measure of performance and makes appropriate adjustments, if necessary. The Company recognizes revenue using the proportional performance model whenever the Company can make reasonably reliable estimates of the level of effort required to complete its performance obligations under an arrangement. Revenue recognized under the proportional performance model at each reporting period is determined by multiplying the total expected payments under the contract (excluding royalties and payments contingent upon achievement of milestones) by the ratio of the level of effort incurred to date to the estimated total level of effort required to complete the performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance model as of each reporting period. Alternatively, if the Company cannot make reasonably reliable estimates of the level of effort required to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period expected to complete the Company’s performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received is allocated to the separate units of accounting in the arrangement based on their relative selling prices at the inception of the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined on a straight-line basis as of the period end date. If the Company cannot reasonably estimate when its performance obligation period ends, then revenue is deferred until the Company can reasonably estimate when the performance obligation period ends.

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations then remaining.

During the three months ended December 31, 2014 and 2013 the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2014 and September 30, 2014 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$27,046	$—	$—	$27,046
Commercial paper	—	5,000	—	5,000
Corporate bonds	—	87,951	—	87,951
U.S. Agency bonds	—	5,509	—	5,509

	$27,046	$98,460	$—	$125,506

Liabilities:
Warrant liability	$—	$—	$1,427	$1,427
Series 1 nonconvertible preferred stock	$—	$—	$183	$183

	$—	$—	$1,610	$1,610

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$30,239	$—	$—	$30,239
Commercial paper	—	7,499	—	7,499
Corporate bonds	—	88,056	—	88,056
U.S. Agency bonds	—	5,513	—	5,513

	$30,239	$101,068	$—	$131,307

Liabilities:
Warrant liability	$—	$—	$1,584	$1,584
Series 1 nonconvertible preferred stock	$—	$—	$202	$202

	$—	$—	$1,786	$1,786

During the three months ended December 31, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2014 and September 30, 2014, respectively, the warrant liability was comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of warrants to purchase our Series 1 nonconvertible preferred stock was $1,427 and $1,584, at December 31, 2014 and September 30, 2014, respectively. The fair value of Series 1 nonconvertible preferred stock was $183 and $202 as of December 31, 2014 and September 30, 2014, respectively. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	10% - 55%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant liability	Series 1 nonconvertible preferred stock
Balance, September 30, 2014	$1,584	$202
Decrease in fair value	(157)	(19)

Balance, December 31, 2014	$1,427	$183

4.	Marketable Securities

As of December 31, 2014 and September 30, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$88,042	$11	$(102)	$87,951
U.S. Agency bonds	5,510	—	(1)	5,509

	$93,552	$11	$(103)	$93,460

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,499	$—	$—	$7,499
Corporate bonds	88,156	14	(114)	88,056
U.S. Agency bonds	5,513	—	—	5,513

	$101,168	$14	$(114)	$101,068

As of December 31, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within three years and an aggregate fair value of $23,568.

As of September 30, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Agency bonds, which have maturities within three years and an aggregate fair value of $41,003.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Accrued expenses:
Accrued payroll and related expenses	$584	$1,275
Accrued preclinical and clinical expenses	568	493
Accrued vendor manufacturing	412	116
Accrued third-party license fees	299	240
Accrued professional fees	228	436
Accrued other	312	312

	$2,403	$2,872

Other long-term liabilities:
Accrued rent expense	$153	$153
Asset retirement obligation	85	76

	$238	$229

6.	Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir (previously known as ABT-450). The agreement, which was amended in January and December 2009, was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie.

Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds as well as annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocated to the collaboration’s protease inhibitors. Under the terms of the agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and for a 3-DAA regimen containing ABT-493, 33 1⁄3% of net sales will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

Deliverables under the AbbVie Agreement included a license, research services and participation on a steering committee. The Company concluded that all deliverables under the AbbVie Agreement should be treated as a single unit of accounting. Accordingly, revenue was recognized using the proportional performance model over the period during which the Company performed research services. The Company completed all remaining service obligations under the agreement as of June 2011. All milestone payments received after June 2011 are recognized as revenue when each milestone is achieved by AbbVie.

Through September 30, 2014, the Company had received upfront license payments, proceeds from a sale of preferred stock, research funding payment, and milestone payments totaling $160,000 from AbbVie.

During the three months ended December 31, 2014, the Company earned and recognized as revenue a $75,000 milestone amount due from AbbVie as a result of U.S. regulatory approval by the FDA for AbbVie’s first treatment regimen containing a collaboration compound. The Company’s first product, paritaprevir, was approved on December 19, 2014 as part of AbbVie’s new treatment regimen for HCV. The Company has earned royalty revenue from product sales for the first time in the quarter ended December 31, 2014.

As of December 31, 2014, the Company was eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of commercialization regulatory approval milestones for paritaprevir in selected world markets outside of the U.S. On January 16, 2015 the Company announced that the European Commission granted marketing authorizations for AbbVie’s VIEKIRAX® (ombitasvir/paritaprevir/ritonavir tablets) + EXVIERA® (dasabuvir tablets) with or without ribavirin (RBV) for the treatment of patients with chronic genotype 1 (GT1) hepatitis C virus (HCV) infection and VIEKIRAX with ribavirin for chronic genotype 4 (GT4) HCV infection. The Company is entitled to a $50,000 milestone payment from AbbVie upon commercialization regulatory approval of VIEKIRAX in Europe, which is expected to be received in the quarter ending March 31, 2015.

The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercialization regulatory approval milestones in the U.S. and other selected world markets for each additional product containing a new protease inhibitor.

Novartis Collaboration

On February 16, 2012, the Company entered into a license and collaboration agreement with Novartis (the “Novartis Agreement”) for the development, manufacture and commercialization of its lead development candidate, EDP-239, from its NS5A HCV inhibitor program.

On September 30, 2014 the Company entered into an amendment to its 2012 collaboration and license agreement with Novartis to return to the Company full rights to its NS5A inhibitor program, including EDP-239, and to transition the proof-of-concept study to the Company. The Company owes no future payments to Novartis in connection with this transfer except for any unused drug product or ingredients that the Company may choose to buy from Novartis.

NIAID Contract

On September 30, 2011, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), which contract provided for up to $42,700 in potential development funding to the Company over a five-year period. Under this contract NIAID has funded the preclinical and clinical development of a bridged bicyclic antibiotic to be used as a medical countermeasure against multiple biodefense Category A and B bacteria.

The initial award under the initial term of the contract was $14,300. In August 2013, NIAID exercised the first two options under this agreement which obligated it to provide an additional $9,200 in funding to the Company for preclinical and early clinical development of its lead antibiotic candidate, bringing funding paid or committed to date by NIAID to approximately $23,500.

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended December 31, 2014 and 2013, $1,106 and $893 of revenue, respectively, was recognized under this agreement.

In light of the Company’s strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications, which it communicated to NIAID in December 2014, NIAID has confirmed that it is prepared to agree to amend the contract so it will be completed upon the Company’s delivery of the study report for the Phase 1 clinical study, which is expected in August 2015. NIAID may terminate performance of work under this contract if it determines that a termination is in the government’s interest, also referred to as a termination for convenience, or if the Company defaults in performing the contract.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of December 31, 2014 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $183 and $202, respectively. As of December 31, 2014 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,427 and $1,584, respectively.

8. Stock-Based Awards

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. On October 1, 2014, the number of shares of common stock that may be issued under the 2012 Plan was increased by 557,863. As of December 31, 2014, 663,477 shares remained available for future grant.

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The grant date fair value of these options was $2,479. During the three months ended December 31, 2014 and 2013, the Company recorded no compensation expense related to these options as none of the performance-based targets became probable of being achieved during these periods.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), a total of 185,614 shares of common stock were reserved for issuance. As of December 31, 2014, the Company has not commenced any offering under the ESPP and no shares have been issued.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a selected group of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	Three Months Ended December 31,
	2014	2013
Risk-free interest rate	1.92%	1.89%
Expected term (in years)	6.10	6.09
Expected volatility	76%	74%
Expected dividend yield	0%	0%

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

The following table summarizes stock option activity during the three months ended December 31, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of September 30, 2014	1,389,437	$15.39	7.2	$33,573
Granted	311,055	43.75
Exercised	(18,655)	5.10
Expired	(3,726)	21.38

Outstanding as of December 31, 2014	1,678,111	$20.75	7.6	$50,509

Options vested and expected to vest as of December 31, 2014	1,494,527	$21.32	7.4	$44,140

Options exercisable as of December 31, 2014	744,142	$8.24	5.6	$31,631

The Company recorded stock-based compensation expense for the three months ended December 31, 2014 and 2013 in the following expense categories:

	Three Months Ended December 31,
	2014	2013
Research and development	$242	$138
General and administrative	786	221

	$1,028	$359

As of December 31, 2014, the Company had an aggregate of $16,554 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Basic net income (loss) per share:
Numerator:
Net income (loss)	$42,009	$(5,370)
Denominator:
Weighted average common shares outstanding—basic	18,603,067	17,949,472

Net income (loss) per share—basic	$2.26	$(0.30)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$42,009	$(5,370)
Denominator:
Weighted average common shares outstanding—basic	18,603,067	17,949,472
Dilutive effect of common stock equivalents	680,156	—

Weighted average common shares outstanding—diluted	19,283,223	17,949,472

Net income (loss) per share—diluted	$2.18	$(0.30)

Stock options for the purchase of 288,490 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended December 31, 2014 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for that period.

Stock options for the purchase of 1,661,765 weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended December 31, 2013 because those options had an anti-dilutive impact due to the net loss attributable to common stockholders.

10.	Income Taxes

For the three months ended December 31, 2014 and December 31, 2013, the Company recorded an income tax provision of $28,502 and $0, respectively, representing an effective tax rate of 40.4% and 0.0%, respectively. The income tax provision for the three months ended December 31, 2014 was primarily attributable to the tax provision on the earnings of the Company’s domestic operations. During the three months ended December 31, 2014, the gross deferred tax assets decreased by $9,568 as a result of their utilization due to income before income taxes generated during the period.

No provision for income tax was recorded for the three months ended December 31, 2013, as the Company maintained a valuation allowance against its deferred tax assets. The valuation allowance was reversed during the three months ended June 30, 2014.

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

The Company had no unrecognized tax benefits as of December 31, 2014 or September 30, 2014. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2018. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $237 for the three months ended December 31, 2014 and 2013.

In connection with the lease, the Company has outstanding a $436 letter of credit, collateralized by a money market account. As of December 31, 2014 and September 30, 2014, the Company classified $436 related to the letter of credit as restricted cash.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a third party, under which the Company is required to pay $200 in fiscal 2015 and (1) annual maintenance fees of $105 for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor.

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2014 included in our Annual Report on Form 10-K for that fiscal year. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely continue to require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Our development of inhibitors for validated HCV target mechanisms, as well as our collaboration with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013), should allow us to participate in multiple drug combinations as we and our collaborator seek competitive combination therapies for HCV in its various forms. The reported worldwide sales of the two newest therapies for HCV (sofosbuvir and simeprevir) in the first nine months of 2014 totaled approximately $10.5 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase sales in this market to as high as $15 billion to $20 billion during the next few years. In addition to our HCV programs, we are using our internal research capabilities to advance several early stage programs to discover new chemical entities for the treatment of other diseases with significant unmet medical need, including our recently announced new focus area in non-alcoholic steatohepatitis, or NASH. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our drug pipeline.

The following table summarizes our product development pipeline in HCV antivirals:

ENANTA PIPELINE

Pharmaceuticals

PRODUCT CANDIDATE (GLOBAL PARTNER)	PRECLIN	PHASE 1	PHASE 2	PHASE 3	APPROVED	STATUS
HCV						
Protease inhibitor: paritaprevir (ABT-450)-containing regimens (AbbVie)					(paritaprevir/r + NS5A + NNuc) ± RBV	Approved in the U.S. and EU for GT1. Marketed by AbbVie
					(paritaprevir/r + NS5A) + RBV	Approved in the EU for GT4 Marketed by Abbvie
				(paritaprevir/r + NS5A) ± RBV		Phase 3 complete in Japan
Next-generation protease inhibitor: ABT-493-containing regimens (AbbVie)			ABT-493 + Next-Gen NS5A			Phase 2b ongoing
NS5A inhibitor: EDP-239		EDP-239				Proof-of-concept study in HCV patients ongoing
Cyclophilin inhibitor	●					Preclinical candidate selection ongoing
Nucleotide polymerase inhibitor	●					Preclinical candidate selection ongoing
LIVER DISEASE						
Non-alcoholic steato-hepatitis (NASH) Primary biliary cirrhosis (PBC)	●					Preclinical candidate selection ongoing

NOTE: "/r" refers to ritonavir; "NS5A" refers to AbbVie's NS5A inhibitor ombitasvir; "NNuc" refers to AbbVie's non-nucleoside polymerase inhibitor dasabuvir; "Next-Gen NS5A" refers to AbbVie's NS5A inhibitor ABT-530; "RBV" refers to ribavirin. "MAA" refers to market authorization application. All dates refer to the calendar year.

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our lead product candidate, paritaprevir, previously known as ABT-450, is a protease inhibitor that was discovered through our collaboration with AbbVie. During the three months ended December 31, 2014, we earned and recognized as revenue a $75.0 million milestone payment from AbbVie as a result of the U.S. regulatory approval by the FDA of the first regimen containing a collaboration compound. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing paritaprevir, ABT-493 and any other follow-on products worldwide.

We discovered our lead NS5A product candidate, EDP-239, internally at Enanta and entered into a collaboration agreement with Novartis in February 2012. Under the agreement we received a total of $48.2 million in upfront fees, research funding and a milestone payment from Novartis. As a result of a corporate decision that HCV would no longer be a strategic focus for Novartis, on September 30, 2014, we entered into an agreement with Novartis to return to us full rights to this program, including transitioning the proof-of-concept study to us. We owe no future payments to Novartis in connection with this transfer except for any unused drug product or ingredients that we may choose to buy from Novartis.

Our independent HCV research activities are focused on our newly returned NS5A inhibitor assets and our cyclophilin inhibitor program, which is in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our NS5A inhibitor, cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses as we seek to advance these programs into clinical development.

In addition to our HCV programs, we used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we were developing for the treatment of multi-drug resistant bacteria. For the periods included in this report this program has been funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to develop our lead bicyclolide for biodefense purposes. In light of our strategic decision to discontinue commercial development of this antibiotic candidate for non-biodefense indications, which we have recently communicated to NIAID, NIAID has confirmed that it is prepared to agree to amend our contract so it will be completed upon our delivery of the study report for our Phase 1 study, which is expected in August 2015.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. We have historically funded our operations primarily through the sale of convertible preferred stock and payments received under our collaborations and a government contract. On March 26, 2013, we completed our IPO of 4,600,000 shares of common stock at an offering price of $14.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock. We received net proceeds of approximately $59.9 million, after deducting underwriting discounts and commissions. As of December 31, 2014, we had $127.6 million in cash and short-term and long-term marketable securities.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years and in the three months ended December 31, 2014. We expect that our revenue in the near term will continue to be substantially dependent on our collaboration with AbbVie, including its commercialization of paritaprevir and its continued advancement of the related development programs. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development and regulatory approval, we cannot be certain as to the extent of royalty payments related to paritaprevir or when or whether we will receive further milestone payments under this collaboration or whether we will report either continuing revenue or net income in future years.

Financial Operations Overview

Revenue

Since our inception and until this fiscal year, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. In the quarter ended December 31, 2014, we generated our first royalty revenue from AbbVie’s net sales allocable to paritaprevir, which was part of AbbVie’s new treatment for HCV launched in the United States after its approval by the FDA on December 19, 2014. We have entered into three significant collaboration agreements since 2006. In November 2006, we entered into a collaboration agreement with AbbVie and from February 2012 through September 2014 we had an active collaboration with Novartis. In September 2011, we entered into a contract with NIAID, which has funded the preclinical and early clinical development of our bicyclolide antibiotic product candidate since that time.

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
AbbVie agreement:
Milestone payments	$75,000	$—
Royalties	1,392	—
NIAID contract	1,106	893

Total revenue	$77,498	$893

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then, have been recognized as revenue upon achievement of the milestone by AbbVie. During the year ended September 30, 2013, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included paritaprevir. During the year ended September 30, 2014, we earned and recognized as revenue a total of $40.0 million in milestone payments as a result of regulatory filings by AbbVie with the FDA and the European Medicines Agency (EMA) for the first protease inhibitor product resulting from our collaboration with AbbVie. During the three months ended December 31, 2014, we earned and recognized as revenue a $75.0 million milestone payment related to AbbVie’s FDA approval of a combination containing a collaboration compound. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling up to $80 million related to the successful commercialization regulatory approval by AbbVie of the first HCV treatment regimen incorporating one of our collaboration’s protease inhibitors. We are also eligible to receive annually tiered, double-digit royalties per product on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and for a 3-DAA regimen containing ABT-493, 33 1⁄3% of net sales will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

NIAID Contract

Under the terms of the NIAID contract and the initial authorization, NIAID paid us research and development funding of approximately $14.0 million over an initial period of 30 months for initial clinical development of our lead antibiotic candidate. In August 2013 NIAID agreed to provide additional funding of $9.2 million, thereby increasing total funding from NIAID to approximately $23.5 million. We recognize revenue under this contract as research and development services are performed. We recognized revenue of $1.1 million and $0.9 million under this contract during the three months ended December 31, 2014 and 2013, respectively. In December 2014 we notified NIAID that we had decided to discontinue development of our lead antibiotic candidate for non-biodefense indications, and NIAID has confirmed that it is prepared to agree to amend our contract so it will be completed upon delivery of the Phase 1 clinical study report, which is expected in August 2015.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Research and development	$4,519	$4,263
General and administrative	2,769	2,087

Total operating expenses	$7,288	$6,350

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

We expect that our research and development expenses will increase in the future as we advance our three independent HCV programs and our research and development efforts in NASH and other areas.

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our marketable securities balances.

Interest expense. Interest expense consists of non-cash interest expense which is being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our Series 1 nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock, both of which we believe are financial instruments that may require a transfer of assets because of the liquidation preference features of the underlying stock. Therefore, we have classified these warrants and Series 1 nonconvertible preferred stock as liabilities that we remeasure to fair value at each reporting period and we record the changes in the fair value of the warrants and Series 1 nonconvertible preferred stock as a component of other income (expense).

Income Tax Expense

Income tax expense is based on our best estimate of applicable rates applied to pre-tax profit reported during the period.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (referred to as our 2014 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Fair value of warrants

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no material changes in our critical accounting policies since September 30, 2014. For further information, please see the discussion of critical accounting policies included in our Form 10-K.

Results of Operations

Comparison of Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Revenue	$77,498	$893
Research and development expenses	4,519	4,263
General and administrative expenses	2,769	2,087
Other income (expense):
Interest income	127	109
Interest expense	(2)	(5)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	176	(17)
Income tax expense	(28,502)	—

Revenue.

	Three Months Ended December 31,
	2014	2013
	(in thousands)
AbbVie agreement:
Milestone payments	$75,000	$—
Royalties	1,392	—
NIAID contract	1,106	893

Total revenue	$77,498	$893

We recognized revenue of $77.5 million during the three months ended December 31, 2014, as compared to $0.9 million during the three months ended December 31, 2013. During the three months ended December 31, 2014, revenue consisted of a $75.0 million milestone payment due from AbbVie based on U.S. FDA approval of AbbVie’s new treatment for HCV containing paritaprevir, $1.4 million in royalties payable on the portion of AbbVie’s net sales of its recently approved HCV treatment regimen allocable to paritaprevir, and $1.1 million under our contract with NIAID. During the three months ended December 31, 2013, revenue related to our performance of services under our contract with NIAID for antibiotic development.

Research and development expenses.

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Development programs:
Antibiotic	$836	$788
Research and drug discovery	3,683	3,475

Total research and development expenses	$4,519	$4,263

Research and development expenses were $4.5 million in the three months ended December 31, 2014, as compared to $4.3 million for the same period in 2013. The $0.2 million increase was due primarily to an increase in expenses related to our early stage drug discovery programs. We incurred increased research expenses in the first quarter of fiscal 2015 as compared to the 2014 quarter in our early stage drug discovery programs due to a higher number of preclinical studies and related costs.

General and administrative expenses. General and administrative expenses increased by $0.7 million from $2.1 million in the three months ended December 31, 2013 to $2.8 million for the same period in 2014. The increase was primarily due to increased stock-based compensation expense related to additional employee stock options and a higher value of our common stock, as well as additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was due to higher average investment balances in the first fiscal quarter of 2015 as compared to 2014 primarily due to the receipt of $40.0 million of milestone payments from AbbVie in the third fiscal quarter of 2014.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the three months ended December 31, 2014, we recorded income of $0.2 million due to a decrease in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax expense. For the three months ended December 31, 2014 and December 31, 2013, we recorded an income tax provision of $28.5 million and $0, respectively, representing an effective tax rate of 40.4% and 0.0%, respectively. The income tax provision for the three months ended December 31, 2014 was primarily attributable to the tax provision on the earnings of our domestic operations. During the three months ended December 31, 2014, the gross deferred tax assets decreased by $9,568 as a result of their utilization due to income before income taxes generated during the period. No provision for income tax was recorded for the three months ended December 31, 2013, as we maintained a valuation allowance against our deferred tax assets. The valuation allowance was reversed during the three months ended June 30, 2014.

Liquidity and Capital Resources

At December 31, 2014, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $127.6 million.

From our inception through December 31, 2014, we have financed our operations, primarily through contract payments under our collaborations, government research and development contracts and grants, private placements, and our initial public offering of our equity. The following table shows a summary of our cash flows for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(5,610)	$(5,871)
Investing activities	$7,027	$1,349
Financing activities	$2,014	$89

Net cash used in operating activities

During the three months ended December 31, 2014, operating activities used $5.6 million of cash. Cash used in operating activities primarily resulted from our net income of $42.0 million and net non-cash charges of $10.9 million, offset by the net change in operating assets and liabilities of $58.5 million. Our net income in the period was primarily due to normal operating expenses and revenue consisting of a $75.0 million milestone payable by and $1.4 million in royalties due from AbbVie and $1.1 million of reimbursement under our NIAID contract. Our net non-cash charges in the period primarily consisted of change in deferred tax assets of $11.5 million, $1.0 million of stock-based compensation expense and $0.5 million related to amortization of the premium on our marketable securities, which were partially offset by $1.9 million income tax benefit from exercise of stock options. The $74.0 million increase in accounts receivable and unbilled receivables was due to the $75.0 million milestone earned but not yet received from AbbVie as of December 31, 2014, as well as timing of our billings under the NIAID contract. The $16.9 million increase in accrued taxes payable is a result of the current tax provision on pretax income during the period offset by the use of deferred tax assets. The $1.8 million decrease in accounts payable and in accrued expenses was primarily due to the timing of payments made by us to vendors.

During the three months ended December 31, 2013, operating activities used $5.9 million of cash. Cash used in operating activities primarily resulted from our net loss of $5.4 million, a net change in operating assets and liabilities of $1.2 million and a premium on marketable securities of $0.4 million, which were partially offset by net non-cash charges of $1.1 million. Our net loss in the period was primarily due to normal operating expenses and revenue consisting solely of reimbursement under our NIAID contract. We earned no milestone payments from AbbVie or Novartis in the period. Our net non-cash charges in the period primarily consisted of $0.4 million of stock-based compensation expense and $0.6 million related to amortization of the premium on our marketable securities. The $0.4 million decrease in accounts receivable and unbilled receivables was due to the timing of our billings under the NIAID contract and the Novartis agreement. The $0.6 million decrease in accounts payable as well as the $1.3 million decrease in accrued expenses was primarily due to the timing of payments made by us to vendors.

Net cash provided by investing activities

During the three months ended December 31, 2014, net cash provided by investing activities was $7.0 million. Net cash provided by investing activities during the period consisted primarily of cash received from sales and maturities of marketable securities of $15.4 million offset by $8.2 million used to purchase marketable securities.

During the three months ended December 31, 2013, net cash provided by investing activities was $1.3 million. Net cash used in investing activities during the period consisted primarily of $10.2 million used to purchase marketable securities, offset by cash received from sales and maturities of marketable securities of $11.6 million.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended December 31, 2014 was $2.0 million and consisted of income tax benefit from exercise of stock options of $1.9 million and proceeds from exercise of stock options of $0.1 million.

Net cash provided by financing activities during the three months ended December 31, 2013 was $0.1 million and consisted solely of proceeds from exercise of stock options.

Funding requirements

As of December 31, 2014, we had $127.6 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2014, will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments, and significant royalties, to us;

•	whether we exercise any opt-in right under the AbbVie Agreement regarding any protease inhibitor other than paritaprevir or ABT-493;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, paritaprevir, ABT-493 and our future product candidates, if any.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended December 31, 2014.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $127.6 million at December 31, 2014, which consisted of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of December 31, 2014.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of paritaprevir, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have limited control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of paritaprevir or ABT-493 in combination therapies. For example, AbbVie:

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies and reimbursement approvals;

•	may not achieve satisfactory levels of market acceptance and reimbursement of combination therapies incorporating our product candidate by physicians, patients and third-party payors;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development or regulatory approval of ABT-493 or to the marketing and distribution of a regimen containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our product candidates;

•	may not be able to manufacture our product candidate in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with our product candidate in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if the product is later approved and marketed, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to paritaprevir or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antibacterial markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by mid-2014 Vertex informed health care providers that it would discontinue the sale and distribution of Incivek in the U.S. by October 16, 2014, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). In October 2014 the FDA approved Gilead’s interferon-free Harvoni™, a ledipasvir/sofosbuvir combination for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. Other all-oral treatment regimens, including additional regimens with Sovaldi™, are under development and may obtain regulatory approvals for other forms of HCV. These other potential new treatment regimens may render our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors, under development by companies such as Achillion, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Medivir, Merck, Presidio, Regulus and Roche and Theravance Biopharma, as well as by our collaborator AbbVie.

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

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborators are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

We have not developed any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our future product candidates.

To date, AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to successfully address many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for any combinations of any of our NS5A inhibitors, cyclophilin inhibitors and nucleotide polymerase inhibitors for HCV, we will need to successfully:

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

If we are not successful in discovering further product candidates in addition to paritaprevir, ABT-493 and EDP-239 our ability to expand our business and achieve our strategic objectives may be impaired.

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

Under our contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, we notified NIAID in December 2014 that we had decided to discontinue development of our lead antibiotic candidate for non-biodefense indications. NIAID has subsequently confirmed to us that it is prepared to agree to amend our contract so that it will be completed upon our delivery of the Phase 1 clinical study report to NIAID. If we fail to deliver the clinical study report or to satisfy our other contractual obligations under the contract, the applicable Federal Acquisition Regulations allow the government to terminate the contract in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any incomplete work. In addition, our contract may be terminated for convenience by NIAID at any time if it determines that termination is in the best interest of the government. Any decision by NIAID to terminate our contract before it is completed could have a material adverse effect on our results of operations in fiscal 2015.

In addition, our contract related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our reported revenue.

We have incurred a substantial cumulative net loss since our inception and it is possible that we may incur substantial operating losses in one or more years in the future. To date, our principal sources of revenue have been our collaboration agreements, including our current agreements with AbbVie and our prior agreement with Novartis, and future payments under the AbbVie agreement are uncertain. We have had no products approved for commercial sale by us. As a result, our ability to achieve sustained profitability is unproven.

We have incurred cumulative net losses since our inception, and as of December 31, 2014, we had an accumulated deficit of $31.0 million. In the fiscal year ended September 30, 2012, our net income resulted primarily from a substantial upfront license payment from Novartis. In the fiscal year ended September 30, 2013, our net income resulted primarily from milestone payments we earned from AbbVie and Novartis of $15.0 million and $11.0 million, respectively. In our fiscal year ended September 30, 2014, our net income resulted primarily from a total of $40.0 million in milestone payments from AbbVie as a result of the U.S. regulatory filing with the FDA and the European Medicines Agency, or EMA, for the regimen containing the first protease inhibitor product resulting from our collaboration with AbbVie. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves and we have not yet generated substantial revenue from product sales by AbbVie.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie. Future milestone payments are uncertain because our collaborators may choose not to continue research or development activities for one or more potential product candidates. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor being transferred back to us and our collaboration being terminated. In addition, we may not achieve the specified milestones, our product candidates may not be approved by the FDA or other regulatory authorities or, if they are approved, may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with our collaborators, or if any such product candidate or paritaprevir does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate product royalties or product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged or delayed, we or our collaborators may be unable to commercialize our product candidates on a timely basis.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir has yet advanced beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays may adversely affect our or our collaborators’ clinical development plans and jeopardize our or our collaborators’ ability to attain product approval, commence product sales, compete successfully against other HCV therapies and generate revenues.

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

Paritaprevir, as well as ABT-493 or EDP-239 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

•	the efficacy and safety of treatment regimens containing one of our partnered product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics and patients of any treatment regimen containing one of our product candidates as safe, effective and preferred treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities and the impact of any agreements among any of the foregoing and one or more of our competitors limiting access to our product in favor of competitor’s product;

•	the continued growth of the HCV drug market;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates;

•	the prevalence and severity of adverse side effects, whether involving the use of our products candidates or similar, competitive products; and

•	the effectiveness of our or our collaborators’ sales and marketing efforts.

If treatment regimens containing one of our product candidates are approved and then fail to achieve market acceptance, we may not be able to generate significant additional revenue. Further, if new, more favorably received therapies are introduced after any such regimen achieve market acceptance, then we may not be able to maintain that market acceptance over time.

Even if AbbVie successfully commercializes paritaprevir in its HCV treatment regimen, or even if we or AbbVie are able to commercialize any other treatment regimen containing one of our product candidates, the resulting products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

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

If our existing collaboration agreement with AbbVie is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, delay in entering into or fail to maintain such collaborations:

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

In addition, certain of our activities have been funded, and may in the future be funded, by the United States federal government. For example, the preclinical and early clinical development of our lead antibiotic candidate, which we are no longer planning to develop ourselves, for non-biodefense indications has been funded under a contract with NIAID, an entity of the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government and United States government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to certain requirements to manufacture products in the United States.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.2 million for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change of control of our company. Based on the December 31, 2014 closing price of our common stock at $50.85 per share, the aggregate intrinsic value of unvested stock options subject to accelerated vesting upon these events was $13.3 million as of December 31, 2014. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years from the year of our IPO in 2013. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2014, we had outstanding 18,613,229 shares of common stock. In addition, 2,341,588 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of December 31, 2014, we have used approximately $22.3 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at December 31, 2014. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

†	Confidential treatment requested as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.
Date: February 6, 2015

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

†	Confidential treatment requested as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.