Form 10-Q
period 2015-03-31
ENANTA PHARMACEUTICALS INC
filed 2015-05-08
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2015, was 18,692,026 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	September 30, 2014

Assets
Current assets:
Cash and cash equivalents	$25,751	$30,699
Short-term marketable securities	139,721	60,065
Accounts receivable	7,081	1,724
Unbilled receivables	1,550	2,770
Deferred tax assets	1,451	11,123
Prepaid expenses and other current assets	2,230	1,594

Total current assets	177,784	107,975
Property and equipment, net	2,295	1,803
Long-term marketable securities	61,330	41,003
Deferred tax assets	3,867	4,198
Restricted cash	608	436

Total assets	$245,884	$155,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,343	$1,874
Accrued expenses	2,910	2,872
Income taxes payable	14,537	—

Total current liabilities	19,790	4,746
Warrant liability	1,442	1,584
Series 1 nonconvertible preferred stock	185	202
Other long-term liabilities	252	229

Total liabilities	21,669	6,761

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at March 31, 2015 and September 30, 2014; 18,899,211 and 18,803,390 shares issued, and 18,690,395 and 18,594,574 shares outstanding, at March 31, 2015 and September 30, 2014, respectively	189	188
Additional paid-in capital	226,295	221,580
Treasury stock, at par value; 208,816 shares at March 31, 2015 and September 30, 2014, respectively	(2)	(2)
Accumulated other comprehensive loss	(17)	(100)
Accumulated deficit	(2,250)	(73,012)

Total stockholders’ equity	224,215	148,654

Total liabilities and stockholders’ equity	$245,884	$155,415

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$57,367	$2,160	$134,865	$3,053
Operating expenses:
Research and development	5,368	4,722	9,887	8,985
General and administrative	3,438	2,565	6,207	4,652

Total operating expenses	8,806	7,287	16,094	13,637

Income (loss) from operations	48,561	(5,127)	118,771	(10,584)
Other income (expense):
Interest income	229	114	356	223
Interest expense	(2)	(4)	(4)	(9)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(17)	(186)	159	(203)

Total other income (expense), net	210	(76)	511	11

Net income (loss) before income taxes	48,771	(5,203)	119,282	(10,573)
Income tax expense	(20,018)	—	(48,520)	—

Net income (loss)	$28,753	$(5,203)	$70,762	$(10,573)

Net income (loss) per share:
Basic	$1.54	$(0.28)	$3.80	$(0.58)
Diluted	$1.49	$(0.28)	$3.67	$(0.58)
Weighted average common shares outstanding:
Basic	18,679,898	18,353,628	18,641,060	18,149,330
Diluted	19,268,565	18,353,628	19,275,969	18,149,330

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$28,753	$(5,203)	$70,762	$(10,573)

Other comprehensive income:
Net unrealized gains on marketable securities, net of tax of $55, $0, $58 and $0	78	29	83	63

Total other comprehensive income	78	29	83	63

Comprehensive income (loss)	$28,831	$(5,174)	$70,845	$(10,510)

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$70,762	$(10,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	270	154
Non-cash interest expense	4	9
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(159)	203
Stock-based compensation expense	2,457	1,111
Gain on sale of marketable securities	(1)	—
Premium on marketable securities	(1,621)	(473)
Amortization of premium on marketable securities	1,032	1,202
Deferred income taxes	11,864	—
Income tax benefit from exercise of stock options	(1,919)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,357)	(190)
Unbilled receivables	1,220	(820)
Prepaid expenses and other current assets	42	(293)
Accounts payable	488	316
Accrued expenses	(391)	(718)
Income taxes payable	14,537	—
Deferred revenue	—	41
Other long-term liabilities	23	30

Net cash provided by (used in) operating activities	93,251	(10,001)

Cash flows from investing activities
Purchases of property and equipment	(356)	(165)
Increase in restricted cash	(172)	—
Purchases of marketable securities	(135,832)	(24,572)
Sales of marketable securities	2,210	7,413
Maturities of marketable securities	33,692	35,921

Net cash provided by (used in) investing activities	(100,458)	18,597

Cash flows from financing activities
Proceeds from exercise of stock options	340	646
Income tax benefit from exercise of stock options	1,919	—

Net cash provided by financing activities	2,259	646

Net decrease in cash and cash equivalents	(4,948)	9,242
Cash and cash equivalents at beginning of period	30,699	8,859

Cash and cash equivalents at end of period	$25,751	$18,101

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,066	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. The Company has programs to develop novel protease, NS5A, cyclophilin and nucleotide polymerase inhibitors targeted against the hepatitis C virus (“HCV”) and also recently announced a new focus area in non-alcoholic steatohepatitis (“NASH”). Additionally, the Company has programs to discover new chemical entities for the treatment of other diseases.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2014 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K for that fiscal year.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2015 and results of operations for the three and six months ended March 31, 2015 and 2014 and cash flows for the six months ended March 31, 2015 and 2014 have been made. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2015.

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

Revenue Recognition

The Company’s revenue has been generated primarily through collaborative research and license agreements. The terms of these agreements contain multiple deliverables, which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include nonrefundable upfront license fees, payments for research and development activities, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectibility of the resulting receivable is reasonably assured, and the Company has fulfilled its performance obligations under the contract.

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

During the three and six months ended March 31, 2015 and 2014, the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2017; however there is a pending proposal to delay the effective period by one year. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2015 and September 30, 2014 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$22,364	$—	$—	$22,364
Commercial paper	—	12,484	—	12,484
Corporate bonds	—	156,003	—	156,003
U.S. Agency bonds	—	32,564	—	32,564

	$22,364	$201,051	$—	$223,415

Liabilities:
Warrant liability	$—	$—	$1,442	$1,442
Series 1 nonconvertible preferred stock	—	—	185	185

	$—	$—	$1,627	$1,627

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$30,239	$—	$—	$30,239
Commercial paper	—	7,499	—	7,499
Corporate bonds	—	88,056	—	88,056
U.S. Agency bonds	—	5,513	—	5,513

	$30,239	$101,068	$—	$131,307

Liabilities:
Warrant liability	$—	$—	$1,584	$1,584
Series 1 nonconvertible preferred stock	—	—	202	202

	$—	$—	$1,786	$1,786

During the three and six months ended March 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2015 and September 30, 2014, the warrant liability was comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of warrants to purchase our Series 1 nonconvertible preferred stock was $1,442 and $1,584, at March 31, 2015 and September 30, 2014, respectively. The fair value of Series 1 nonconvertible preferred stock was $185 and $202 as of March 31, 2015 and September 30, 2014, respectively. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

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

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant liability	Series 1 nonconvertible preferred stock
Balance, September 30, 2014	$1,584	$202
Decrease in fair value	(142)	(17)

Balance, March 31, 2015	$1,442	$185

4.	Marketable Securities

As of March 31, 2015 and September 30, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$12,484	$—	$—	$12,484
Corporate bonds	155,984	98	(79)	156,003
U.S. Agency bonds	32,542	22	—	32,564

	$201,010	$120	$(79)	$201,051

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,499	$—	$—	$7,499
Corporate bonds	88,156	14	(114)	88,056
U.S. Agency bonds	5,513	—	—	5,513

	$101,168	$14	$(114)	$101,068

As of March 31, 2015, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within two years and an aggregate fair value of $61,330.

As of September 30, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Agency bonds, which have maturities within three years and an aggregate fair value of $41,003.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Accrued expenses:
Accrued payroll and related expenses	$683	$1,275
Accrued preclinical and clinical expenses	517	493
Accrued vendor manufacturing expenses	563	116
Accrued third-party license fees	196	240
Accrued professional fees	328	436
Accrued other	623	312

	$2,910	$2,872

Other long-term liabilities:
Accrued rent expense	$161	$153
Asset retirement obligation	91	76

	$252	$229

6.	Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir (previously known as ABT-450). The agreement, which was amended in January and December 2009, was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie. The agreement was subsequently amended further in October 2014 and March 2015.

Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds as well as annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocated to the collaboration’s protease inhibitors. Under the terms of the agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and 33 1⁄3% of net sales of a 3-DAA regimen containing ABT-493 will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

Deliverables under the AbbVie Agreement included a license, research services and participation on a steering committee. The Company concluded that all deliverables under the AbbVie Agreement should be treated as a single unit of accounting. Accordingly, revenue was recognized using the proportional performance model over the period during which the Company performed research services. The Company completed all remaining service obligations under the agreement as of June 2011. All milestone payments received after June 2011 are recognized as revenue when the respective milestone is achieved by AbbVie.

Through September 30, 2014, the Company had received upfront license payments, proceeds from a sale of preferred stock, research funding payment, and milestone payments totaling $160,000 from AbbVie.

In December 2014, the Company earned and recognized as revenue a $75,000 milestone amount due from AbbVie as a result of U.S. regulatory approval by the FDA for AbbVie’s first treatment regimen containing a collaboration compound. In January 2015, the Company earned and recognized as revenue a $50,000 milestone payment from AbbVie upon commercialization regulatory approval of VIEKIRAX in Europe.

As a result, during the three and six months ended March 31, 2015, the Company recognized milestone revenue of $50,000 and $125,000, respectively. The Company’s first product, paritaprevir, was a part of AbbVie’s new treatment regimen for HCV approved by the FDA on December 19, 2014. During the three and six months ended March 31, 2015, the Company recognized royalty revenue of $6,961 and $8,353, respectively.

As of March 31, 2015, the Company was eligible to receive additional milestone payments totaling up to $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercialization regulatory approval milestones in the U.S. and other selected world markets for each additional protease inhibitor commercialized by AbbVie.

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

Funding originally paid or committed by NIAID has totaled approximately $23,500. In December 2014, the company communicated to NIAID its strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications. In February 2015, NIAID and the Company amended the contract to decrease the total committed funding to $21,000 and its completion date to August 2015 upon the Company’s delivery of the study report for the Phase 1 clinical study.

The Company recognizes revenue under this agreement as development services are performed in accordance with the funding agreement. During the three months ended March 31, 2015 and 2014, $406 and $2,160 of revenue, respectively, was recognized under this agreement. During the six months ended March 31, 2015 and 2014, the Company recognized revenue of $1,512 and $3,053, respectively.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of March 31, 2015 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $185 and $202, respectively. As of March 31, 2015 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,442 and $1,584, respectively.

8.	Stock-Based Awards

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the 2012 Plan or the previous plan, known as the 1995 Equity Incentive Plan, as well as by a number of additional shares automatically on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. On October 1, 2014, the number of shares of common stock that may be issued under the 2012 Plan was increased by 557,863. As of March 31, 2015, 529,176 shares remained available for future grant.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To date the Company lacks sufficient company-specific historical volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a selected group of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Risk-free interest rate	1.65%	1.93%	1.85%	1.90%
Expected term (in years)	5.73	6.07	6.01	6.09
Expected volatility	72%	77%	75%	74%
Expected dividend yield	0%	0%	0%	0%

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

The following table summarizes stock option activity during the six months ended March 31, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of September 30, 2014	1,389,437	$15.39	7.2	$33,573
Granted	408,455	42.24
Exercised	(95,821)	3.54
Expired	(8,625)	20.73

Outstanding as of March 31, 2015	1,693,446	$22.51	7.5	$19,109

Options vested and expected to vest as of March 31, 2015	1,507,790	$23.26	7.5	$11,787

Options exercisable as of March 31, 2015	729,603	$11.04	5.6	$14,658

In March 2013, the Company granted certain executives a total of 167,052 options that vest upon the achievement of certain performance-based targets. The grant date fair value of these options was $2,479. During the three and six months ended March 31, 2015, the Company recorded no compensation expense related to these options as none of the remaining performance-based targets became probable of being achieved during these periods. During the three months ended March 31, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target.

Market and Performance-based Stock Awards

In February 2015, the Company awarded certain executive officers a total of 41,800 share units consisting of 20,900 performance share units, or PSUs, and 20,900 relative total shareholder return units, or rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 16, 2016. The aggregate grant date fair value of the 20,900 PSUs ranges between $0 and $1,501. During the three months ended March 31, 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

The rTSRUs will vest and result in the issuance of common stock based on continuing employment and the relative ranking of the total shareholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in December 2014 and December 2016. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the rTSRUs was $554. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.61%
Dividend yield	0%
Expected volatility	55.66%
Remaining performance period (years)	1.86
Estimated fair value per share of rTSRUs granted	$26.51

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2016 regardless of whether the target relative total shareholder returns are reached.

The Company recorded stock-based compensation expense for the three and six months ended March 31, 2015 and 2014 in the following expense categories:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Research and development	$396	$228	$637	$366
General and administrative	1,034	524	1,820	745

	$1,430	$752	$2,457	$1,111

As of March 31, 2015, the Company had an aggregate of $18,488 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), a total of 185,614 shares of common stock were reserved for issuance. As of March 31, 2015, the Company has not commenced any offering under the ESPP and no shares have been issued.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Basic net income (loss) per share:
Numerator:
Net income (loss)	$28,753	$(5,203)	$70,762	$(10,573)
Denominator:
Weighted average common shares outstanding—basic	18,679,898	18,353,628	18,641,060	18,149,330

Net income (loss) per share—basic	$1.54	$(0.28)	$3.80	$(0.58)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$28,753	$(5,203)	$70,762	$(10,573)
Denominator:
Weighted average common shares outstanding—basic	18,679,898	18,353,628	18,641,060	18,149,330
Dilutive effect of common stock equivalents	588,667	—	634,909	—

Weighted average common shares outstanding—diluted	19,268,565	18,353,628	19,275,969	18,149,330

Net income (loss) per share—diluted	$1.49	$(0.28)	$3.67	$(0.58)

Stock options for the purchase of 696,445 and 1,505,947 weighted average shares were excluded from the computation of diluted net income per share for the three months ended March 31, 2015 and March 31, 2014, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

Stock options for the purchase of 489,123 and 1,583,885 weighted average shares were excluded from the computation of diluted net income per share for the six months ended March 31, 2015 and March 31, 2014, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10.	Income Taxes

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an income tax provisions of $20,018 and $0, respectively, representing effective tax rates of 41.0% and 0.0%, respectively. The income tax provision for the three months ended March 31, 2015 was attributable to the federal and state taxes provided on the earnings of the Company’s operations, all of which are domestic. During the three months ended March 31, 2015, the gross deferred tax assets decreased by $434 primarily as a result of the utilization of net operating losses due to income before income taxes generated during the period. No provision for income tax was recorded for the three months ended March 31, 2014, as the Company maintained a valuation allowance against its deferred tax assets. The valuation allowance was released during the three months ended June 30, 2014.

For the six months ended March 31, 2015 and March 31, 2014, the Company recorded an income tax provision of $48,520 and $0, respectively. During the six months ended March 31, 2015, the gross deferred tax assets decreased by $10,002 primarily as a result of the utilization of net operating losses due to income before income taxes generated during the period. No provision for income tax was recorded for the six months ended March 31, 2014, as the Company maintained a valuation allowance against its deferred tax assets.

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

The Company had no unrecognized tax benefits as of March 31, 2015 or September 30, 2014. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

In March 2015 the Company amended its lease of office and laboratory space to expand the rented space and extend the lease term beginning in the fourth fiscal quarter of 2015. As amended, the lease expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $243 and $237 for the three months ended March 31, 2015 and 2014, respectively, and $480 and $474 for the six months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments for operating leases as of March 31, 2015 are as follows:

Year ending September 30,
2015	$637
2016	1,958
2017	2,010
2018	2,062
2019	2,117
Thereafter	6,493

Total	$15,277

In connection with the lease, the Company has outstanding a $608 and $436 letter of credit, collateralized by a money market account, as of March 31, 2015 and September 30, 2014, respectively. The Company classified such amounts as restricted cash.

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

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. We are discovering and developing inhibitors designed for use against the hepatitis C virus, referred to as HCV. We believe that a successful approach to a complete cure for HCV in most patients will likely continue to require treatment with a combination of drugs that attack different mechanisms necessary for replication and survival of HCV. Our development of inhibitors for validated HCV target mechanisms, as well as our collaboration with AbbVie (which name refers to Abbott Laboratories for all periods before January 1, 2013), should allow us to participate in multiple drug combinations as we seek competitive combination therapies for HCV in its various forms, either through collaborations or on our own. The reported worldwide sales of the newest therapies for HCV (sofosbuvir, sofosbuvir/ledipasvir, simeprevir, daclatasvir/asunaprevir, ombitasvir/paritaprevir/ritonavir/dasabuvir) in 2014 totaled approximately $15 billion. We believe that annual worldwide sales of these therapies and future approved therapies could increase during the next few years. In addition to our HCV programs, we are using our internal research capabilities to advance several early stage programs to discover new chemical entities for the treatment of other diseases with significant unmet medical need, including our recently announced new focus area in non-alcoholic steatohepatitis, or NASH. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our drug pipeline.

The following table summarizes our product development pipeline in HCV antivirals:

ENANTA Pharmaceuticals

PIPELINE

PRODUCT CANDIDATE (GLOBAL PARTNER)	PRECLIN	PHASE 1	PHASE 2	PHASE 3	APPROVED	STATUS
HCV						
Protease inhibitor: paritaprevir (ABT-450)-containing regimens (AbbVie)	(paritaprevir/r + NS5A + NNuc) ± RBV					Approved in the U.S. and EU for GT1. Marketed by AbbVie
	(paritaprevir/r + NS5A) + RBV					GT4: Approved in the EU. Marketed by AbbVie U.S. NDA under priority review
	(paritaprevir/r + NS5A)					Japan NDA for GT1 under priority review
Next-generation protease inhibitor: ABT-493-containing regimens (AbbVie)	ABT-493 + Next-Gen NS5A					Phase 2b ongoing
NS5A inhibitor: EDP-239	EDP-239					Proof-of-concept study dosing completed in GT1
Cyclophilin inhibitor						Preclinical candidate identification ongoing
Nucleotide polymerase inhibitor						Preclinical candidate identification ongoing
LIVER DISEASE						
Non-alcoholic steato-hepatitis (NASH) Primary biliary cirrhosis (PBC)						Preclinical FXR agonist candidate identification ongoing

NOTE: "/r" refers to ritonavir; "NS5A" refers to AbbVie's NS5A inhibitor ombitasvir; "NNuc" refers to AbbVie's non-nucleoside polymerase inhibitor dasabuvir; "Next-Gen NS5A" refers to AbbVie's next-generation NS5A inhibitor ABT-530; "RBV" refers to ribavirin.

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our first product, paritaprevir, previously known as ABT-450, is a protease inhibitor that was discovered through our collaboration with AbbVie. During the six months ended March 31, 2015, we earned and recognized as revenue milestone payments from AbbVie totaling $125.0 million as a result of regulatory approvals in the U.S. and E.U. for the first regimens containing paritaprevir. Additional regulatory reviews for paritaprevir-containing regimens are ongoing, including priority review in the U.S. of an NDA filed for the treatment of genotype 4 HCV patients, which has been designated a breakthrough therapy, as well priority review in Japan for a ribavirin-free regimen for genotype 1 HCV patients in that country. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing paritaprevir, ABT-493 and any other follow-on products worldwide.

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

Our independent HCV research activities are focused on our newly returned NS5A inhibitor assets and our cyclophilin inhibitor program, which is in preclinical development. We also have a small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our NS5A inhibitor, cyclophilin inhibitor and nucleotide polymerase inhibitor programs. We expect to incur substantially greater expenses if we advance these programs into clinical development.

In addition to our HCV programs, we used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we were developing for the treatment of multi-drug resistant bacteria. For the periods included in this report this program has been funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to develop our lead bicyclolide for biodefense purposes. In December 2014 we communicated to NIAID our strategic decision to discontinue commercial development of this antibiotic candidate for non-biodefense indications. In February 2015, we and NIAID amended our contract to change its completion date to August 2015 upon our delivery of the study report for our Phase 1 study. Accordingly we do not expect to earn any significant additional revenue under this contract.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaborations and a government contract, as well as net proceeds of approximately $59.9 million that we received from our March 2013 IPO, after deducting underwriting discounts and commissions.

As of March 31, 2015, we had $226.8 million in cash and short-term and long-term marketable securities.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years and in the six months ended March 31, 2015. We expect that our revenue in the near term will continue to be substantially dependent on our collaboration with AbbVie, including its commercialization of paritaprevir and its continued advancement of the related development programs for paritaprevir and ABT-493. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of AbbVie’s regimen, we cannot be certain as to the extent of royalty payments related to paritaprevir or when or whether we will receive further milestone payments under this collaboration or whether we will report continuing net income in future years.

Financial Operations Overview

Revenue

For the periods included in this report, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. For the six months ended March 31, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which was part of AbbVie’s new treatment for HCV launched in the United States after its approval by the FDA on December 19, 2014. We have entered into three significant collaboration agreements since 2006 when we entered into a collaboration agreement with AbbVie. Our second collaboration was with Novartis, from February 2012 through September 2014, and since September 2011, we have had a contract with NIAID, which has funded the preclinical and early clinical development of our bicyclolide antibiotic product candidate since that time.

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$50,000	$—	$125,000	$—
Royalties	6,961	—	8,353	—
NIAID contract	406	2,160	1,512	3,053

Total revenue	$57,367	$2,160	$134,865	$3,053

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, each milestone payment received since then, has been recognized as revenue upon achievement of the milestone by AbbVie. During the year ended September 30, 2013, we earned and recognized as revenue a $15.0 million milestone payment based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included paritaprevir. During the year ended September 30, 2014, we earned and recognized as revenue a total of $40.0 million in milestone payments as a result of regulatory filings by AbbVie with the FDA and the European Medicines Agency, or EMA, for the first protease inhibitor product resulting from our collaboration with AbbVie. During the six months ended March 31,

2015, we earned and recognized as revenue a $75.0 million milestone payment related to AbbVie’s FDA approval of a combination containing paritaprevir. We also earned and recognized as revenue a $50.0 million milestone payment from AbbVie upon commercialization regulatory approval of a similar regimen in Europe. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling up to $30 million related to the successful commercialization regulatory approval by AbbVie in Japan of the first HCV treatment regimen incorporating one of our collaboration’s protease inhibitors. We are also eligible to receive annually tiered, double-digit royalties per product on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and 33  1⁄3% of net sales of a 3-DAA regimen containing ABT-493 will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

NIAID Contract

Funding originally paid or committed by NIAID has totaled approximately $23.5 million. In December 2014, we communicated to NIAID our strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications. In February 2015 we and NIAID amended our contract to decrease the total committed funding to $21.0 million and to change the completion date to August 2015 upon our delivery of the study report for the Phase 1 clinical study.

We recognize revenue under this contract as research and development services are performed. We recognized revenue of $0.4 million and $2.2 million under this contract during the three months ended March 31, 2015 and 2014, respectively, and $1.5 million and $3.1 million during the six months ended March 31, 2015 and 2014, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Research and development	$5,368	$4,722	$9,887	$8,985
General and administrative	3,438	2,565	6,207	4,652

Total operating expenses	$8,806	$7,287	$16,094	$13,637

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

We expect that our research and development expenses will increase in the future as we advance our research and development efforts in HCV, NASH and other areas.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (referred to as our 2014 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$57,367	$2,160
Research and development expenses	5,368	4,722
General and administrative expenses	3,438	2,565
Other income (expense):
Interest income	229	114
Interest expense	(2)	(4)
Change in fair value of warrant liability and Series 1 preferred stock	(17)	(186)

Revenue.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$50,000	$—
Royalties	6,961	—
NIAID contract	406	2,160

Total revenue	$57,367	$2,160

We recognized revenue of $57.4 million during the three months ended March 31, 2015, as compared to $2.2 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, revenue consisted of a $50.0 million milestone payment from AbbVie upon commercialization regulatory approval of paritaprevir-containing regimens in Europe, $7.0 million in royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir, and $0.4 million under our contract with NIAID. During the three months ended March 31, 2014 we did not earn or recognize any revenue related to AbbVie collaboration. During the three months ended March 31, 2014, revenue related to our performance of services under our contract with NIAID was $2.1 million. The decrease is due to the nearing completion of the contract in August 2015.

Research and development expenses.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Development programs:
Antibiotic	$299	$1,586
Research and drug discovery	5,069	3,136

Total research and development expenses	$5,368	$4,722

Research and development expenses were $5.4 million in the three months ended March 31, 2015, as compared to $4.7 million for the same period in 2014. The $0.7 million increase was due primarily to an increase in expenses related to our early stage drug discovery programs of $2.0 million partially offset by a decrease in our NIAID program of $1.3 million. We incurred increased research expenses in the second quarter of fiscal 2015 as compared to the 2014 quarter in our early stage drug discovery programs due to an increase in internal spending related to these programs.

General and administrative expenses. General and administrative expenses increased by $0.8 million from $2.6 million in the three months ended March 31, 2014 to $3.4 million for the same period in 2015. The increase was primarily due to increased stock-based compensation expense related to additional employee stock options and a higher value of our common stock, as well as additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due to higher average investment balances in the second fiscal quarter of 2015 as compared to 2014 primarily due to the receipt of $75.0 million and $50.0 million of milestone payments from AbbVie in the second fiscal quarter of 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the three months ended March 31, 2015, we recorded an immaterial expense due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax expense. For the three months ended March 31, 2015 and March 31, 2014, we recorded an income tax provision of $20.0 million and $0, respectively, representing an effective tax rate of 41.0% and 0.0%, respectively. The income tax provision for the three months ended March 31, 2015 was primarily attributable to the tax provision on the earnings of our domestic operations. During the three months ended March 31, 2015, the gross deferred tax assets decreased by $434 primarily as a result of the utilization of net operating losses due to income before income taxes generated during the period. No provision for income tax was recorded for the three months ended March 31, 2014, as we maintained a valuation allowance against our deferred tax assets. The valuation allowance was released during the three months ended June 30, 2014.

Comparison of Six Months Ended March 31, 2015 and 2014

	Six Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$134,865	$3,053
Research and development expenses	9,887	8,985
General and administrative expenses	6,207	4,652
Other income (expense):
Interest income	356	223
Interest expense	(4)	(9)
Change in fair value of warrant liability and Series 1 preferred stock	159	(203)

Revenue.

	Six Months Ended March 31,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$125,000	$—
Royalties	8,353	—
NIAID contract	1,512	3,053

Total revenue	$134,865	$3,053

We recognized revenue of $134.9 million during the six months ended March 31, 2015, as compared to $3.1 million during the six months ended March 31, 2014. During the six months ended March 31, 2015, we earned and recognized as revenue $125.0 million in milestone payments under our collaboration with AbbVie as a result of U.S. and EU regulatory approvals for AbbVie’s paritaprevir-containing regimens. We did not earn or recognize any revenue related to the AbbVie collaboration during the same period in 2014. Government contract revenue was $1.5 million and $3.1 million during the six months ended March 31, 2015 and 2014, respectively, under our contract with NIAID.

Research and development expenses.

	Six Months Ended March 31,
	2015	2014
	(in thousands)
Development programs:
Antibiotic	$1,134	$2,374
Research and drug discovery	8,753	6,611

Total research and development expenses	$9,887	$8,985

Research and development expenses were $9.9 million in the six months ended March 31, 2015, as compared to $9.0 million for the same period in 2014. The increase of $0.9 million from 2014 to 2015 was due primarily to a $2.1 million increase in preclinical expenses for our early stage drug discovery programs partially offset by a decrease of $1.2 million in our expenses for our NIAID program. We incurred increased research expenses in our early stage drug discovery programs due to an increase in internal spending related to these programs.

General and administrative expenses. General and administrative expenses were $6.2 million during the six months ended March 31, 2015 and $4.7 million during the six months ended March 31, 2014. The increase of $1.5 million during the six months ended March 31, 2015 was related primarily to an increase in stock-based compensation expense related to amortization of additional stock option grants to employees and a higher Black-Scholes value of these options included in the later period value of our common stock as well as to an increase in insurance expense as well as additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was due to higher average investment balances in the second fiscal quarter of 2015 as compared to 2014 primarily due to the receipt of $125.0 million in milestone payments from AbbVie in the second fiscal quarter of 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the six months ended March 31, 2014, we recorded income due to a decrease in the fair value of our warrant liability during the six months ended March 31, 2014 due to the remeasurement of the fair value of warrants for Series 1 nonconvertible preferred stock. During the six months ended March 31, 2015 we recorded an expense of $0.2 million due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock. In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

Income tax expense. For the six months ended March 31, 2015 and March 31, 2014, we recorded income tax provisions of $48.5 million and $0, respectively, representing effective tax rates of 41.0% and 0.0%, respectively. The income tax provision for the six months ended March 31, 2015 was primarily attributable to the tax provision on the earnings of our operations, all of which are domestic. During the six months ended March 31, 2015, the gross deferred tax assets decreased by $10,002 primarily as a result of the utilization of net operating losses due to income before income taxes generated during the period. No provision for income tax was recorded for the six months ended March 31, 2014, as we maintained a valuation allowance against our deferred tax assets. The valuation allowance was released during the three months ended June 30, 2014.

Liquidity and Capital Resources

At March 31, 2015, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $226.8 million.

During the six months ended March 31, 2015, we generated $93.3 million in cash from our operating activities. The following table shows a summary of our cash flows for the six months ended March 31, 2015 and 2014.

	Six Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$93,251	$(10,001)
Investing activities	$(100,458)	$18,597
Financing activities	$2,259	$646

Net cash provided by (used in) operating activities

During the six months ended March 31, 2015, operating activities provided $93.3 million of cash. Cash provided by operating activities primarily resulted from our net income of $70.8 million and net non-cash charges of $11.9 million, partially offset by the net change in operating assets and liabilities of $10.4 million. Our net income in the period was primarily due to normal operating expenses and revenue consisting of $125.0 million in milestone payments received and $8.4 million in royalties from AbbVie and $1.5 million of reimbursement under our NIAID contract. Our net non-cash charges in the period primarily consisted of change in deferred tax assets of $11.9 million, $2.5 million of stock-based compensation expense and $1.0 million related to amortization of the premium on our marketable securities, which were partially offset by $1.9 million income tax benefit from exercise of stock options and premium on marketable securities of $1.6 million. The $4.1 million increase in accounts receivable and unbilled receivables was due to timing of our billings under the NIAID contract and royalty payments from AbbVie. The $14.5 million increase in accrued taxes payable is a result of the current tax provision on pretax income during the period offset by the use of deferred tax assets. The $0.5 million increase in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

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

Net cash provided by (used in) investing activities

During the six months ended March 31, 2015, net cash used in investing activities was $100.5 million. Net cash used in investing activities during the period consisted primarily of $135.8 million used to purchase marketable securities offset by cash received from sales of marketable securities of $2.2 million and from maturities of marketable securities of $33.7 million.

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

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended March 31, 2015 was $2.3 million and consisted of income tax benefit from exercise of stock options of $1.9 million and proceeds from exercise of stock options of $0.3 million.

Net cash provided by financing activities during the six months ended March 31, 2014 consisted of proceeds received from the exercise of stock options.

Funding requirements

As of March 31, 2015, we had $226.8 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2015, will be sufficient to meet our anticipated cash requirements for the forseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	whether we in-license or otherwise acquire additional assets for development;

•	whether our existing collaboration generates significant royalties and potential milestone payments to us;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, paritaprevir, ABT-493 and our future product candidates, if any.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended March 31, 2015 except for those related to our amended lease agreement as disclosed in Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future minimum lease payments for operating leases as of March 31, 2015 are as follows:

Year ending September 30,
2015	$637
2016	1,958
2017	2,010
2018	2,062
2019	2,117
Thereafter	6,493

Total	$15,277

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2017; however, there is a pending proposal to delay the effective period by one year. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $226.8 million at March 31, 2015, which consisted of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of March 31, 2015.

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

Risks Related to Our Business

Our financial prospects for the next several years are substantially dependent upon the development and commercialization efforts of AbbVie for combination therapies incorporating paritaprevir (formerly ABT-450) or ABT-493 for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of paritaprevir, ABT-493 (a next-generation protease inhibitor in clinical development) and any other protease inhibitors we develop, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of paritaprevir or ABT-493 in combination therapies. For example, AbbVie:

•	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payors for combination therapies incorporating one of our protease inhibitor product candidates;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV;

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials for paritaprevir or ABT-493;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies and all necessary reimbursement approvals;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development or regulatory approval of ABT-493 or to the marketing and distribution of a regimen containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our product candidates;

•	may not be able to manufacture our product candidates in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with our product candidate in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products and product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to paritaprevir or ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for non-alcoholic steatohepatitis (“NASH”), as well as other liver and viral diseases, which may result in others discovering, developing or commercializing products before ours or doing so more successfully than we or our collaborators.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH and other infectious diseases or liver diseases that we may target in the future.

Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

Our competitors may succeed in developing competing products and obtaining regulatory approval before we or our collaborator does with our product candidates, or they may gain acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates in one or more disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and successfully market that product candidate as a second competitor. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful.

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by mid-2014 Vertex informed health care providers that it would discontinue the sale and distribution of Incivek in the U.S. by October 16, 2014, noting competing treatments and diminishing market demand. Merck made a similar announcement regarding Victrelis in January 2015. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni™, a combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. In December 2014, our paritaprevir-containing regimen from AbbVie was approved by the FDA as well. Other all-oral treatment regimens are under development and may obtain regulatory approvals in other settings for the treatment of HCV. These other potential new treatment regimens may render our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, cyclophilin inhibitors and others, under development by companies such as Achillion, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Medivir, Merck, Presidio, Regulus and Roche and Theravance Biopharma, as well as by our collaborator AbbVie.

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborator are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 2 or later stage clinical trials for NASH or related conditions. These companies include Alberio, Conatus, Galectin, Galmed, Genfit, Gilead, GSK, Intercept, NGM, Raptor, Tobira and Shire. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Boehringer Ingelheim, Cymabay, Durect, Islet, Medicnova, Nimbus, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

We have not developed independently any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our future product candidates.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie and our prior agreement with Novartis, and future milestone payments and the level of royalties under the AbbVie agreement are uncertain. We have had no products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future, and our ability to achieve sustained profitability is unproven.

In each of our 2012, 2013 and 2014 fiscal years, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves and we have not yet generated substantial revenue from product sales by AbbVie.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie. Future milestone payments are uncertain because AbbVie may choose not to continue research or development activities for our ABT-493 product candidate. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor being transferred back to us and our collaboration being terminated. In addition, we may not achieve the specified milestones, our product candidates may not be approved by the FDA or other regulatory authorities or, if they are approved, may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with our collaborators, or if any such product candidate or paritaprevir does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir is delayed or curtailed or if the development of ABT-493 is terminated. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs, exclusive of costs incurred by our collaborator in developing our licensed product candidates paritaprevir and ABT-493. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation;

•	the level of future sales of paritaprevir-containing regimens and the resulting levels of annually tiered royalties on paritaprevir, as well as for sales, if any, of ABT-493 .

Additional funds may not be available if and when we need them, on terms that are acceptable to us, or at all. Our ability to raise funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates.

Our government funded contract for our antibiotic program, which is being concluded in fiscal 2015, is subject to audit and adjustments that could affect our previously reported revenues.

Our contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, is scheduled to be completed in fiscal 2015. Our contract related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our reported revenue.

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

Any product candidate in our current NASH program may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidates to be taken off the market, require them to include safety warnings or otherwise limit their sales.

In our NASH program we are developing an agonist of the farnesoid X receptor, or FXR, that is designed to bind to that receptor and then trigger a response from it. With the exception of one drug approved to treat cholesterol gallstone dissolution and a rare lipid storage disease, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists is significant.

In addition, our drug candidates for NASH will be developed as a potential treatment for a severe disease that commonly occurs in patients with other serious conditions, including metabolic syndrome and diabetes. Any clinical trials in NASH will necessarily be conducted in patient population that will be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates.

If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	regulatory authorities may require us to take our approved product off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of any product we develop for NASH.

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

We, or only AbbVie in the case of paritaprevir or ABT-493, may delay or terminate the development of a product candidate at any time if we or AbbVie believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or only AbbVie in the case of paritaprevir or ABT-493, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie may have the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates in order to protect our competitive position in the field of HCV, other antivirals and liver disease. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. We take steps to protect our proprietary information, and our confidentiality agreements and invention assignment agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the volatile business environment and continued unpredictable and unstable market conditions, particularly for securities of biotechnology companies such as our common stock. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and any general economic downturn. If the current equity and credit markets become more volatile, deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to secure, more costly and/or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Risks Related to Our Common Stock

Our stock price has been, and is likely to continue to be, volatile, and thus our stockholders could incur substantial losses.

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.18 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory developments or our collaboration;

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	our or our collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;

•	regulatory or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	our ability to commercialize our future product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the March 31, 2015 closing price of our common stock at $30.62 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $4.3 million as of March 31, 2015. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” until September 30, 2018, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 (the end of our second fiscal quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following September 30 (our fiscal year end). We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” until September 30, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, investors in our common stock may never receive a return on their investment.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations.

Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not invest in our common stock.

A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2015, we had outstanding 18,690,395 shares of common stock. In addition, 2,264,422 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 31, 2015, we have used approximately $27.4 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at March 31, 2015. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	—	—	—	—	X

10.2	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and six months ended March 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the six months ended March 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 8, 2015

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	—	—	—	—	X

10.2	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and six months ended March 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the six months ended March 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X