Form 10-Q
period 2015-06-30
ENANTA PHARMACEUTICALS INC
filed 2015-08-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2015, was 18,713,976 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	September 30, 2014

Assets
Current assets:
Cash and cash equivalents	$19,844	$30,699
Short-term marketable securities	134,442	60,065
Accounts receivable	11,724	1,724
Unbilled receivables	1,376	2,770
Deferred tax assets	1,757	11,123
Prepaid expenses and other current assets	3,497	1,594

Total current assets	172,640	107,975
Property and equipment, net	2,582	1,803
Long-term marketable securities	57,657	41,003
Deferred tax assets	4,287	4,198
Restricted cash	608	436

Total assets	$237,774	$155,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,614	$1,874
Accrued expenses	3,469	2,872
Income taxes payable	2,229	—

Total current liabilities	7,312	4,746
Warrant liability	1,457	1,584
Series 1 nonconvertible preferred stock	185	202
Other long-term liabilities	538	229

Total liabilities	9,492	6,761

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized at June 30, 2015 and September 30, 2014; 18,916,750 and 18,803,390 shares issued, and 18,707,934 and 18,594,574 shares outstanding, at June 30, 2015 and September 30, 2014, respectively	189	188
Additional paid-in capital	228,001	221,580
Treasury stock, at par value; 208,816 shares at June 30, 2015 and September 30, 2014	(2)	(2)
Accumulated other comprehensive loss	(74)	(100)
Retained earnings (deficit)	168	(73,012)

Total stockholders’ equity	228,282	148,654

Total liabilities and stockholders’ equity	$237,774	$155,415

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$11,599	$42,051	$146,464	$45,104
Operating expenses:
Research and development	6,253	4,553	16,140	13,538
General and administrative	3,643	2,603	9,850	7,255

Total operating expenses	9,896	7,156	25,990	20,793

Income from operations	1,703	34,895	120,474	24,311
Other income (expense):
Interest income	304	106	660	329
Interest expense	(2)	(5)	(6)	(14)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(15)	(65)	144	(268)

Total other income, net	287	36	798	47

Income before income taxes	1,990	34,931	121,272	24,358
Income tax benefit (expense)	428	15,122	(48,092)	15,122

Net income	$2,418	$50,053	$73,180	$39,480

Net income per share:
Basic	$0.13	$2.70	$3.92	$2.16
Diluted	$0.13	$2.61	$3.80	$2.06
Weighted average common shares outstanding:
Basic	18,697,104	18,528,833	18,659,742	18,275,831
Diluted	19,277,966	19,203,270	19,276,767	19,168,368

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,418	$50,053	$73,180	$39,480

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $40, $0, $18 and $0	(57)	(65)	26	(2)

Total other comprehensive income (loss)	(57)	(65)	26	(2)

Comprehensive income	$2,361	$49,988	$73,206	$39,478

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$73,180	$39,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	435	242
Non-cash interest expense	6	14
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(144)	268
Stock-based compensation expense	4,041	1,887
Gain on sale of fixed assets	(21)	—
Gain on sale of marketable securities	(4)	—
Premium on marketable securities	(2,063)	(1,824)
Amortization of premium on marketable securities	1,651	1,636
Deferred income taxes	11,076	(15,228)
Income tax benefit from exercise of stock options	(1,817)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	409
Unbilled receivables	1,394	(1,475)
Prepaid expenses and other current assets	(1,108)	161
Accounts payable	(332)	(190)
Accrued expenses	391	(200)
Income taxes payable	2,229	—
Deferred revenue	—	(10)
Other long-term liabilities	134	46

Net cash provided by operating activities	79,048	25,111

Cash flows from investing activities
Purchases of property and equipment	(756)	(543)
Increase in restricted cash	(172)	—
Purchases of marketable securities	(155,583)	(85,750)
Sales of marketable securities	2,210	7,413

Maturities of marketable securities	62,017	70,164

Net cash used in investing activities	(92,284)	(8,716)

Cash flows from financing activities
Proceeds from exercise of stock options	564	1,015
Income tax benefit from exercise of stock options	1,817	105

Net cash provided by financing activities	2,381	1,120

Net increase (decrease) in cash and cash equivalents	(10,855)	17,515
Cash and cash equivalents at beginning of period	30,699	8,859

Cash and cash equivalents at end of period	$19,844	$26,374

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$39,566	$—
Non-cash items:
Fixed assets purchased through capital lease	$175	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. The Company has developed novel protease and NS5A inhibitors for treatment of hepatitis C virus (“HCV”) infection. The Company also has programs to develop cyclophilin and nucleotide polymerase inhibitors targeted against HCV and also recently announced a new focus area in non-alcoholic steatohepatitis (“NASH”). Additionally, the Company has programs to discover new chemical entities for the treatment of other diseases.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2014 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K for that fiscal year.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2015 and results of operations for the three and nine months ended June 30, 2015 and 2014 and cash flows for the nine months ended June 30, 2015 and 2014 have been made. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2015.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, fair value of investments, valuation of warrants, Series 1 nonconvertible preferred stock and stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

On October 1, 2011, the Company adopted Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This guidance, which applies to multiple-element arrangements entered into or materially modified on or after October 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual value method. The selling prices of deliverables under the arrangement may be derived using third-party evidence (“TPE”) or a best estimate of selling price (“BESP”), if VSOE is not available. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s BESP, the Company considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under the arrangement are separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element, and revenue is accordingly recognized as each element is delivered. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting. The Company elected to adopt ASU 2009-13 prospectively as of October 1, 2011.

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

During the three and nine months ended June 30, 2015 and 2014, the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations.

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

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2015 and September 30, 2014 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$16,472	$—	$—	$16,472
Commercial paper	—	12,495	—	12,495
Corporate bonds	—	144,958	—	144,958
U.S. Agency bonds	—	34,646	—	34,646

	$16,472	$192,099	$—	$208,571

Liabilities:
Warrant liability	$—	$—	$1,457	$1,457
Series 1 nonconvertible preferred stock	—	—	185	185

	$—	$—	$1,642	$1,642

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$30,239	$—	$—	$30,239
Commercial paper	—	7,499	—	7,499
Corporate bonds	—	88,056	—	88,056
U.S. Agency bonds	—	5,513	—	5,513

	$30,239	$101,068	$—	$131,307

Liabilities:
Warrant liability	$—	$—	$1,584	$1,584
Series 1 nonconvertible preferred stock	—	—	202	202

	$—	$—	$1,786	$1,786

During the three and nine months ended June 30, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2015 and September 30, 2014, the warrant liability was comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of warrants to purchase our Series 1 nonconvertible preferred stock was $1,457 and $1,584, at June 30, 2015 and September 30, 2014, respectively. The fair value of Series 1 nonconvertible preferred stock was $185 and $202 as of June 30, 2015 and September 30, 2014, respectively. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0% - 88%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant liability	Series 1 nonconvertible preferred stock
Balance, September 30, 2014	$1,584	$202
Decrease in fair value	(127)	(17)

Balance, June 30, 2015	$1,457	$185

4.	Marketable Securities

As of June 30, 2015 and September 30, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$12,495	$—	$—	$12,495
Corporate bonds	145,029	47	(118)	144,958
U.S. Agency bonds	34,631	21	(6)	34,646

	$192,155	$68	$(124)	$192,099

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,499	$—	$—	$7,499
Corporate bonds	88,156	14	(114)	88,056
U.S. Agency bonds	5,513	—	—	5,513

	$101,168	$14	$(114)	$101,068

As of June 30, 2015, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within two years and an aggregate fair value of $57,657.

As of September 30, 2014, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Agency bonds, which have maturities within three years and an aggregate fair value of $41,003.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Accrued expenses:
Accrued payroll and related expenses	$1,165	$1,275
Accrued preclinical and clinical expenses	656	493
Accrued vendor manufacturing expenses	733	116
Accrued third-party license fees	198	240
Accrued professional fees	372	436
Accrued other	345	312

	$3,469	$2,872

Other long-term liabilities:
Accrued rent expense	$265	$153
Capital lease liability	175	—
Asset retirement obligation	98	76

	$538	$229

6.	Collaboration Agreements

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

Under the terms of the AbbVie Agreement, as amended, AbbVie paid to the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds as well as annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocated to the collaboration’s protease inhibitors. Under the terms of the agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and 33 1⁄3 % of net sales of a 3-DAA regimen containing ABT-493 will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

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

As a result, during the three and nine months ended June 30, 2015, the Company recognized milestone revenue of $0 and $125,000, respectively. The Company’s first product, paritaprevir, was a part of AbbVie’s new treatment regimen for HCV approved by the FDA on December 19, 2014. During the three and nine months ended June 30, 2015, the Company recognized royalty revenue of $11,390 and $19,743, respectively.

As of June 30, 2015, the Company was eligible to receive additional milestone payments totaling up to $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercialization regulatory approval milestones in the U.S. and other selected world markets for each additional protease inhibitor commercialized by AbbVie.

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

In December 2014, the company communicated to NIAID its strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications. In February 2015, NIAID and the Company amended the contract to decrease the total committed funding to $21,000, of which the Company has received $18,268 through June 30, 2015. The contract is expected to be completed in August 2015 upon the Company’s delivery of the study report for the Phase 1 clinical study.

The Company recognizes revenue under this contract as development services are performed in accordance with its terms. During the three months ended June 30, 2015 and 2014, revenue of $209 and $2,051, respectively, was recognized under this contract. During the nine months ended June 30, 2015 and 2014, the Company recognized revenue of $1,721 and $5,104, respectively.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the consolidated statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. As of June 30, 2015 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock was $185 and $202, respectively. As of June 30, 2015 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,457 and $1,584, respectively.

8.	Stock-Based Awards

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the 2012 Plan or the previous plan, known as the 1995 Equity Incentive Plan, as well as by a number of additional shares automatically on the first day of each fiscal year equal to the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) a lower amount determined by the board of directors. On October 1, 2014, the number of shares of common stock that may be issued under the 2012 Plan was increased by 557,863. As of June 30, 2015, 455,136 shares remained available for future grant.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.84%	1.93%	1.85%	1.89%
Expected term (in years)	6.10	6.10	6.03	6.06
Expected volatility	70%	76%	74%	75%
Expected dividend yield	0%	0%	0%	0%

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

As required by the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant. The Company bases fair value of its common stock on the quoted market price.

The following table summarizes stock option activity during the nine months ended June 30, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of September 30, 2014	1,389,437	$15.39	7.2	$33,573
Granted	513,355	42.33
Exercised	(113,360)	4.88
Expired	(39,485)	32.47

Outstanding as of June 30, 2015	1,749,947	$23.59	7.4	$37,517

Options vested and expected to vest as of June 30, 2015	1,566,662	$24.22	7.4	$32,250

Options exercisable as of June 30, 2015	794,816	$13.17	5.7	$25,288

In March 2013, the Company granted certain executives a total of 167,052 options that vest upon the achievement of certain performance-based targets. The grant date fair value of these options was $2,479. During the three and nine months ended June 30, 2015, the Company recorded no compensation expense related to these options as none of the remaining performance-based targets were considered probable of being achieved during these periods. During the nine months ended June 30, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target.

Market and Performance-based Stock Unit Awards

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

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 20,900 PSUs ranges between $0 and $1,501. During the three months ended June 30, 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets were probable of being achieved during this period.

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

Stock-Based Award Expense

The Company recorded stock-based compensation expense for the three and nine months ended June 30, 2015 and 2014 in the following expense categories:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Research and development	$468	$196	$1,106	$562
General and administrative	1,116	580	2,935	1,325

	$1,584	$776	$4,041	$1,887

As of June 30, 2015, the Company had an aggregate of $19,557 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), a total of 185,614 shares of common stock were reserved for issuance. As of June 30, 2015, the Company has not commenced any offering under the ESPP and no shares have been issued.

9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Numerator:
Net income	$2,418	$50,053	$73,180	$39,480
Denominator:
Weighted average common shares outstanding—basic	18,697,104	18,528,833	18,659,742	18,275,831

Net income per share—basic	$0.13	$2.70	$3.92	$2.16

Diluted net income per share:
Numerator:
Net income	$2,418	$50,053	$73,180	$39,480
Denominator:
Weighted average common shares outstanding—basic	18,697,104	18,528,833	18,659,742	18,275,831
Dilutive effect of common stock equivalents	580,862	674,437	617,025	892,537

Weighted average common shares outstanding—diluted	19,277,966	19,203,270	19,276,767	19,168,368

Net income per share—diluted	$0.13	$2.61	$3.80	$2.06

Stock options for the purchase of 700,679 and 433,535 weighted average shares were excluded from the computation of diluted net income per share for the three months ended June 30, 2015 and 2014, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

Stock options for the purchase of 559,384 and 300,428 weighted average shares were excluded from the computation of diluted net income per share for the nine months ended June 30, 2015 and 2014, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10.	Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recorded income tax benefits of $428 and $15,122, respectively. The income tax benefit for the three months ended June 30, 2015 was attributable to research and development credits offset by federal and state taxes on the earnings of the Company’s operations, all of which are domestic. During the quarter ended June 30, 2015, the Company performed a research and development tax credit study and recognized the incremental benefit upon its completion in June 2015. During the three months ended June 30, 2015, the gross deferred tax assets increased by $726 primarily as a result of the research and development credits recognized during the period. During the three months ended June 30, 2014, the net income tax benefit resulted in an increase in the gross deferred tax assets of $15,228 due to the release by the Company of a valuation allowance against its deferred tax assets.

For the nine months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $48,092 and a tax benefit of $15,122, respectively. During the nine months ended June 30, 2015, the gross deferred tax assets decreased by $9,277 primarily as a result of the utilization of net operating loss carryforwards to offset income before income taxes generated during the period. No provision for income tax was recorded for the nine months ended June 30, 2014, as the Company used net operating loss carryforwards to offset its income before income taxes. The net income tax benefit during the 2014 period was due to the Company’s release of its valuation allowance against its deferred tax assets during the period.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. When applicable, the Company accrues for the effects of uncertain tax positions and the related potential penalties and interest through income tax expense.

Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of June 30, 2015, the Company had unrecognized tax benefits of $0.1 million. As of September 30, 2014, the Company had no unrecognized tax benefits.

11.	Commitments and Contingencies

Leases

In March 2015 the Company amended its lease for office and laboratory space to expand the rented space and extend the lease term beginning in the fourth fiscal quarter of 2015. As amended, the lease expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $341 and $237 for the three months ended June 30, 2015 and 2014, respectively, and $821 and $711 for the nine months ended June 30, 2015 and 2014, respectively.

Future minimum lease payments for operating leases as of June 30, 2015 are as follows:

Year ending September 30,
2015	$382
2016	1,958
2017	2,010
2018	2,062
2019	2,117
Thereafter	6,494

Total	$15,023

In connection with the amended lease, the Company has outstanding a $608 and $436 letter of credit, collateralized by a money market account, as of June 30, 2015 and September 30, 2014, respectively. The Company classified such amounts as restricted cash.

Additionally the amended lease included approximately $600 in a tenant improvement allowance from the landlord, which allowance will be accounted for as a capital lease obligation.

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

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. Through our collaboration with AbbVie (formerly Abbott Laboratories), we have discovered protease inhibitors designed for use against the hepatitis C virus, referred to as HCV, including:

•	Paritaprevir, the protease inhibitor contained in AbbVie’s all-oral, interferon-free VIEKIRA PAK™ HCV treatment regimen, which was approved and first sold in the U.S. in December 2014 for genotype 1 HCV. VIEKIRAX™, another paritaprevir-containing HCV treatment, was approved in the EU in January 2015.

•	ABT-493, our next-generation protease inhibitor, which is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily oral treatment regimen for HCV. This combination of two direct-acting antivirals, or DAAs, is completing Phase 2 clinical trials in 2015. AbbVie plans to initiate Phase 3 trials before the end of 2015 and has a target date for approval in the U.S. in 2017.

In our fiscal 2015 through June 30, 2015, we have received $125 million in milestone payments for paritaprevir, and earned $20 million in royalties. We have $212 million in cash and marketable securities at June 30, 2015. With these resources, we are continuing to invest in research into inhibitors that attack other mechanisms necessary for replication and survival of HCV, particularly mechanisms such as cyclophilin inhibitors and nucleotide polymerase inhibitors that we expect will have high barriers to resistance and may be able to overcome emerging HCV resistance to the current approved therapies.

The reported worldwide sales of the new oral therapies for HCV totaled approximately $15 billion in 2014. We believe that aggregate annual worldwide sales of HCV therapies could increase during the next few years, and that the share of those sales represented by VIEKIRA PAK and other paritaprevir-containing regimens should increase our royalties as AbbVie’s HCV regimens continue to be introduced in more markets and for treatment of other HCV subpopulations.

We are also using our financial resources to build our internal research capabilities to advance several early stage programs to discover new chemical entities for the treatment of other diseases with significant unmet medical need, including our recently announced new focus area in non-alcoholic steatohepatitis, or NASH. We have utilized our internal chemistry and drug discovery capabilities and our collaborations to generate all of our development-stage programs, and we have active research efforts to broaden our drug pipeline. Our internal and external research expenses are increasing, as we expand our research effort.

The following table summarizes our product development pipeline in HCV antivirals and liver disease:

ENANTA Pharmaceuticals PIPELINE

PRODUCT CANDIDATE (GLOBAL PARTNER)	PRECLIN	PHASE 1	PHASE 2	PHASE 3	APPROVED	STATUS
HCV						
Protease inhibitor: paritaprevir-containing regimens (AbbVie)	(paritaprevir/r + NS5A + NNuc) ± RBV					GT1: Approved in the U.S. and EU. Marketed by AbbVie
	(paritaprevir/r + NS5A) + RBV					GT4: Approved in the U.S. and EU. Marketed by AbbVie
	(paritaprevir/r + NS5A)					GT1: Japan NDA under priority review
Next-generation protease inhibitor: ABT-493-containing regimens (AbbVie)	ABT-493 + Next-Gen NS5A					Phase 2b ongoing
NS5A inhibitor: EDP-239	EDP-239					Proof-of-concept study dosing completed in GT1
Cyclophilin inhibitor						Preclinical candidate identification ongoing
Nucleotide polymerase inhibitor						Preclinical candidate identification ongoing
LIVER DISEASE						
Non-alcoholic steato-hepatitis (NASH) **Primary biliary cirrhosis (PBC)**						Preclinical FXR agonist candidate identification ongoing

NOTE: "/r" refers to ritonavir; "NS5A" refers to AbbVie's NS5A inhibitor ombitasvir; "NNuc" refers to AbbVie's non-nucleoside polymerase inhibitor dasabuvir; "Next-Gen NS5A" refers to AbbVie's next-generation NS5A inhibitor ABT-530; "RBV" refers to ribavirin.

Our HCV portfolio includes inhibitors of four fundamental, validated HCV targets. Our first product, paritaprevir, previously known as ABT-450, is a protease inhibitor that was discovered through our collaboration with AbbVie. During the nine months ended June 30, 2015, we earned and recognized as revenue milestone payments from AbbVie totaling $125.0 million as a result of regulatory approvals in the U.S. and EU for the first regimens containing paritaprevir. On July 24, 2015 the FDA approved a paritaprevir-containing regimen for genotype 4 HCV patients. Additional regulatory reviews for paritaprevir-containing regimens are ongoing, including a priority review in Japan for a ribavirin-free regimen for genotype 1 HCV patients in that country. To date AbbVie has funded all research and development of our protease inhibitors since we entered into the collaboration in November 2006, and is responsible for obtaining regulatory approvals and commercializing paritaprevir, ABT-493 and any other follow-on products worldwide.

Our independent HCV research activities are focused on our cyclophilin inhibitor program, which is in preclinical development, as well as our NS5A inhibitor assets and our small-molecule drug discovery effort underway for nucleotide polymerase inhibitors. We are currently funding all research and development for our cyclophilin inhibitor, NS5A inhibitor and nucleotide polymerase inhibitor programs. We have prioritized our cyclophilin and nucleotide polymerase inhibitor-driven programs because we believe that high-barrier-to-resistance mechanisms are going to be increasingly important for the treatment of HCV patients, including those who have failed on current DAA therapies. We expect to incur substantially greater expenses if we advance any of these programs into clinical development.

In addition to our HCV and NASH programs, we used our internal research capabilities to discover a new class of antibiotics called Bicyclolides, which we were developing for the treatment of multi-drug resistant bacteria. For the periods included in this report this program has been funded under a September 2011 contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to develop our lead bicyclolide for biodefense purposes. After we communicated to NIAID our strategic decision to discontinue commercial development of this antibiotic candidate for non-biodefense indications, we and NIAID amended our contract in February 2015 to change its completion date to August 2015 upon our delivery of the study report for our Phase 1 study. Accordingly we do not expect to earn any significant additional revenue under this contract.

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

As of June 30, 2015, we had $211.9 million in cash, cash equivalents and short-term and long-term marketable securities.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years and in the nine months ended June 30, 2015. We expect that our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including its commercialization of paritaprevir-containing regimens and its continued advancement of the related development programs for paritaprevir and ABT-493. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of AbbVie’s regimen, we cannot be certain as to the extent of royalty payments related to paritaprevir or when or whether we will receive further milestone payments under this collaboration or whether we will report continuing net income in future years.

Financial Operations Overview

Revenue

For the periods included in this report, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. For the nine months ended June 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s new treatment regimens for HCV launched in the United States after its approval by the FDA in December 2014 and the EMA in January 2015. We have entered into three significant collaboration agreements since 2006 when we entered into our collaboration agreement with AbbVie. Our second collaboration was with Novartis, from February 2012 through September 2014, and since September 2011, we have had a contract with NIAID, which has funded the preclinical and early clinical development of our bicyclolide antibiotic product candidate since that time.

The following table is a summary of revenue recognized from our collaboration agreements and government contract for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$40,000	$125,000	$40,000
Royalties	11,390	—	19,743	—
NIAID contract	209	2,051	1,721	5,104

Total revenue	$11,599	$42,051	$146,464	$45,104

AbbVie Agreement

Each milestone payment received after we concluded our research obligations under the AbbVie agreement in June 30, 2011 has been recognized as revenue upon achievement of the milestone by AbbVie. During the year ended September 30, 2014, we earned and recognized as revenue a total of $40.0 million in milestone payments as a result of U.S. and EU regulatory filings by AbbVie for the first protease inhibitor product resulting from our collaboration with AbbVie. During the nine months ended June 30, 2015, we earned and recognized as revenue a total of $125.0 million of milestone payments related to AbbVie’s U.S. and EU regulatory approvals of combination treatment regimens containing paritaprevir. Under the terms of the AbbVie agreement, we are eligible to receive an additional future milestone payment of $30.0 million if AbbVie achieves commercialization regulatory approval in Japan of the first HCV treatment regimen incorporating one of our collaboration’s protease inhibitors. We expect to earn this payment in the quarter ending December 31, 2016. We are also eligible to receive annually tiered, double-digit royalties per product on AbbVie’s net sales, if any, allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, 50% of net sales of a 2-DAA regimen containing ABT-493 and 33 1⁄3% of net sales of a 3-DAA regimen containing ABT-493 will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

NIAID Contract

In December 2014, we communicated to NIAID our strategic decision not to continue commercial development of the antibiotic candidate for non-biodefense indications. In February 2015 we and NIAID amended our contract to decrease the total committed funding to a total of $21.0 million, of which we have received $18.3 million through June 30, 2015. We expect the contract to be completed in August 2015 upon our delivery of the study report for the Phase 1 clinical study.

We recognize revenue under this contract as research and development services are performed. We recognized revenue of $0.2 million and $2.1 million under this contract during the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $5.1 million during the nine months ended June 30, 2015 and 2014, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$6,253	$4,553	$16,140	$13,538
General and administrative	3,641	2,603	9,848	7,255

Total operating expenses	$9,894	$7,156	$25,988	$20,793

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

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and marketable securities balances.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Revenue	$11,599	$42,051
Research and development expenses	6,253	4,553
General and administrative expenses	3,641	2,603
Other income (expense):
Interest income	304	106
Interest expense	(2)	(5)
Change in fair value of warrant liability and Series 1 preferred stock	(17)	(65)
Income tax benefit	428	15,122

Revenue.

	Three Months Ended June 30,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$40,000
Royalties	11,390	—
NIAID contract	209	2,051

Total revenue	$11,599	$42,051

We recognized revenue of $11.6 million during the three months ended June 30, 2015, as compared to $42.1 million during the three months ended June 30, 2014. In December 2014, the FDA approved AbbVie’s new treatment regimen for HCV, containing our first product paritaprevir. During the three months ended June 30, 2015, revenue primarily consisted of royalties of $11.4 million on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir. During the three month ended June 30, 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its U.S. and European Union regulatory filings for the first regimen containing a collaboration compound. During the three months ended June 30, 2015, revenue related to our performance of services under our contract with NIAID was $0.2 million, compared to $2.1 million in the comparable quarter in 2014. The decrease in revenue from NIAID was due to our nearing completion of the contract, which we expect to complete in August 2015.

Research and development expenses.

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Development programs:
Antibiotic	$157	$1,468
Research and drug discovery	6,096	3,085

Total research and development expenses	$6,253	$4,553

Research and development expenses were $6.3 million in the three months ended June 30, 2015, as compared to $4.6 million for the same period in 2014. The $1.7 million increase was due primarily to a $3.0 million increase in expenses related to our early stage drug discovery programs, partially offset by a decrease in our NIAID antibiotic program of $1.3 million. We incurred increased research expenses in the second quarter of fiscal 2015 as compared to the 2014 quarter in our early stage drug discovery programs due to an increase in internal spending related to these programs, primarily due to increased headcount related to these programs.

General and administrative expenses. General and administrative expenses increased by $1.0 million from $2.6 million in the three months ended June 30, 2014 to $3.6 million for the same period in 2015. The increase was primarily due to increased stock-based compensation expense related to additional employee stock options and a higher value of our common stock, as well as additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was due to higher average investment balances in the third fiscal quarter of 2015 as compared to 2014 primarily due to the receipt of a total of $125.0 million of milestone payments from AbbVie in the second fiscal quarter of 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the three months ended June 30, 2015, we recorded an immaterial expense due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax benefit (expense). For the three months ended June 30, 2015 and 2014, we recorded an income tax benefit of $0.4 million and $15.1 million, respectively. The income tax benefit for the three months ended June 30, 2015 was primarily attributable to the research and development credits recognized during the period. During the quarter ended June 30, 2015, we performed a research and development tax credit study and recognized the incremental benefit upon completion in June 2015. During the three months ended June 30, 2015, the gross deferred tax assets increased by $0.7 million primarily as a result of the research and development credits recorded during the period. For the three months ended June 30, 2014, we used net operating loss carryforwards to offset our income before income taxes. The net income tax benefit during the 2014 period was due to our release of our valuation allowance which we maintained against our deferred tax assets.

Comparison of Nine Months Ended June 30, 2015 and 2014

	Nine Months Ended June 30,
	2015	2014
	(in thousands)
Revenue	$146,464	$45,104
Research and development expenses	16,140	13,538
General and administrative expenses	9,848	7,255
Other income (expense):
Interest income	660	329
Interest expense	(6)	(14)
Change in fair value of warrant liability and Series 1 preferred stock	142	(268)
Income tax benefit (expense)	(48,092)	15,122

Revenue.

	Nine Months Ended June 30,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$125,000	$40,000
Royalties	19,743	—
NIAID contract	1,721	5,104

Total revenue	$146,464	$45,104

We recognized revenue of $146.5 million during the nine months ended June 30, 2015, as compared to $45.1 million during the nine months ended June 30, 2014. During the nine months ended June 30, 2015, we earned and recognized as revenue $125.0 million in milestone payments under our collaboration with AbbVie as a result of U.S. and EU regulatory approvals for AbbVie’s paritaprevir-containing regimens, as well as royalties of $19.7 million on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir. During the nine months ended June 30, 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its U.S. and European Union regulatory filings for the first regimen containing a collaboration compound. Our government contract revenue was $1.7 million and $5.1 million during the nine months ended June 30, 2015 and 2014, respectively, under our contract with NIAID. The decrease in revenue from NIAID was due to our nearing completion of the contract which is expected in August 2015.

Research and development expenses.

	Nine Months Ended June 30,
	2015	2014
	(in thousands)
Development programs:
Antibiotic	$1,291	$3,842
Research and drug discovery	14,849	9,696

Total research and development expenses	$16,140	$13,538

Research and development expenses were $16.1 million in the nine months ended June 30, 2015, as compared to $13.5 million for the same period in 2014. The increase of $2.6 million from 2014 to 2015 was due primarily to a $5.2 million increase in preclinical expenses for our early stage drug discovery programs partially offset by a decrease of $2.5 million in our expenses for our NIAID program. We incurred increased research expenses in our early stage drug discovery programs due to an increase in internal spending related to these programs primarily due to increased headcount related to these programs.

General and administrative expenses. General and administrative expenses were $9.8 million during the nine months ended June 30, 2015 and $7.3 million during the nine months ended June 30, 2014. The increase of $2.5 million during the nine months ended June 30, 2015 was related primarily to an increase in stock-based compensation expense related to amortization of additional stock option grants to employees and a higher Black-Scholes value for these options granted in the later period due to the higher value of our common stock, as well as to an increase in insurance expense and additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was due to higher average investment balances in the third fiscal quarter of 2015 as compared to 2014 primarily due to the receipt of $125.0 million in milestone payments from AbbVie in the second fiscal quarter of 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants for our Series 1 nonconvertible preferred stock and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). During the nine months ended June 30, 2014, we recorded income due to a decrease in the fair value of our warrant liability during the nine months ended June 30, 2014 as a result of the remeasurement of the fair value of warrants for Series 1 nonconvertible preferred stock. During the nine months ended June 30, 2015 we recorded an expense of $0.2 million due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock. In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock.

Income tax benefit (expense). For the nine months ended June 30, 2015, we recorded an income tax provision of $48.1 million and income tax benefit of $15.1 million in the 2014 period. The income tax provision for the nine months ended June 30, 2015 was primarily attributable to the tax provision on the earnings of our operations, all of which are domestic. During the nine months ended June 30, 2015, we performed a research and development tax credit study and recognized the incremental benefit upon completion in June 2015. During the nine months ended June 30, 2015, the gross deferred tax assets decreased by $9.3 million primarily as a result of their utilization against tax liability on income before income taxes generated during the period. For the nine months ended June 30, 2014, we used net operating loss carryforwards to offset our income before income taxes. The net income tax benefit during the 2014 period was due to our release of our valuation allowance which we had previously maintained against our deferred tax assets.

Liquidity and Capital Resources

At June 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $211.9 million.

During the nine months ended June 30, 2015, we generated $79.0 million in cash from our operating activities. The following table shows a summary of our cash flows for the nine months ended June 30, 2015 and 2014.

	Nine Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$79,048	$25,111
Investing activities	$(92,284)	$(8,716)
Financing activities	$2,381	$1,120

Net cash provided by operating activities

During the nine months ended June 30, 2015, operating activities provided $79.0 million of cash. Cash provided by operating activities primarily resulted from our net income of $73.3 million and net non-cash charges of $13.2 million, partially offset by the net change in operating assets and liabilities of $7.3 million. Our net income in the period was primarily due to normal operating expenses and revenue consisting of $125.0 million in milestone payments received and $19.7 million in royalties from AbbVie and $1.7 million of reimbursement under our NIAID contract. Our net non-cash charges in the period primarily consisted of change in deferred tax assets of $11.1 million, $4.0 million of stock-based compensation expense and $1.7 million related to amortization of the premium on our marketable securities, which were partially offset by $1.8 million income tax benefit from exercise of stock options and premium on marketable securities of $2.1 million. The $8.6 million increase in accounts receivable and unbilled receivables was due to timing of our billings under the NIAID contract and royalty payments from AbbVie. The $2.2 million increase in accrued taxes payable is a result of the current tax provision on pretax income during the period offset by the use of deferred tax assets.

During the nine months ended June 30, 2014, operating activities provided $25.1 million of cash primarily due to our net income of $39.5 million partially reduced by non-cash items of $13.0 million and changes in our operating assets and liabilities of $1.3 million. Our net income in the period was primarily due to the milestone payments we earned and received during the third quarter of fiscal 2014. Non-cash items affecting income from operations during the nine months ended June 30, 2014 consisted primarily of benefit from deferred income taxes of $15.2 million and premium on marketable securities of $1.8 million, partially offset by stock-based compensation of $1.9 million and amortization of premium on marketable securities of $1.6 million, depreciation expense of $0.2 million and change in fair value of warrant and preferred stock liability of $0.3 million. The changes in our operating assets and liabilities resulted from in an increase in accounts receivable and unbilled receivables of $1.1 million, decrease in prepaid expenses of $0.2 million and decrease in accounts payable and accrued expenses of $0.4 million.

Net cash used in investing activities

During the nine months ended June 30, 2015, net cash used in investing activities was $92.3 million. Net cash used in investing activities during the period consisted primarily of $155.6 million used to purchase marketable securities offset by cash received from sales of marketable securities of $2.2 million and from maturities of marketable securities of $62.0 million.

During the nine months ended June 30, 2014, net cash used in investing activities was $8.7 million. Net cash used in investing activities during the period consisted primarily of $85.8 million of cash used for purchases of marketable securities, partially offset by $70.2 million of maturities and $7.4 million of sales of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended June 30, 2015 was $2.4 million and consisted of income tax benefit from exercise of stock options of $1.8 million and proceeds from exercise of stock options of $0.6 million.

Net cash provided by financing activities during the nine months ended June 30, 2014 consisted of proceeds received from the exercise of stock options of $1.0 million and income tax benefit from the exercise of stock options of $0.1 million.

Funding requirements

As of June 30, 2015, we had $211.9 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2015, will be sufficient to meet our anticipated cash requirements for the forseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended June 30, 2015 except for those related to our amended lease agreement as disclosed in Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future minimum lease payments for operating leases as of June 30, 2015 are as follows:

Year ending September 30,
2015	$382
2016	1,958
2017	2,010
2018	2,062
2019	2,117
Thereafter	6,494

Total	$15,023

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for us October 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $211.9 million at June 30, 2015, which consisted of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of June 30, 2015.

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

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon the development and commercialization efforts of AbbVie for combination therapies incorporating the protease inhibitors paritaprevir or ABT-493 for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of paritaprevir, ABT-493 (our next-generation protease inhibitor in clinical development) and any other protease inhibitors we discover, over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s potential commercialization of paritaprevir or ABT-493 in combination therapies. For example, AbbVie:

•	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for combination therapies incorporating one of our protease inhibitor product candidates in the various markets of the world where these therapies are being introduced and sold by AbbVie;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV;

•	may have to comply with additional requests and recommendations from the FDA, including additional clinical trials for paritaprevir or ABT-493;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies, and all necessary reimbursement approvals;

•	may be unable to successfully complete the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development or regulatory approval of ABT-493 or to the marketing and distribution of regimens containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our protease inhibitor candidates;

•	may not be able to manufacture our product candidates in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with our products or product candidate in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products and product candidates under our collaboration will be limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the further development and global commercialization of paritaprevir and the clinical development, regulatory approval and commercialization efforts related to ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

Our competitors may succeed in developing competing products and obtaining regulatory approval before we or any collaborator of ours does with our product candidates, or they may gain acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates in one or more disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a second competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, some combination of these factors, in order to overcome price competition and to be commercially successful.

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics, was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi™), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni™, a combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s Viekira Pak treatment regimen containing our collaboration’s paritaprevir was approved by the FDA. Other all-oral, next-generation treatment regimens are under development and may obtain regulatory approvals in other settings for the treatment of HCV. These other potential new treatment regimens may render AbbVie’s treatment regimens containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens in development involving multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Medivir, Merck, Regulus and Roche, as well as by our collaborator AbbVie.

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

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 2 or later stage clinical trials for NASH or related conditions. These companies include Alberio, Conatus, Galectin, Galmed, Genfit, Gilead, GSK, Intercept, NGM, Novo Nordisk, Raptor, Tobira and Shire. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including AstraZeneca, Boehringer Ingelheim, Cymabay, Durect, Islet, Medicnova, Nimbus, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

If we are not able to develop new products that can compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

We have not developed independently any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our future product candidates.

To date, AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to successfully address many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for any combinations of any of our cyclophilin inhibitors, NS5A inhibitors and nucleotide polymerase inhibitors for HCV, as well as for any of our research programs beyond HCV, we will need to successfully:

•	execute clinical development of our future product candidates and demonstrate acceptable safety and efficacy for them alone and, at least in the case of HCV, in combination with other drugs or drug candidates;

•	obtain required regulatory approvals for the development and commercialization of our future product candidates;

•	develop and maintain any future collaborations we may enter into for any of these programs;

•	obtain and maintain patent protection for our product candidates and freedom from infringement of intellectual property of others;

•	establish acceptable commercial manufacturing arrangements with third-party manufacturers;

•	build and maintain robust sales, distribution and marketing capabilities, either independently or in collaboration with future collaborators;

•	gain market acceptance for our future product candidates among physicians, payers and patients; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our future product candidates and expand our business or continue our operations.

If we are not successful in discovering further product candidates in addition to paritaprevir and ABT-493, our ability to expand our business and achieve our strategic objectives will be impaired.

Most of our internal research programs are at preclinical stages. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying additional potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying additional potential product candidates;

•	competitors may develop alternatives that render our future product candidates less commercially viable or obsolete;

•	competitors may obtain intellectual property protection that effectively prevents us from developing a potential product candidate;

•	a future product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and

•	a future product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

Additional drug candidates that we may develop will require significant research, preclinical and clinical studies, regulatory approvals and commitments of resources before they can be commercialized. We cannot give assurance that our research will lead to discovery of any additional drug candidates that will generate additional revenue for us. If we are unable to identify additional compounds suitable for preclinical and clinical development, we may not be able to obtain sufficient product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, and Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our future product candidates.

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

As we expand our research efforts and seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Expenses associated with development of our product candidates may cause our earnings to fluctuate from period to period.

Many of the preclinical and clinical development activities required for our product candidates will have to be contracted out to CROs at significant expense. It is difficult to accurately predict the timing of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our drug candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

In each of our 2012, 2013 and 2014 fiscal years, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves and we have not yet generated substantial revenue from product sales by AbbVie.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie. Future milestone payments are uncertain because AbbVie may choose not to continue research or development activities for our ABT-493 product candidate. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, we may not achieve the specified milestones, our product candidates may not be approved by the FDA or other regulatory authorities or, if they are approved, may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with our collaborators, or if any such product candidate or paritaprevir does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation;

•	the level of future sales of paritaprevir-containing regimens and the resulting levels of annually tiered royalties on paritaprevir, as well as the level of potential sales, if any, of ABT-493-containing regimens.

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

Clinical trials can be delayed for a variety of reasons, including delays related to:

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements;

•	delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	difficulty in recruiting suitable patients to participate in a trial;

•	difficulty in having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	problems with drug product or drug substance storage and distribution;

•	adding new clinical trial sites;

•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of DAAs for the treatment of HCV;

•	program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for one of AbbVie’s regimens containing a protease inhibitor. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve AbbVie’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie estimates that it will likely be 2017 before an NDA for one of AbbVie’s HCV treatment regimens containing one of our product candidates other than paritaprevir could be approved by the FDA or the EMA.

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

If we, or AbbVie in the case of our protease inhibitor product candidates, are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or AbbVie are required to conduct studies on the long-term effects associated with the use of such product candidates, efforts to commercialize such product candidates could be delayed or halted.

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

We, or only AbbVie in the case of paritaprevir or ABT-493, may delay or terminate the development of a product candidate at any time if we or AbbVie believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or only AbbVie in the case of paritaprevir or ABT-493, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie has the right to make decisions regarding the development and commercialization of paritaprevir and ABT-493 without consulting us, and may make decisions with which we do not agree.

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

We do not have a sales or marketing infrastructure and have no sales, marketing or distribution experience. We will seek to either build our own commercial infrastructure to commercialize any future products if and when they are approved, or enter into licensing or collaboration agreements where our collaborator is responsible for commercialization, as in the case of our collaboration with AbbVie, or where we have the right to assist in the future development and commercialization of such products.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of products containing paritaprevir or any other protease inhibitor product candidates licensed to AbbVie, if approved, as well as similar market acceptance of any future product candidates we plan to develop independently or in collaboration with others.

Paritaprevir, as well as ABT-493 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any products for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

•	the efficacy and safety of treatment regimens containing one of our product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics, payors and patients of any treatment regimen containing one of our product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment of regimens containing one of our product candidates in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities and successful negotiation of favorable agreements with payors by us or our collaborator, as well as the impact of any agreements among any of the foregoing and one or more of our competitors limiting access to our product in favor of one or more competitive products;

•	the continued growth and longevity of the HCV drug market;

•	the levels of funding for HCV treatment provided by government;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;

•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and

•	the effectiveness of our or our collaborators’ sales and marketing efforts.

If treatment regimens containing one of our product candidates are approved and then fail to achieve market acceptance, we may not be able to generate significant additional revenue. Further, if new, more favorably received therapies are introduced after any such regimen achieves market acceptance, then we may not be able to maintain that market acceptance over time.

Even if AbbVie successfully commercializes paritaprevir in its HCV treatment regimen, or even if we are, or AbbVie is in the case of ABT-493, able to commercialize any other treatment regimen containing one of our product candidates, the resulting products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $17.18 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by AbbVie regarding HCV treatment regimens containing any of our product candidates it is developing, including announcements regarding clinical or regulatory developments or our collaboration;

•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s paritaprevir-containing HCV treatment regimens or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to achieve commercial success;

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	our or our collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;

•	regulatory or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	our ability to commercialize our future product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.8 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the June 30, 2015 closing price of our common stock at $44.99 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $10.8 million as of June 30, 2015. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2015, we had outstanding 18,707,534 shares of common stock. In addition, 2,246,883 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of June 30, 2015, we have used approximately $33.5 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at June 30, 2015. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	—	—	—	—	X

10.2	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and nine months ended June 30, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 10, 2015

/s/ Paul J. Mellett
Paul J. Mellett
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.2	001-35839

10.1	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	—	—	—	—	X

10.2	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and nine months ended June 30, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X