Form 10-K
period 2015-09-30
ENANTA PHARMACEUTICALS INC
filed 2015-12-11
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2015, based on the last reported sale price of the registrant’s common stock of $30.62 per share was $572,279,471. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 30, 2015, was 18,795,071 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders scheduled to be held on February 11, 2016, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2015, are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the continued commitment of AbbVie, our collaborator, with respect to the development of product candidates incorporating paritaprevir or ABT-493;

•	the prospects and timing of preclinical studies and clinical trials of EDP-494 or any other product candidate of ours conducted by us or any collaborator of ours;

•	AbbVie’s abilities to obtain and maintain regulatory approvals of paritaprevir-containing therapies, or our or any collaborator’s abilities to do the same for therapies involving any of our other product candidates;

•	the timing and amount of any milestone payments or royalties from AbbVie;

•	the success of competing HCV drugs that are available now or become available later or other developments or projections relating to our competitors or our industry;

•	changes in our or any collaborator’s plans to develop and commercialize our product candidates;

•	the rate and degree of market acceptance of paritaprevir-containing therapies or any of our product candidates and any combination therapies developed by AbbVie or us;

•	the size and growth of the potential markets for our products and product candidates and our abilities to serve those markets ourselves or with a collaborator, including our belief that substantial opportunities exist for improved treatments in HCV and other liver diseases;

•	our ability to obtain and maintain intellectual property protection for our product candidates and operate our business without infringing on the intellectual property rights of others;

•	the loss of any of our key scientific or management personnel;

•	regulatory developments in the United States and foreign countries affecting disease indications for our product candidates or anti-infective drugs generally;

•	the performance of third-party manufacturers of our products and product candidates, including any collaborators;

•	the accuracy of our estimates regarding our future expenses and revenues, and the sufficiency of our financial resources;

•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

•	our ability to obtain and maintain collaborators for our development programs or to otherwise obtain additional funding for the development of our proprietary product candidates; and

•	our financial performance.

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

For the year ended September 30, 2015

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our lead product, paritaprevir, a protease inhibitor designed for use against the hepatitis C virus, referred to as HCV, is a key compound in AbbVie’s marketed HCV treatment regimens. We also have a second HCV protease inhibitor in phase 3 development with AbbVie, as well as a wholly-owned HCV program using a different class of molecules known as cyclophilin inhibitors, which we plan to take into clinical trials in the first quarter of calendar 2016. In addition, we have a program in non-alcoholic steatohepatitis, or NASH, which we also plan to take into clinical trials in calendar 2016, as well as discovery programs in other areas of viral infection and liver disease.

Our HCV protease inhibitors have been discovered and developed through our collaboration with AbbVie (formerly Abbott Laboratories), including:

•	Paritaprevir: Paritprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other all-oral, interferon-free HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. VIEKIRA PAK was approved and first sold in the U.S. in December 2014 for treatment of genotype 1 HCV, the most prevalent genotype of HCV in the U.S., EU and Japan. A regimen containing paritaprevir and only one other direct-acting antiviral, or DAA, is now approved in Japan (VIEKIRAX®, September 2015) for the treatment of genotype 1 HCV and in the U.S. (TECHNIVIE™, July 2015), EU (VIEKIRAX, January 2015) and other countries for the treatment of genotype 4 HCV.

•	ABT-493: Our next-generation protease inhibitor, ABT-493, is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie completed two Phase 2 clinical trials of this investigational 2-DAA treatment and reported results in November 2015:

•	After 12 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 100% in genotype 1 HCV patients, 96% in genotype 2, and 93% in genotype 3.

•	Data after 8 weeks of treatment in non-cirrhotic genotype 1 chronic HCV patients demonstrated an SVR12 rate of 97%.

In November 2015 AbbVie initiated its ENDURANCE-1 study, the first in a series of phase 3 studies of this next-generation combination treatment. ENDURANCE-1 will study 8-week and 12-week courses of this 2-DAA combination in non-cirrhotic genotype 1 HCV patients. AbbVie is planning for the first approval of this treatment in the U.S. in 2017.

In our fiscal 2015, we received $125 million in milestone payments for commercialization regulatory approvals of paritaprevir, and we earned $34.1 million in royalties on its allocated portion of AbbVie’s net sales of paritaprevir-containing HCV regimens. We had $209.4 million in cash and marketable securities at September 30, 2015, exclusive of the $14.3 million in royalty receivables due us from AbbVie at that date and exclusive of the $30 million milestone payment we earned in November 2015 upon reimbursement approval of VIEKIRAX in Japan. These existing resources will allow us to continue to invest for the foreseeable future in our current research and development programs, which include the following:

•

We have a cyclophilin inhibitor, EDP-494, which we are preparing for clinical trials in HCV in the first quarter of calendar 2016 to demonstrate its potential benefit as a host targeted antiviral, or HTA.

Cyclophilin is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. We believe that cyclophilin inhibitors will be particularly valuable in the presence of resistance associated variants, or RAVs, of HCV. The presence of pre-treatment, or baseline, RAVs in treatment-naïve patients, and the emergence of treatment emergent RAVs in treatment-experienced patients, can result in reduced ability to eradicate the HCV virus. Since cyclophilin is a host human target, and not a viral target, cyclophilin inhibitors are not affected by changes in the virus and, therefore, use of this class of inhibitor may provide a unique solution for a subset of hard-to-treat HCV patients. We plan to develop EDP-494 for use in combination with one or more DAAs for the treatment of any emerging HCV resistance to currently approved therapies and other therapies under development for HCV that use DAAs. It is also possible that an EDP-494-containing regimen may find utility in other hard-to-treat subpopulations of HCV patients.

•	We are also working on several compounds that selectively bind to and activate the farnesoid X receptor, referred to as FXR agonists, which we plan to develop for use in the treatment of non-alcoholic steatohepatitis, or NASH, and possibly primary biliary cholangitis, or PBC, both of which are liver diseases with very few therapeutic options. We plan to initiate clinical trials of an FXR agonist candidate in 2016.

•	We also have other early stage programs to discover new chemical entities for the treatment of other diseases with significant unmet medical need.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Our Strategy

Our primary objective is to become a leader in the field of viral infections and liver disease, with a focus on antiviral targets such as HCV and liver diseases such as NASH and PBC. Our strategy includes the following key elements:

•	Use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. Our existing financial resources and any future royalty revenues from our AbbVie collaboration will provide us substantial resources to fund our research and development programs. We had $209.4 million in cash and marketable securities at September 30, 2015. In addition, before AbbVie had begun marketing VIEKIRAX in Japan, our royalty revenue from paritaprevir was running at a rate of approximately $14.3 million per quarter at our 2015 fiscal year-end, or approximately $57 million on an annualized basis.

•	Develop independently our own cyclophilin inhibitor compound for use in combination therapies for treatment of existing and emerging HCV RAVs. We are developing our cyclophilin inhibitor, EDP-494, which we are preparing for clinical trials beginning in the first quarter of calendar 2016. Once we demonstrate clinical data and possible proof-of-concept of EDP-494 in HCV, we will consider potential combinations of this compound with other high-barrier-to-resistance compounds for the treatment of HCV RAVs.

•	Develop independently our own novel treatment options for NASH and PBC. We are focusing efforts to identify potent and efficacious agonists of the farnesoid X receptor, or FXR, for the treatment of NASH and PBC. Recently, an FXR agonist developed by Intercept, obeticholic acid (OCA), has been shown to have efficacy in phase 3 PBC trials and phase 2b NASH trials. We are seeking to develop novel FXR agonists with improved efficacy and safety properties versus OCA and other published FXR agonists.

•	Invest in research and early-stage development of product candidates. We are continuing to invest significant resources in research programs and early-stage development of product candidates in an effort to identify and advance additional compounds that have the potential to address significant unmet medical needs in infectious disease and liver disease. We plan to announce one or more of these programs in calendar 2016. In addition, we may seek to augment our pipeline through the acquisition or in-licensing of external assets and/or technologies.

•	Collaborate, where appropriate, with pharmaceutical partners to accelerate the development and commercialization of our proprietary compounds. Strategic partnerships allow us to join forces with collaborators with substantially greater resources and late-stage development and commercialization expertise as we seek the right combinations for treatments for RAVs of HCV or potentially for NASH. Our decisions regarding our proprietary programs will be based on the results of our early phase clinical trials and the potential for combination with one or more drugs targeting other mechanisms of action of either of these diseases.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in HCV antivirals and liver diseases:

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

An estimated 150 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. More than 350,000 people die every year from HCV-related liver diseases. The CDC estimated in 2015 that approximately 3.2 million people in the United States are chronically infected with HCV, with an estimated 29,000 new infections in 2013, the most recent year for which the CDC published data. We believe that the chronically infected population remains largely untreated, even with the introduction of several new regimens beginning in 2013. The reported worldwide sales of the first of the currently available therapies for HCV (sofosbuvir and simeprevir) in 2014 totaled approximately $15 billion. With the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, worldwide sales of the four leading HCV therapies in the first nine months of 2015 totaled approximately $15.9 billion. In its November 2015 “Global Medicines Use in 2020”, the IMS Institute for Healthcare Informatics estimated that the worldwide market for HCV treatments will report increase to approximately $36 billion by 2020, of which $30 billion is projected to be in the developed countries of the world.

HCV is a small, single-stranded RNA virus. The specific genetic makeup, or genotype, of the virus can vary and at least six genotypes have been characterized in HCV-infected patients, with over 50 sub-types identified. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters (e.g., genotype 1a). HCV genotypes 1, 2, 3 and 4 are found worldwide, but their prevalence varies among geographic regions. Genotype 1, including its subtypes 1a and 1b, is the most common genotype globally, accounting for approximately 74% of all HCV infections. It is estimated that patients with genotype 2 or 3 represent approximately 12% of the worldwide chronically infected HCV population, with approximately 6% comprised of genotypes 4 through 6 and the remaining 8% of patients in other undesignated categories. The specific genotype and subtype of HCV in a patient appears to play a significant role in the degree of efficacy of standard of care therapy. Genotype 1a is the most common genotype in North America, and genotype 1b is the most common in Europe and Japan.

Since the discovery of the virus in the late 1980s, considerable progress has been made in the treatment of HCV-infected individuals. The standard of care for HCV traditionally consisted of weekly injections of interferon, a protein that interferes with viral replication, with twice-daily dosing of ribavirin for 24 to 48 weeks. Ribavirin is a broad-spectrum drug that prevents the replication of a number of DNA and RNA-based viruses. This regimen was moderately effective in many patients, resulting in a cure in only about 50% of genotype 1-infected patients. Medical practice defines a “cure” as the point at which there is no quantifiable virus in a patient’s blood for a sustained period of time after cessation of therapy, which is often referred to as a sustained virologic response, or SVR.

Recently introduced treatment regimens contain direct acting antivirals, or DAAs, with initial approvals coming for the protease inhibitor class of DAAs. The first two protease inhibitors approved, telaprevir (Incivek®, Vertex Pharmaceuticals) and boceprevir (Victrelis®, Merck), showed cure rates of approximately 70% in genotype 1-infected patients, when co-administered with an interferon-based regimen. Telaprevir and boceprevir were approved in 2011 for use in combination with interferon and ribavirin in patients infected with genotype 1 virus, and combination therapy incorporating a protease inhibitor emerged as a new standard of care for a segment of HCV patients. In November 2013 the FDA approved a new protease inhibitor from Janssen Therapeutics, simeprevir (Olysio®), for the treatment of genotype 1 chronic hepatitis C in adult patients with compensated liver disease. Simeprevir showed cure rates of up to 80% in genotype 1-infected patients. However, the once-daily treatment was approved only for use with pegylated interferon and ribavirin. In December 2013, the FDA approved Gilead’s sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme. Sofosbuvir is a once-a-day treatment given in combination with ribavirin for the treatment of chronic hepatitis C in adult patients with genotype 2 or 3 infection. Sofosbuvir was also approved in combination with pegylated interferon and ribavirin for the treatment of chronic hepatitis C in treatment-naïve adult patients with genotype 1 (the predominant genotype in the major world markets) and genotype 4 infection. However, medical practice quickly evolved to use a combination of sofosbuvir and simeprevir for these genotypes, which the FDA then approved in November 2014 for genotype 1 patients. Meanwhile, in October 2014, the FDA approved Gilead’s Harvoni®, an interferon-free combination therapy containing sofosbuvir and an NS5A inhibitor, as a once-a-day treatment for genotype 1 infection. AbbVie’s 3-DAA regimen (VIEKIRA PAK®) was then approved by the FDA in December 2014. Gilead, AbbVie, Janssen and Merck are all developing next generation DAAs for use in various combinations for specific subpopulations and, in some cases, for use across several of the genotypes, which is referred to as pan-genotypic.

While the recently approved treatments for HCV have provided significant benefit to HCV patients, as will others still in development, to date these treatments do not provide 100% cure rates for all HCV patients. We believe that emergent RAVs will result in a new population of patients who have failed existing treatments and that there may continue to be significant opportunity for a new combination therapy that can address these treatment failures. Accordingly, we believe there remains a significant unmet medical need in the HCV field, which is likely to grow as more patients receive treatment and some portion of them are not cured.

Scientific Background

Most of the new approved therapies and others under development targeting HCV focus directly on the viral life cycle and proteins that are critical to HCV replication. Replication of the HCV genome occurs on intracellular membranes and requires the participation of multiple viral proteins, some of which have enzymatic activities. Agents, often referred to as inhibitors, that target viral proteins directly are generally referred to as direct acting antivirals, or DAAs. Current DAA therapies typically include some combination of one or more inhibitors of the NS3 protease, the NS5A protein, and the NS5B polymerase. In addition to targets in HCV itself, there are human host proteins that are critical to viral replication. Inhibitors that interfere with host targets resulting in antiviral activity are referred to as host-targeted antivirals, or HTAs. One of the most promising HTA approaches to HCV treatment focuses on the human host protein known as cyclophilin A, or cyclophilin.

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

NS5A. The NS5A protein has key roles in both the RNA replication of HCV and modulation of the physiology of its host cell in the body. Research has shown that targeting NS5A gives rise to profound antiviral activity, and as a result, this protein has emerged as an additional important DAA target for anti-HCV drugs.

NS5B Polymerase. HCV is a single-stranded RNA virus, and NS5B is an HCV RNA polymerase responsible for synthesis of new HCV RNA, allowing the HCV genome to be copied and the virus to survive and replicate. Two separate classes of DAA inhibitors of NS5B polymerase are used as treatments for HCV. Nucleoside/nucleotide inhibitors of NS5B directly inhibit the active site of that enzyme and prevent further elongation of the RNA, and thus are equally active against all HCV genotypes. A second class, known as non-nucleoside inhibitors, affects replication of the RNA by altering the shape of the enzyme at remote sites on the enzyme surface so that any given inhibitor is usually only active against certain HCV genotypes.

Cyclophilin. Viral function requires an interaction of the viral protein NS5A with the human host protein known as cyclophilin. Inhibitors that interfere with this NS5A-cyclophilin interaction would essentially provide a treatment that protects the human host cells from infection by the virus. Several studies using the immunosuppressive drug cyclosporine A, a known cyclophilin inhibitor, support the clinical validation of cyclophilin as an HTA for treatment of HCV infection. However, the immunosuppressive activity of cyclosporine A and associated side effects limit its clinical use and thus an effective cyclophilin inhibitor for HCV would need to be devoid of immunosuppressive activity. Clinical proof-of-concept of a cyclophilin inhibitor was established with alisporivir, a non-immunosuppressive cyclosporine A derivative that has demonstrated effectiveness against many HCV genotypes and as a high barrier to HCV resistance, with no cross-resistance with several DAAs.

Our Evolving Approach to the Development of Treatments for HCV

We have successfully identified clinical development candidates for inhibitors of three of the fundamental, validated targets within the HCV field, including inhibitors of two of the critical proteins of HCV replication, the NS3 protease and the NS5A protein, as well inhibitors of the human host protein cyclophilin, which the hepatitis C virus co-opts into its viral replication machinery. We have already combined our protease inhibitors with AbbVie’s marketed HCV therapies and its next-generation therapy currently in phase 3 clinical development. In addition, we are planning to advance EDP-494, our lead cyclophilin inhibitor, into clinical trials in the quarter ending March 31, 2016 and, if successful, we plan to explore its further development in combination with one or more other high-barrier-to-resistance mechanisms to inhibit the replication of HCV and its RAVs.

Paritaprevir, the Protease Inhibitor in AbbVie’s marketed therapies for HCV Infection

Our protease inhibitor, paritaprevir, was discovered through our collaboration with AbbVie. Co-administration of paritaprevir with ritonavir, which we refer to together as paritaprevir/r, combines paritaprevir with a commonly used boosting agent that increases the blood concentrations of many protease inhibitors and has enabled once-daily dosing of paritaprevir. AbbVie developed paritaprevir/r in a 3-DAA combination with its non-nucleoside polymerase and NS5A inhibitors, with or without ribavirin, for treatment of genotype 1 HCV patients, which was approved in the U.S. in December 2014 and in the EU in January 2015. This 3-DAA combination is sold as VIEKIRA PAK in the U.S. and as VIEKIRAX®+EXVIERA® in the EU for non-cirrhotic patients and those with early stage, or compensated, cirrhosis. In genotype 1a and 1b HCV patients AbbVie’s clinical trials showed SVR rates of 90-100% depending on the patient and group. AbbVie also markets a 2-DAA combination with the same NS5A inhibitor for genotype 4 HCV patients in the U.S. and EU under the name VIEKIRAX, which is also approved for genotype 1 patients in Japan.

AbbVie continues to advance its paritaprevir-containing regimens through regulatory and reimbursement approvals worldwide. In addition, in December 2015 AbbVie’s New Drug Application (NDA) was accepted by the FDA for a fixed-dose formulation of the active components of VIEKIRA PAK, which would simplify the dosage for genotype 1 HCV patients to three identical pills taken once daily. Since AbbVie began marketing its paritaprevir-containing regimens in 2015, it reported gross sales of those regimens totaling $469 million in the quarter ended September 30, 2015, which resulted in the payment of $14.3 million of royalties to us.

ABT-494, Next-Generation HCV Protease Inhibitor

AbbVie is also developing a next-generation protease inhibitor, ABT-493, discovered within the Enanta-AbbVie collaboration. AbbVie has co-formulated ABT-493 with AbbVie’s next-generation NS5A inhibitor, ABT-530 for development as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie completed two Phase 2 clinical trials of this investigational 2-DAA treatment and reported results in November 2015. After 12 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 100% in genotype 1 HCV patients, 96% in genotype 2, and 93% in genotype 3. Data after 8 weeks of treatment in non-cirrhotic genotype 1 chronic HCV patients demonstrated an SVR12 rate of 97%.

In November 2015 AbbVie initiated its ENDURANCE-1 study, the first in a series of phase 3 studies of this next-generation combination treatment. ENDURANCE-1 will study 8-week and 12-week courses of this 2-DAA combination in non-cirrhotic genotype 1 HCV patients. AbbVie is planning for the first approval of this treatment in the U.S. in 2017.

EDP-494, Cyclophilin (Cyp) Inhibitor for HCV Infection

In anticipation of resistance arising to DAA HCV therapy that targets viral proteins, we have been developing an alternative HTA approach that targets the human host protein, cyclophilin, which is essential for replication of HCV.

Interruption of Viral Replication of HCV RNA by Cyclophilin Inhibitor

Abbreviation:	CypA refers to cyclophilin A

We have demonstrated in replicon assays that our lead cyclophilin-targeting inhibitor, EDP-494, is a potent inhibitor of HCV replication in wild-type virus and in virus with resistance associated variants (RAVs) and is more potent than the clinical stage cyclophilin inhibitor alisporivir. Typically, cyclophilin inhibitors are based on the structures of cyclosporine A, which is known to be immunosuppressant with associated side effects that limit its clinical use. Based on our understanding of the structural elements of cyclosporine A that contribute to immunosuppressive activity, we have designed those elements out of our cyclophilin inhibitors and have confirmed a lack of in vitro immunosuppressive activity. We have advanced EDP-494 through preclinical studies and plan to study it in clinical trials beginning in the first quarter of calendar 2016.

EDP-239, an NS5A Inhibitor for HCV Infection

We have also discovered EDP-239, an NS5A inhibitor. This compound has demonstrated potent activity against major genotypes in the replicon assay, which is a common in vitro test for determining potency of an active compound in reducing HCV replication. EDP-239 successfully completed phase 1 studies in 2015, including a proof-of-concept study, but its further development will depend upon its potential utility as an additional component of an EDP-494 containing combination therapy, which will be determined after early clinical trials of EDP-494.

Nucleotide Polymerase Inhibitor Program for HCV Infection

We have a small-molecule drug discovery effort underway for inhibitors of nucleotide polymerase, which is a clinically validated mechanism that is less susceptible to HCV resistance. We are seeking to advance novel candidates that have the requisite characteristics to make them viable contenders for further development in combination with EDP-494. If we are ready to study EDP-494 in combination studies before we have identified a nucleotide polymerase inhibitor of our own, we will shift our focus to external compounds of that inhibitor class that are already in clinical development or otherwise available.

Our FXR Program

Background and Overview of NASH and PBC Market

Non-alcoholic fatty liver disease (NAFLD) is the accumulation of excessive fat in the form of triglycerides, a process known as steatosis, in liver cells that is not caused by alcohol. It is normal for the liver to contain some fat. However, if more than 5% – 10% of the liver’s weight is fat, then it is called a fatty liver. A subgroup of these patients have liver cell injury and inflammation in addition to excessive fat (steatohepatitis). Progression of this condition leads to non-alcoholic steatohepatitis (NASH). NASH is widely considered to be the liver expression of metabolic diseases related to type 2 diabetes, insulin resistance, obesity, hyperlipidemia and hypertension.

According to the World Gastroenterology Organization Global Guidelines 2014, NASH is an increasingly common chronic liver disease with worldwide distribution that is closely associated with diabetes and obesity, which have both reached epidemic proportions. It is estimated that there are at least 1.46 billion obese adults worldwide. Approximately 6 million individuals in the USA are estimated to have progressed to NASH and some 600,000 to NASH-related cirrhosis. NASH and NAFLD are now considered the number one cause of liver disease in Western countries.

Currently, there are no approved treatments for NASH. While patients presenting with NASH are counseled on life style modifications, new effective treatments are urgently needed, particularly in the setting of advanced fibrosis and cirrhosis. Currently, two advanced Phase 3 trials are initiating in NASH, conducted by Intercept Pharmaceuticals and Genfit. In addition, several large Phase 2b studies are underway, including those from Tobira, Galmed, Galectin, and Gilead. In addition, earlier stage trials are ongoing from a number of companies.

Primary biliary cholangitis (formerly known as primary biliary cirrhosis), or PBC, is a chronic, or long-term, disease of the liver that slowly destroys the medium-sized bile ducts within the liver. Bile is a digestive liquid that is made in the liver. It travels through the bile ducts to the small intestine, where it helps digest fats and absorb fatty vitamins.

In patients with PBC, the bile ducts are destroyed by inflammation. This causes bile to remain in the liver, where gradual injury damages liver cells and causes cirrhosis, or scarring of the liver. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function, leading to potential liver failure, liver transplantation or hepatocellular carcinoma. While PBC is a relatively rare disease (in the U.S., the incidence has been estimated as 4.5 cases for women and 0.7 cases per 100,000 for men), it remains as one of the major causes of liver failure and/or the need for liver transplant.

Currently, there is only one approved drug for PBC, ursodeoxycholic acid, also known as ursodiol. Ursodiol is a naturally occurring bile acid found in small quantities in normal human bile. When given at high doses to PBC patients, many respond with improved liver function. However, a significant number of patients do not respond to ursodiol, and thus new treatments are urgently needed.

Agonists of the farnesoid X receptor, or FXR agonists, have shown promising activity in many preclinical models of liver disease. One FXR agonist, OCA from Intercept Pharmaceuticals, has already demonstrated clinical efficacy in both NASH and PBC. We believe that new FXR agonists may provide substantial therapeutic benefit in NASH and PBC and may overcome some the potential shortcomings of OCA, including limited effects on resolution of NASH, elevation of LDL, and pruritis.

Scientific Background

The farnesoid X receptor, or FXR, is a nuclear hormone receptor that functions to modulate gene expression in response to various metabolic stimuli. FXRs are expressed at high levels in the liver and intestine. Bile acids have been identified as important physiological ligands for FXRs, able to bind and activate the receptor. The downstream gene modulation resulting from bile acid engagement of FXRs not only contribute to the regulation of bile acid synthesis and metabolism, but is also involved in a number of other metabolic processes, in particular lipid metabolism. More recently, it has been discovered that bile acids, via FXR, are able to promote insulin sensitivity and decrease lipid synthesis in the liver. In addition, studies have shown that bile acid-dependent FXR activation is able to provide beneficial effects on fibrosis in the liver as well. For these reasons, FXR is considered to be a viable target for NASH. Indeed, recent Phase 2b trials with obeticholic acid, a synthetic analog of natural bile acids known to activate FXR, demonstrated efficacy in NASH patients. In PBC, improved outcomes would be expected due to the reduction of bile acid synthesis by activation of FXR. OCA has also demonstrated efficacy in a Phase 3 trial in PBC.

Our Approach to the Treatment of NASH and PBC

Even through there has been clinical validation demonstrated by the prototypical FXR agonist OCA, we believe that there is opportunity for treatment that shows improvements in potency and efficacy and reductions in potential safety liabilities for the treatment of NASH and PBC. Using our strong chemistry capabilities, we have undertaken the discovery and development of new FXR agonists that we believe may provide substantial improvements over currently known FXR agonists. We intend to advance our agents through preclinical testing and aim to move a candidate into the clinic in 2016.

Drug Discovery and Chemical Development

We have internally developed all of the initial compounds in our research and development programs. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology, with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of antiviral and other product candidates.

We focus on infectious disease and liver disease indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team. The final selection is based on the possibility of being able to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

Bicyclolide Antibiotics

Through our internal chemistry efforts, we created a new family of antibiotics called Bicyclolides to overcome resistance associated with existing macrolide antibiotics. The main focus of our antibiotic work had been on new mechanisms targeting resistant, Gram-positive pathogens, including bacteria resistant to currently marketed macrolides. In September 2011, National Institute of Allergy and Infectious Diseases, or NIAID, contracted for us to undertake the initial clinical development of our lead product candidate, which NIAID wanted to investigate as a medical biodefense countermeasure against several pathogens. NIAID funded our preclinical and early clinical development of this candidate. Based primarily on the competitive landscape for antibiotics for Gram-positive bacterial infections, in December 2014 we decided not to continue commercial development of our antibiotic program. Given that we were no longer pursuing a commercial indication for our lead antibiotic candidate, we and NIAID amended our contract so that it was completed in August 2015 upon our delivery of the study report for the Phase 1 clinical study. We are not currently conducting any research in the field of antibiotics.

Collaboration and License Agreements

AbbVie

We entered into a Collaborative Development and License Agreement with Abbott Laboratories in November 2006 to develop and commercialize HCV NS3 and NS3/4A protease inhibitors. The agreement, which was amended in January and December 2009, was assigned to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie. Under the agreement, we have granted AbbVie an exclusive, worldwide, royalty-bearing license, including a right to grant sublicenses, to specified intellectual property, including several issued U.S. patents, relating to protease inhibitors. We also granted AbbVie access to our drug discovery capabilities in the HCV NS3 and NS3/4A protease inhibitor field. AbbVie granted us a co-exclusive (together with AbbVie), royalty-free, fully paid license, without the right to grant sublicenses, to certain of AbbVie’s intellectual property, AbbVie’s interest in joint intellectual property and improvements discovered by AbbVie, for the purpose of allowing us to conduct certain development and commercialization activities in the United States relating to protease inhibitors. AbbVie is responsible for and funds all costs associated with the development, manufacturing and commercialization of paritaprevir, ABT-493 and any other compounds under this agreement. We are eligible to receive milestone payments and royalties with respect to these compounds. So long as a product candidate is being developed or commercialized under the agreement, we undertake not to conduct any activity, or grant licenses to a third party, relating to protease inhibitors.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound is paritaprevir, and ABT-493 is the next-generation compound under development. The first clinical milestone for paritaprevir was achieved in 2010. Through September 30, 2015, we have received from AbbVie a total of $285 million, consisting of an upfront license payment, research funding, milestone payments and an initial preferred stock financing. In addition, we have earned a total of approximately $34 million in royalties on AbbVie’s net sales of HCV products allocable to paritaprevir in the year ended September 30, 2015.

In November, 2015, we also earned a final paritaprevir-related milestone payment of $30 million upon AbbVie’s achievement of reimbursement approval of VIEKIRAX in Japan, and we are eligible to receive additional milestone payments totaling up to $80 million upon AbbVie’s achievement of commercial regulatory approval milestones for any ABT-493-containing treatment in selected world markets similar to those for paritaprevir.

We are eligible to receive annually tiered royalties ranging from the low double digits up to twenty percent, or up to the high teens on a blended basis, based on the annual net sales of each product developed under the agreement. However, if a product is determined to be a combination product, as was the case for paritaprevir and is expected to be the case for ABT-493, the net sales of the combination product will be adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on estimated fair market value. This means that AbbVie’s worldwide annual net sales of a combination product will first be allocated to determine the royalty-bearing portion, and then multiplied by the annually tiered royalty rates to determine Enanta’s actual royalty for a given year. In October 2014 we entered into an amendment to our agreement with AbbVie to finalize the net sales allocations for regimens containing paritaprevir, as well as for any regimen containing ABT-493. Under the terms of this agreement, 30% of net sales of a 3-DAA regimen containing paritaprevir are allocated to paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir are allocated to paritaprevir. For ABT-493, 50% of net sales will be allocated for a 2-DAA regimen and 33 1⁄3% for a 3-DAA regimen. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient.

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

NIAID Contract

In September 2011, we were awarded a contract from NIAID to fund preclinical and early clinical development of our lead candidate in a new class of bridged bicyclic antibiotics known as Bicyclolides. The lead candidate was under development by NIAID for use by the U.S. government as medical biodefense countermeasures against multiple bacteria found in anthrax, plague and tularemia.

The contract was completed in August 2015. Under the terms of the NIAID contract, which was completed in August 2015, NIAID has paid us research and development funding totaling approximately $18.7 million through September 30, 2015, and there may be additional payments to us in connection with final reconciliation of payments due under the contract.

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

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH and other viral diseases and liver diseases that we may target in the future.

Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development. Our competitors may succeed in developing competing products and obtaining regulatory approval before we or any collaborator of ours does with our product candidates, or they may gain acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates in one or more disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a second competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, in order to overcome price competition and be commercially successful.

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek™ (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio™) from Janssen Therapeutics, was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead, for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb, or BMS, gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni®, a fixed-dose combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s VIEKIRA PAK treatment regimen containing our collaboration’s paritaprevir was approved by the FDA, and since then approvals of other paritaprevir-containing regimens and Harvoni followed in the EU and Japan. In July 2015, BMS received approval in the U.S. for daclatasvir in combination with sofosbuvir for genotype 3 HCV patients. Also in that month, the FDA approved the paritaprevir-containing regimen TechnivieTM from our partner Abbvie for genotype 4 HCV patients. Other all-oral, next-generation treatment regimens are under development at Merck and Gilead and may obtain regulatory approvals in other settings for the treatment of HCV in the next year. These other potential new treatment regimens may render AbbVie’s treatment regimens containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens, a number of which remain under active development and involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, BMS, Gilead, Johnson & Johnson, Medivir, Merck, Regulus and Roche, as well as by our collaborator AbbVie.

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, reimbursement coverage, price, patent position, the availability and cost of supply, marketing and sales capabilities, and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborator are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

Though there is currently no approved treatment for NASH and just one for PBC (ursadiol), we expect significant competition from other companies in the development of new treatments for these and related liver conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 2 or later stage clinical trials for NASH or related conditions. These companies include Alberio, Conatus, Galectin, Galmed, Genfit, Gilead, GlaxoSmithKline, Intercept, Novartis, Novo Nordisk and Tobira. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including AstraZeneca, Boehringer Ingelheim, Cymabay, Durect, Islet, Medicnova, Metabolic Solutions Development Company, NGM, Nimbus, Poxel, Shire, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

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

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie included as of September 30, 2015, 48 issued U.S. patents, with five U.S. non-provisional applications, 237 issued foreign patents and approximately 206 foreign non-provisional applications. The issued United States patents and the applications, if granted, will expire between 2023 and 2035 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers. AbbVie is a joint owner of a number of these patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

HCV NS5A Inhibitor Program. Our patent portfolio directed to our HCV NS5A inhibitor program included as of September 30, 2015, 27 issued U.S. patents, three U.S. non-provisional applications, 11 issued foreign patents, 11 foreign non-provisional applications and one PCT application. The issued United States patents and the applications, if granted, will expire between 2030 and 2034 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

Cyclophilin Inhibitor Program. Our ongoing research activities include identifying compounds that inhibit cyclophilin, a protein in the human body that has been shown to be involved in HCV replication. Our current portfolio directed to cyclophilin binders for the treatment of HCV included as of September 30, 2015, nine issued U.S. patents, two U.S. non-provisional applications, one U.S. provisional application, one PCT application, nine granted foreign patents and eight foreign non-provisional applications. The issued United States patents and patent applications, if granted, will expire between 2030 and 2035 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

Antibacterial Program. Our patent portfolio directed to antibacterials included as of September 30, 2015, approximately 32 issued U.S. patents, one U.S. non-provisional application, 59 foreign patents and seven non-provisional foreign applications. These patents and patent applications, if granted, will expire between 2020 and 2032 before taking into account any extension that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.

The comprehensive overhaul has extended coverage to approximately 17 million previously uninsured Americans. Since its adoption, the Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which have affected existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act, as limited by the United States Supreme Court’s decision in June 2012:

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

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

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and currently have no fixed plans to invest in or build such capabilities internally. We have partnered our lead product candidate with AbbVie. We may also partner or collaborate with, or license commercial rights to, other larger pharmaceutical or biopharmaceutical companies to support the development of our cyclophilin inhibitor product candidates, or other product candidates for large market indications, through late-stage clinical development and, if successful, commercialization. However, we still retain all commercial rights to our independent programs and we will continue to evaluate our alternatives for commercializing them once they are more advanced in their clinical development.

Employees

As of September 30, 2015, we had 69 full-time employees, 39 of whom hold Ph.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of paritaprevir and ABT-493 (our next-generation protease inhibitor, in clinical development), over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or potentially ABT-493 in combination therapies. For example, AbbVie:

•	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for combination therapies incorporating one of our protease inhibitor product candidates in the various markets of the world where these therapies are being introduced and sold by AbbVie;

•	may not compete successfully with any such combination therapies against alternative products and therapies for HCV;

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for paritaprevir or similar restrictions or additional clinical trials for ABT-493;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies, and all commercially necessary reimbursement approvals;

•	may be unable to complete successfully the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development or regulatory approval of regimens containing ABT-493 or to the marketing and distribution of regimens containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our protease inhibitor candidates;

•	may not be able to manufacture paritaprevir or ABT-493 in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with regimens containing paritaprevir or ABT-493 in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products and product candidates under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the further development and global commercialization of paritaprevir and the clinical development, regulatory approval and commercialization efforts related to ABT-493 could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. Conflicts between us and AbbVie may arise if there is a dispute about the progress of the clinical development of a product candidate, the achievement and payment of a milestone amount, the relative values allocated to the pharmaceutically active ingredients, or the ownership of intellectual property developed during the course of our collaboration agreement. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

Our competitors may succeed in developing competing products and obtaining regulatory approval before we or any collaborator of ours does with our product candidates, or they may gain acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates in one or more disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a second competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, in order to overcome price competition and be commercially successful.

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek® (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV in combination with interferon and ribavirin, which in combination were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio®) from Janssen Therapeutics, was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead, for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni®, a fixed-dose combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofusbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s VIEKIRA PAK treatment regimen containing our collaboration’s paritaprevir was approved by the FDA, and since then approvals of other paritaprevir-containing regimens and Harvoni followed in the EU and Japan. In July 2015, BMS received approval in the US for daclatasvir in combination with sofosbuvir for genotype 3 HCV patients. Also in that month, the FDA approved the paritaprevir-containing regimen TechnivieTM from our partner Abbvie for genotype 4 HCV patients. Other all-oral, next-generation treatment regimens are under development at Merck and Gilead and may obtain regulatory approvals in other settings for the treatment of HCV in the next year. These other potential new treatment regimens may render AbbVie’s treatment regimens containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens, a number of which remain under active development and involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Medivir, Merck, Regulus and Roche, as well as by our collaborator AbbVie.

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to others, as well as any future product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, reimbursement coverage, price, patent position, the availability and cost of supply, marketing and sales capabilities, and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborator are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 2 or later stage clinical trials for NASH or related conditions. These companies include Alberio, Conatus, Galectin, Galmed, Genfit, Gilead, GlaxoSmithKline, Intercept, Novo Nordisk, and Tobira. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including AstraZeneca, Boehringer Ingelheim, Cymabay, Durect, Islet, Medicnova, Metabolic Solutions Development Company, NGM, Nimbus, Shire, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

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

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for any combinations of any of our cyclophilin inhibitors, NS5A inhibitors and nucleotide polymerase inhibitors for HCV, as well as for any of our research programs beyond HCV, we will need to successfully:

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

Most of our internal research programs are at preclinical stages. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying additional potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying additional potential product candidates;

•	competitors may develop alternatives that render our future product candidates less commercially viable or obsolete;

•	competitors may obtain intellectual property protection that effectively prevents us from developing a potential product candidate;

•	a future product candidate may, on further study, be shown not to be an effective treatment in humans or to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and

•	a future product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

Additional drug candidates that we may develop will require significant research, preclinical and clinical studies, regulatory approvals and commitments of resources before they can be commercialized. We cannot give assurance that our research will lead to the discovery of any additional drug candidates that will generate additional revenue for us. If we are unable to identify additional compounds suitable for preclinical and clinical development, we may not be able to obtain sufficient product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie and our prior agreement with Novartis. Future milestone payments and the level of royalties under the AbbVie agreement are uncertain. We have had no products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future, and our ability to achieve sustained profitability is unproven.

In each of our 2013, 2014 and 2015 fiscal years, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis and royalties we earned in 2015 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves and we have not yet generated sustained revenue from product sales by AbbVie.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on paritaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, but not yet approved, therapies for HCV, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. In addition, it is not yet clear what will be the impact, if any, of the October 2015 warning letter from the FDA regarding the risks of Abbvie’s VIEKIRA PAK and TECHNIVIE regimens in patients with decompensated cirrhosis, for which it had never been recommended. Future milestone payments are uncertain because AbbVie may choose not to continue research or development activities for our ABT-493 product candidate. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, under our AbbVie collaboration we may not achieve the specified milestones for ABT-493, that product candidate may not be approved by the FDA or other regulatory authorities or, if ABT-493 is approved, the combination containing it may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with our collaborators, or if any such product candidate or paritaprevir does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir is delayed or curtailed or if the development of ABT-493 is delayed or terminated. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs, exclusive of costs incurred by our collaborator in developing our licensed product candidate ABT-493. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

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

Our government funded contract for our antibiotic program, which was concluded in fiscal 2015, is subject to audit and adjustments that could affect our previously reported revenues.

Our contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, was completed in fiscal 2015. Our contract related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our reported revenue and require payments by us to the U.S. government.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged or delayed, we, AbbVie or any other future collaborator may be unable to commercialize our product candidates on a timely basis.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir has yet advanced beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any collaborator’s clinical development plans and jeopardize our or any collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

EDP-494 or any product candidate in our current NASH program may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

We have designed our EDP-494 to be substantially different from another cyclophilin inhibitor, alisporivir. The combination of interferon with ribavirin and alisporivir has been associated with pancreatitis in patients receiving treatment with the combination during clinical trials. We do not plan to develop EDP-494 in combination with interferon or ribavirin, which have also been associated with pancreatitis in other clinical contexts not including a cyclophilin inhibitor. However, we cannot give any assurance that EDP-494 will not result in any unforeseen side effects.

In our NASH program we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. With the exception of one drug approved to treat cholesterol gallstone dissolution and a rare lipid storage disease, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists is significant.

In addition, our drug candidates for NASH will be developed as a potential treatment for a severe disease that commonly occurs in patients with other serious conditions, including metabolic syndrome and diabetes. Any clinical trials in NASH will necessarily be conducted in patient populations that will be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates.

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

Any of these events could prevent us or any potential future collaborator from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of any product we develop with EDP-494 or any of our FXR agonists for NASH.

If we, or AbbVie in the case of our protease inhibitor product candidates, are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or AbbVie are required to conduct studies on the long-term effects associated with the use of any of those product candidates, efforts to commercialize any of those product candidates could be delayed or halted.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-494 , EDP-239 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We or our collaborators may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for paritaprevir, our sole approved product. We have not obtained regulatory approval by ourselves for any of our other product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

We and our collaborators cannot be assured that after spending substantial time and resources, we or our collaborators will obtain regulatory approvals in any desired jurisdiction. Even if we or our collaborators were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we or our collaborators do or could in effect shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, we or our collaborators may not be able to ultimately achieve the prices intended for our products. In many foreign countries, including those in the European Union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and our business.

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

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or only AbbVie in the case of ABT-493, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie has the right to make decisions regarding the development and commercialization of paritaprevir and ABT-493 without consulting us, and may make decisions with which we do not agree.

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

Paritaprevir, as well as ABT-493 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any product for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

•	the efficacy and safety of treatment regimens containing one of our product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics, payors and patients of any treatment regimen containing one of our product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment of regimens containing one of our product candidates in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities and successful negotiation of favorable agreements with payors by us or our collaborator, as well as the impact of any agreements among any of the foregoing and one or more of our competitors limiting access to our product in favor of one or more competitive products;

•	the continued growth and longevity of the HCV drug market;

•	the levels of funding for HCV treatment provided by government-funded healthcare;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;

•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and

•	the effectiveness of our or our collaborators’ sales and marketing efforts.

If treatment regimens containing one of our product candidates are approved and then fail to achieve market acceptance, we may not be able to generate significant additional revenue. Further, if new, more favorably received therapies are introduced after any such regimen achieves market acceptance, then we may not be able to maintain that market acceptance over time.

Even if AbbVie successfully commercializes paritaprevir in its HCV treatment regimens, or even if we, or AbbVie is in the case of ABT-493, are able to commercialize any other treatment regimen containing one of our product candidates, the resulting products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable authorities in other jurisdictions. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that any collaborator or we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues that are generated from the sale of the product in that country. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our future product candidates takes place in China through third-party researchers and manufacturers, a significant disruption in the operation of those researchers or manufacturers or political unrest in China could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for our lead product candidates paritaprevir and ABT-493 is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our research product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any future product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our future product candidates. We also use contract researchers in China to conduct a portion of our search for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

In addition, certain of our activities have been funded, and may in the future be funded, by the United States federal government. For example, the preclinical and early clinical development of our lead antibiotic candidate, which we are no longer developing, was funded under a contract with NIAID, an entity of the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government and United States government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to certain requirements to manufacture products in the United States.

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

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the volatile business environment and continued unpredictable and unstable market conditions, particularly for securities of biotechnology companies such as our common stock. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and any general economic downturn. If the current equity and credit markets become more volatile, deteriorate or do not improve, it may make any debt or equity financing more difficult to secure, more costly and/or more dilutive if our circumstances change and we seek such financing. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $16.49 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified or staggered board of directors such that not all members of the board are elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	provide that the state courts or, in certain circumstances, the federal courts, in Delaware shall be the sole and exclusive forum for certain actions involving us, our directors, officers, employees and stockholders;

•	provide our board of directors with the authority to designate the terms of and issue a new series of preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.8 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the September 30, 2015 closing price of our common stock at $36.14 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $6.4 million as of September 30, 2015. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock for the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2015, we had outstanding 18,716,834 shares of common stock. In addition, at that date 1,793,810 shares of common stock that are subject to outstanding options or stock unit awards under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space. The term of our current lease expires on September 30, 2022.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the years ended September 30, 2015 and 2014:

	2014
	High	Low
First Quarter	$38.14	$18.94
Second Quarter	$42.77	$28.28
Third Quarter	$46.14	$33.13
Fourth Quarter	$43.86	$37.09

	2015
	High	Low
First Quarter	$52.58	$39.05
Second Quarter	$51.60	$30.55
Third Quarter	$47.28	$30.13
Fourth Quarter	$51.89	$33.51

As of November 30, 2015, there were 34 stockholders of record of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

In March 2013, we completed our initial public offering of 4,600,000 shares of our common stock at a public offering price of $14.00 per share. The offer and sale of the shares in the offering were registered pursuant to a registration statement on Form S-1 (File No. 333-184779), which was declared effective by the Securities and Exchange Commission on March 20, 2013.

As of September 30, 2015, we have used approximately $40.7 million of the net proceeds from the initial public offering to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term and long-term marketable securities on our balance sheet at September 30, 2015. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

Performance Graph(1)

The following graph shows a comparison from March 21, 2013 through September 30, 2015 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF THIRTY MONTH CUMULATIVE TOTAL RETURN

Among Enanta Pharmaceuticals, Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

(1)	This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Enanta Pharmaceuticals, Inc. under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the consolidated statement of operations data for the years ended September 30, 2015, 2014 and 2013 and the consolidated balance sheet data as of September 30, 2015 and 2014 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended September 30, 2012 and 2011 and the balance sheet data as of September 30, 2013, 2012 and 2011 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2015	2014	2013	2012	2011
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$160,880	$47,741	$32,053	$41,706	$41,882
Operating expenses:
Research and development	23,189	18,740	16,841	15,115	11,547
General and administrative	13,543	10,016	6,183	5,302	5,036

Total operating expenses	36,732	28,756	23,024	20,417	16,583

Income from operations	124,148	18,985	9,029	21,289	25,299
Other income (expense):
Interest income	968	467	248	118	83
Interest expense	(8)	(18)	(31)	—	(3,161)
Change in fair value of warrant liability	347	(166)	381	(8)	(686)
Therapeutic tax credit	—	—	—	—	750
Gain on embedded derivative	—	—	—	—	670
Other income, net	—	—	—	—	355

Total other income (expense), net	1,307	283	598	110	(1,989)

Net income before income tax	125,455	19,268	9,627	21,399	23,310
Income tax (expense) benefit	(46,463)	15,170	—	—	—

Net income	78,992	34,438	9,627	21,399	23,310
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,526)	(5,367)	(5,454)
Net income attributable to participating securities	—	—	(13,670)	(14,663)	(16,291)

Net income (loss) attributable to common stockholders	$78,992	$34,438	$(6,569)	$1,369	$1,565

Net income (loss) per share attributable to common stockholders:
Basic	$4.23	$1.88	$(0.67)	$1.26	$1.40
Diluted	$4.09	$1.80	$(0.67)	$1.13	$1.32
Weighted average common shares outstanding:
Basic	18,673	18,355	9,788	1,089	1,119
Diluted	19,295	19,185	9,788	2,475	1,857

	As of September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$209,443	$131,767	$112,183	$45,418	$23,329
Working capital	163,937	103,229	100,187	41,574	22,950
Total assets	246,013	155,415	116,973	52,162	26,096
Warrant liability	1,276	1,584	1,620	2,001	1,993
Series 1 nonconvertible preferred stock	163	202	—	—	—
Redeemable convertible preferred stock	—	—	—	158,955	153,588
Convertible preferred stock	—	—	—	327	327
Total stockholders’ equity (deficit)	236,157	148,654	110,468	(115,353)	(131,961)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our lead product, paritaprevir, a protease inhibitor designed for use against the hepatitis C virus, referred to as HCV, is a key compound in AbbVie’s marketed HCV treatment regimens. We also have a second HCV protease inhibitor in phase 3 development with AbbVie, as well as a wholly-owned HCV program using a different class of molecules known as cyclophilin inhibitors, which we plan to take into clinical trials in the first quarter of calendar 2016. In addition, we have a program in non-alcoholic steatohepatitis, or NASH, which we also plan to take into the clinical trials in calendar 2016, as well as discovery programs in other areas of viral infection and liver disease.

Our HCV protease inhibitors have been discovered and developed through our collaboration with AbbVie (formerly Abbott Laboratories), including:

•	Paritaprevir: Paritprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other all-oral, interferon-free HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. VIEKIRA PAK was approved and first sold in the U.S. in December 2014 for treatment of genotype 1 HCV, the most prevalent genotype of HCV in the U.S., EU and Japan. A regimen containing paritaprevir and only one other direct-acting antiviral, or DAA, is now approved in Japan (VIEKIRAX®, September 2015) for the treatment of genotype 1 HCV and in the U.S. (TECHNIVIE™, July 2015), EU (VIEKIRAX, January 2015) and other countries for the treatment of genotype 4 HCV.

•	ABT-493: Our next-generation protease inhibitor, ABT-493, is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie completed two Phase 2 clinical trials of this investigational 2-DAA treatment and reported results in November 2015:

•	After 12 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 100% in genotype 1 HCV patients, 96% in genotype 2, and 93% in genotype 3.

•	Data after 8 weeks of treatment in non-cirrhotic genotype 1 chronic HCV patients demonstrated an SVR12 rate of 97%.

In November 2015 AbbVie initiated its ENDURANCE-1 study, the first in a series of phase 3 studies of this next-generation combination treatment. ENDURANCE-1 will study 8-week and 12-week courses of this 2-DAA combination in non-cirrhotic genotype 1 HCV patients. AbbVie is planning for the first approval of this treatment in the U.S. in 2017.

In our fiscal 2015, we received $125 million in milestone payments for commercialization regulatory approvals of paritaprevir, and we earned $34.1 million in royalties on its allocated portion of AbbVie’s net sales of paritaprevir-containing HCV regimens. We had $209.4 million in cash and marketable securities at

September 30, 2015, exclusive of the $14.3 million in royalty receivables due us from AbbVie at that date and exclusive of the $30 million milestone payment we earned in November 2015 upon reimbursement approval of VIEKIRAX in Japan. These existing resources will allow us to continue to invest for the foreseeable future in our current research and development programs:

•	We have a cyclophilin inhibitor, EDP-494, which we are preparing for clinical trials in HCV in the first quarter of calendar 2016 to demonstrate its potential benefit as a host targeted antiviral, or HTA. Cyclophilin is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. We believe that cyclophilin inhibitors will be particularly valuable in the setting of resistance associated variants, or RAVs, of HCV. The presence of pre-treatment, or baseline, RAVs in treatment-naïve patients, and the emergence of treatment emergent RAVs in treatment-experienced patients, can result in reduced ability to eradicate the HCV virus. Since cyclophilin is a human host target, and not a viral target, cyclophilin inhibitors are not affected by changes in the virus and, therefore, use of this class of inhibitor may provide a unique solution for a subset of hard-to-treat HCV patients. We plan to develop EDP-494 for use in combination with one or more DAAs for the treatment of any emerging HCV resistance to currently approved therapies and other therapies under development for HCV that use DAAs. It is also possible that an EDP-494-containing regimen may find utility in other hard-to-treat subpopulations of HCV patients.

•	We are also working on several compounds that selectively bind to and activate the farnesoid X receptor, referred to as FXR agonists, which we plan to develop for use in the treatment of non-alcoholic steatohepatitis, or NASH, and possibly primary biliary cholangitis, or PBC, both of which are liver diseases with very few therapeutic options. We plan to initiate clinical trials of an FXR agonist candidate in 2016.

•	We also have other early stage programs to discover new chemical entities for the treatment of other diseases with significant unmet medical need.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

The following table summarizes our product development pipeline in HCV antivirals and liver disease:

We are currently funding all research and development for our internal programs. We have prioritized our cyclophilin program because we believe that high-barrier-to-resistance mechanisms are going to be increasingly important for the treatment of HCV patients, including those that have failed on current DAA therapies. We expect to incur substantially greater expenses as we advance our cyclophilin inhibitor into Phase 1 clinical development in the first quarter of calendar 2016. We are also funding our FXR agonist program, including substantial preclinical development work, which we expect will enable us to initiate clinical development in 2016. In addition, we expect additional increases in expenses in 2016 as we advance any of our other programs into substantial preclinical development.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel inhibitors for the treatment of infectious diseases and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaborations and a NIAID government contract, as well as net proceeds of approximately $59.9 million that we received from our March 2013 IPO, after deducting underwriting discounts and commissions.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years, including the year ended September 30, 2015. We expect that our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including royalties from sales of paritaprevir-containing regimens and potential milestone payments and royalties from the development program for AbbVie’s next-generation HCV product containing ABT-493. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of any AbbVie regimen containing ABT-493, as well as uncertainty regarding the extent of royalty payments related to paritaprevir, we cannot be certain as to when or whether we will receive further milestone payments or the extent of our royalty revenues under this collaboration or whether we will report continuing net income in future periods.

Financial Operations Overview

Revenue

Since our inception, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. We have entered into three significant collaboration agreements and contracts since 2006, the most significant of which is our collaboration agreement with AbbVie. Our second collaboration was with Novartis, from February 2012 through September 2014. In addition, from September 2011 through August 2015, we had a contract with NIAID, which funded the preclinical and early clinical development of an antibiotic product candidate for potential use in biodefense.

Beginning in our fiscal year ended September 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s treatment regimens for HCV approved in the U.S. in December 2014, in the EU in January 2015 and in dozens of other countries since then, including Japan in September 2015. The following table is a summary of revenue recognized from our collaboration agreements and our government contract for the years ended September 30, 2015, 2014 and 2013:

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
AbbVie agreement:
Milestone payments	$125,000	$40,000	$15,000
Royalties	34,077	—	—
Novartis agreement:
Upfront license payment and research funding	—	—	1,675
Milestone payments	—	—	11,000
NIAID contract	1,803	7,741	4,378

Total revenue	$160,880	$47,741	$32,053

AbbVie Agreement

We concluded our research obligations under the AbbVie agreement in June 2011 and as such, each of the four milestone payments received after June 2011 has been recognized as revenue upon achievement of the milestone by AbbVie. Under the terms of the AbbVie agreement, we earned a $30 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of paritaprevir-containing regimen in Japan in November 2015, which will be reflected in the results of the first quarter of fiscal 2016. This is the final milestone payment for which we are eligible for the successful development and commercialization of paritaprevir.

We also receive annually tiered, double-digit royalties per product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties.

We expect our revenue in 2016 to be derived primarily from our annually tiered royalties on AbbVie’s net sales of its paritaprevir-containing HCV regimens, as well as the $30 million milestone payment earned in November 2015.

Novartis Agreement

Under the terms of the Novartis agreement, we received an upfront payment of $34.4 million in fiscal 2012 and a commitment to fund research at an agreed amount for one year. We recognized the upfront license payment upon receipt. During the year ended September 30, 2013, we recognized $12.7 million of revenue under the Novartis agreement, of which $11.0 million was a milestone payment attributed to license fees and $1.7 million was attributed to the performance of research services. In September 2014 we entered into an agreement with Novartis to return to us full rights to EDP-239 and our NS5A program. Since then we have not been eligible to receive any further milestone payments or any other payments from Novartis, nor have we owed Novartis any further payments or obligations for future payments.

NIAID Contract

Under our NIAID contract, NIAID paid us research and development funding of approximately $18.7 million through August 2015 when the contract was completed.

We recognized revenue under this contract as research and development services were performed. We recognized revenue of $1.8 million, $7.7 million and $4.4 million under this agreement during the years ended September 30, 2015, 2014 and 2013, respectively.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years. We expect that our revenue for the next several years will be derived from milestone payments and royalties under our current collaboration agreement with AbbVie, as well as any additional collaborations that we may enter into in the future.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2015, 2014 and 2013:

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
Research and development	$23,189	$18,740	$16,841
General and administrative	13,543	10,016	6,183

Total operating expenses	$36,732	$28,756	$23,024

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any expenses of preclinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

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

We expect that our research and development expenses will increase in the future as we advance our independent HCV and NASH programs into clinical development and expand our research and development efforts in other areas.

Our research and drug discovery programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical potential of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors’ and officers’ liability insurance premiums, professional fees for auditing, tax and legal services, and patent expenses.

We expect that general and administrative expenses will increase in the future primarily due to ongoing expansion of our operating activities in support of our own research and development programs, as well as potential additional costs associated with our operating as a growing public company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and investment balances.

Interest expense. Interest expense consists of non-cash interest expense which was being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock that are financial instruments that may require a transfer of assets because of the liquidation features of the underlying stock. Therefore, we have classified these warrants and Series 1 nonconvertible preferred stock as liabilities that we remeasure to fair value at each reporting period and we record the changes in the fair value of the warrants and the Series 1 nonconvertible preferred stock as a component of other income (expense).

Income Tax (Expense) Benefit

Income tax expense is based on our best estimate of applicable rates applied to pre-tax profit reported during the period. The income tax expense for the year ended September 30, 2015 resulted from federal and state taxes attributable to our operating income. The income tax benefit for the year ended September 30, 2014 resulted from a reversal of our valuation allowance related to our deferred tax assets consisting of research tax credits and net operating loss carryforwards. There was no income tax expense for the year ended September 30, 2013 due to the use of net operating loss carryforwards to offset all taxable income and the full valuation allowance against our deferred tax assets.

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

We apply Accounting Standards Codification No. 605-25, Revenue Recognition Multiple-Deliverable Revenue Arrangements, or ASC 605-25 for multiple element arrangements entered into or materially modified on or after October 1, 2011. This guidance amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of residual value method. The selling prices of deliverables under the arrangement may be derived using third-party evidence, or TPE, or a best estimate of selling price, or BESP, if vendor-specific objective evidence of fair value, or VSOE, is not available. The objective of BESP is to determine the price at which we would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we consider whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under the arrangement are separate units of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting.

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations then remaining.

During the years ended September 30, 2015, 2014 and 2013, we also generated revenue from a government contract under which we were reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by us under the government contract are included in research and development expense in the statements of operations.

Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

In the event that a collaborative research and license agreement is terminated and we then have no further performance obligations, we recognize as revenue any amounts that had not previously been recorded as revenue but were classified as deferred revenue at the date of such termination.

Stock-Based Compensation

We measure stock options granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options with service-based vesting conditions and record the expense for these options using the straight-line method. We also issue performance-based and equity-market-based awards. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have estimated our expected volatility based on the historical volatility of our publicly traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock options granted in each period were as follows, presented on a weighted average basis:

	Years Ended September 30,
	2015	2014	2013
Risk-free interest rate	1.85%	1.89%	1.05%
Expected term (in years)	6.03	6.06	6.09
Expected volatility	74%	75%	73%
Expected dividends	0%	0%	0%

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

Market and Performance-based Stock Unit Awards

In February 2015, we awarded our executive officers a total of 41,800 share units consisting of 20,900 performance share units, or PSUs, and 20,900 relative total shareholder return units, or rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 20,900 PSUs ranges between $0 and $1.5 million. During the year ended September 30, 2015, we recorded no compensation expense related to the PSU awards as none of the performance-based targets were probable of being achieved during this period

The rTSRUs will vest and result in the issuance of common stock based on continuing employment and the relative ranking of the total shareholder return, or TSR, of our common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in December 2014 and December 2016. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

We used a Monte Carlo simulation model to estimate that the total grant-date fair value of the rTSRUs was $0.6 million. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.61%
Dividend yield	0%
Expected volatility	55.66%
Remaining performance period (years)	1.86
Estimated fair value per share of rTSRUs granted	$26.51

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2016 regardless of whether the target relative total shareholder returns are reached. During the year ended September 30, 2015, we recorded $0.2 million in expense related to the rTSRUs.

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

As of September 30, 2013 based on our analysis of both positive and negative factors, we had determined that it was more likely than not that we would not be able to realize our deferred tax assets, and therefore we had recorded a full valuation allowance against our deferred tax assets. Our analysis included an assessment of our past profitability and our future projections of forecasted revenue and expense levels.

However, during 2014, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from AbbVie. Accordingly, we released our valuation allowance related to our deferred tax assets and recorded a net income tax benefit of approximately $15.2 million during the year ended September 30, 2014. As of September 30, 2015, we continue to believe it is more likely than not that we will be able to realize our deferred tax assets and therefore no valuation allowance has been recorded.

Results of Operations

Comparison of Years Ended September 30, 2015, 2014 and 2013

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
Revenue	$160,880	$47,741	$32,053
Research and development expenses	23,189	18,740	16,841
General and administrative expenses	13,543	10,016	6,183
Other income (expense):
Interest income	968	467	248
Interest expense	(8)	(18)	(31)
Change in fair value of warrant liability	347	(166)	381

Revenue. We recognized revenue of $160.9 million in the year ended September 30, 2015, as compared to $47.7 million in the year ended September 30, 2014. During fiscal 2015, we received and recognized as revenue $125.0 million in milestone payments under our collaboration with AbbVie as a result of U.S. and EU regulatory approvals for AbbVie’s paritaprevir-containing regimens, as well as royalties of $34.1 million on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir. During fiscal 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its regulatory filings with the FDA and the EMA for the same regimens. Government contract revenue was $1.8 million and $7.7 million during the years ended September 30, 2015 and 2014, respectively, related to our contract with NIAID for the antibiotic program.

We recognized revenue of $47.7 million in the year ended September 30, 2014, as compared to $32.1 million in the year ended September 30, 2013. During fiscal 2014, we received and recognized as revenue a total of $40.0 million in milestone payments from AbbVie as a result of its regulatory filings with the FDA and the EMA for the first regimen containing paritaprevir. During fiscal 2013, we received and recognized as revenue a $15.0 million milestone payment under our collaboration with AbbVie based on AbbVie’s initiation of dosing in a Phase 3 clinical trial that included a collaboration compound. During the same period we also recognized revenue of $12.7 million under our collaboration with Novartis, as a result of an $11.0 million milestone payment we received in January 2013 based on Novartis’ initiation of dosing in a Phase 1 clinical trial that included EDP-239, and $1.7 million related to research services we provided. Government contract revenue was $7.7 million and $4.4 million during the years ended September 30, 2014 and 2013, respectively, related to our contract with NIAID for the antibiotic program.

Research and development expenses.

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
R&D programs:
NASH	$9,096	$—	$—
Cyclophilin	3,441	—	—
NS5A inhibitor	1,532	—	1,717
Antibiotic	1,364	5,430	3,186
Research and drug discovery	7,756	13,310	11,938

Total research and development expenses	$23,189	$18,740	$16,841

Research and development expenses were $23.2 million in the year ended September 30, 2015, as compared to $18.7 million for the comparable period in 2014. The increase of $4.5 million year over year was due primarily to expenses related to our new NASH program, partially offset by a decrease of $4.0 million in expenses related to our antibiotic program. During fiscal 2014 we incurred preclinical and clinical expenses under our contract with NIAID, which funded our preclinical and early clinical development of an antibiotic candidate. In fiscal 2015 we incurred higher research and development expenses due to additional headcount, expansion of our research facilities and additional preclinical activities.

Research and development expenses were $18.7 million in the year ended September 30, 2014, as compared to $16.8 million for 2013. The increase of $1.9 million year over year was due primarily to an increase of $2.2 million in expenses for our antibiotic program and $1.4 million for our early stage drug discovery programs, partially offset by a decrease of $1.7 million in expenses related to our HCV program with Novartis, which had also generated research funding and revenue for us. We incurred preclinical and clinical expenses for the development of our lead antibiotic candidate as a result of the contract we entered into in September 2011 with NIAID, which had funded our preclinical and early clinical development of this candidate.

In fiscal 2014 we incurred higher research expenses in our early stage drug discovery programs due to an increase in both the number of preclinical studies and the related costs. Our research costs related to our Novartis-funded program decreased as a result of our completing our research for Novartis in August 2013.

From inception of each development program through September 30, 2015, we incurred cumulative expenses of $9.1 million for our NASH program, $3.4 million for our cyclophilin program, $14.1 million for our antibiotic program and $14.7 million for our NS5A inhibitor program.

General and administrative expenses. General and administrative expenses increased by $3.5 million from $10.0 million in fiscal 2014 to $13.5 million in fiscal 2015. The increase was primarily due to an increase in stock-based compensation expense of $2.3 million related to additional stock option grants to employees and a greater Black-Scholes value for these options granted in the later period due to the higher value of our common stock, as well as to an increase in insurance expense and additional expense to support our expanding operations.

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

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase of $0.5 million in interest income to $1.0 million for the year ended September 30, 2015, as compared to $0.5 million for the year ended September 30, 2014, was due to higher average investment balances in the fiscal 2015 as compared to 2014.

The increase in interest income for the year ended September 30, 2014, as compared to the year ended September 30, 2013, was due to our higher marketable securities balances due to the $40.0 million of milestone payments from AbbVie in the third fiscal quarter of 2014.

Interest expense. Interest expense represented immaterial interest expense which was being accreted to the value of accrued third-party license fees over the term of the obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We account for our outstanding warrants and our Series 1 nonconvertible preferred stock as liabilities held at fair value, with changes in fair value recorded as a component of other income (expense). In February 2014, 225,408 warrants were exercised resulting in net issuance of 223,153 shares of Series 1 nonconvertible preferred stock. During the year ended September 30, 2015, we recorded a $0.3 million income as a result of a decrease in the fair value of our warrant liability due to the remeasurement of the fair value of the Series 1 nonconvertible preferred stock and related warrants.

During the year ended September 30, 2014, we recorded a $0.2 million expense as a result of an increase in the fair value of our warrant liability due to the remeasurement of the fair value of the Series 1 nonconvertible preferred stock and related warrants.

During the year ended September 30, 2013, we recorded a $0.4 million gain as a result of a decrease in the fair value of our warrant liability due to the remeasurement of the fair value of the outstanding warrants for Series 1 nonconvertible preferred stock.

Income tax (expense) benefit. We recorded income tax expense of $46.5 million for the year ended September 30, 2015 and income tax benefit of $15.2 million for the year ended September 30, 2014. Income tax expense for the year ended September 30, 2015, was primarily attributable to the tax provision on the earnings of our operations, all of which are domestic. During the year ended September 30, 2015, we performed a research and development tax credit study and recognized an incremental tax benefit of $1.3 million upon completion of that study in June 2015.

The net income tax benefit during the 2014 period was due to our release of our valuation allowance which we maintained against our deferred tax assets. During the year ended September 30, 2014 we released the net deferred tax asset valuation allowance, which resulted in a net income tax benefit of $15.1 million. The total amount of the valuation allowance released was approximately $22.9 million. As of September 30, 2013, we maintained full valuation allowance, therefore no tax expense or benefit was recorded for the year ended September 30, 2013.

Liquidity and Capital Resources

From our inception through September 30, 2015, we have financed our operations primarily through contract payments under our collaborations, private placements of our equity, a government research and development contract and government grants and our IPO which was completed in March 2013. As of September 30, 2015, we had $209.4 million in cash, cash equivalents and short-term and long-term marketable securities.

The following table shows a summary of our cash flows for each of the years ended September 30, 2015, 2014 and 2013.

	Years Ended September 30,
	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$76,673	$20,179	$10,653
Investing activities	$(88,186)	$497	$(69,216)
Financing activities	$2,540	$1,164	$56,911

Net cash provided by operating activities

During the year ended September 30, 2015, operating activities provided $76.7 million of cash primarily from our net income of $79.0 million after adjusting for net non-cash items of $14.5 million, partially offset by cash used by net changes in our operating assets and liabilities of $16.8 million. Our net non-cash items in the period consisted primarily of the change in deferred taxes of $11.0 million, stock-based compensation of $5.8 million and amortization of premium on marketable securities of $2.2 million offset by purchased premium on marketable securities of $3.0 million. Net uses of cash from changes in our operating assets and liabilities during the year ended September 30, 2015 consisted primarily of an $11.2 million increase in accounts receivable and unbilled receivables, a $6.7 million increase in prepaid expenses and other current assets partially offset by a decrease of $0.8 million in accounts payable and accrued expenses, and an increase of $1.2 million in income taxes payable. The increase in accounts receivable and unbilled receivables was primarily due to the timing of the receipt of our royalties earned in the fourth fiscal quarter of 2015. The increase in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

During the year ended September 30, 2014, operating activities provided $20.2 million of cash primarily from our net income of $34.4 million, partially offset by net non-cash items of $12.0 million and net changes in our assets and liabilities of $2.3 million. Our net non-cash items in the period consisted primarily of a benefit from deferred income taxes of $15.3 million and purchased premium on marketable securities of $2.0 million, partially offset by stock-based compensation of $2.7 million and amortization of premium on marketable securities of $2.1 million. Net sources of cash from changes in our operating assets and liabilities during the year ended

September 30, 2014 consisted primarily of a $2.9 million increase in accounts receivable and unbilled receivables, partially offset by a decrease of $0.6 million in prepaid expenses and a $0.4 increase in accounts payable. The increase in accounts receivable and unbilled receivables was primarily due to the timing of our billings and collections under the NIAID contract and royalties receivable as of September 30, 2015, which we had none as of the end of prior fiscal year. The $0.2 million net source of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

During the year ended September 30, 2013, operating activities provided $10.7 million of cash primarily from our net income of $9.6 million, after adjusting for net non-cash charges of $0.3 million and cash provided by changes in our operating assets and liabilities. Our net non-cash charges in the period primarily consisted of $1.1 million of stock-based compensation expense and $1.3 million related to amortization of the premium on our marketable securities, offset in part by $1.8 million of purchased premium on marketable securities. Net sources of cash from changes in our operating assets and liabilities during the year ended September 30, 2013 consisted primarily of a $1.4 million decrease in accounts receivable and unbilled receivables and $0.1 million increase in accounts payable, which were offset in part by a $0.3 million increase in prepaid expenses and other current assets and a $0.3 decrease in accrued expenses. The $1.4 million decrease in accounts receivable was primarily due to the timing of our billings and collections under the NIAID contract. The $0.2 million net use of cash from changes in accounts payable and accrued expenses was primarily due to the timing of payments made by us to vendors.

Net cash provided by (used in) investing activities

During the year ended September 30, 2015, net cash used in investing activities was $88.2 million. Net cash used in investing activities during this period consisted primarily of cash used for purchases of marketable securities of $196.3 million and fixed assets of $2.3 million, partially offset by cash received from the sales and maturities of marketable securities of $110.6 million.

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

Net cash provided by financing activities

Net cash provided by financing activities during the year ended September 30, 2015 was $2.5 million and consisted of proceeds of $0.7 million from the exercise of stock options and a $1.8 million income tax benefit from exercises of stock options.

Net cash provided by financing activities during the year ended September 30, 2014 was $1.2 million and consisted of proceeds of $1.1 million from the exercise of stock options and a $0.1 million income tax benefit from exercises of stock options.

Net cash provided by financing activities during the year ended September 30, 2013 was $56.9 million and consisted of $59.9 million of proceeds from our IPO, net of underwriting discounts and commissions, and proceeds of $0.6 million from the exercise of stock options, offset by $3.5 million of expenses related to our IPO and paid during the period.

As of September 30, 2015, we had $209.4 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2015, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the use of our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	whether we in-license or otherwise acquire additional assets for development;

•	whether our existing AbbVie collaboration continues to generate significant royalties from sales allocated to paritaprevir, as well as potential milestone payments to us and royalties related to AbbVie’s next –generation HCV drug candidate containing ABT-493;

•	the timing, receipt and amount of sales of, or royalties, on paritaprevir, ABT-493 and our future product candidates, if any;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation.

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

Recently Issued Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB deferred the effective date of the standard by an additional year. Accordingly, the standard will be effective for us on October 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for us in the fiscal year beginning October 1, 2017. We are currently evaluating the potential impact that ASU 2015-17 may have on our financial position and results of operations.

Contractual Obligations and Commitments

We lease office space in Watertown, Massachusetts under a lease that commenced on October 1, 2011 and was amended in 2015 to expand the rented space and extend the lease term through September 2022. In conjunction with the amendment of the lease, the Company entered into a capital lease agreement to fund certain leasehold improvements and the purchase of lab equipment. The following table summarizes our contractual obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Years Ended September 30,	Operating Leases	Capital Leases	Total
2016	$1,958	$68	$2,026
2017	2,010	73	2,083
2018	2,062	79	2,141
2019	2,117	85	2,202
2020	2,172	93	2,265
Thereafter	4,322	200	4,522

Total	$14,641	$598	$15,239

As of September 30, 2015, we had outstanding warrants for the purchase 1,774,581 shares of our Series 1 nonconvertible preferred stock and 223,153 outstanding shares of Series 1 nonconvertible preferred stock that we classified as a long-term liability on our balance sheet, recorded at fair value of $1.4 million. If all of the outstanding warrants are exercised, the Series 1 nonconvertible preferred stock issued upon exercise combined with the currently outstanding shares of Series 1 nonconvertible preferred stock would require the payment of $2.0 million upon a qualifying merger or sale of this company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $209.4 million at September 30, 2015, which consisted of cash, agency securities and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of September 30, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-29 of this Annual Report on Form 10-K.

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

In connection with the preparation of this Form 10-K, as of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2015 our internal control over financial reporting is effective.

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

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders (the 2016 Proxy Statement).

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2016 Proxy Statement: “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2016 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,793,810	(2)	$23.76	629,787	(3)
Equity compensation plans not approved by security holders	—		—	—

Totals	1,793,810	(2)	$23.76	629,787	(3)

(1)	Consists of the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)	Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s Amended and Restated 1995 Equity Incentive Plan and the Company’s 2012 Equity Incentive Plan.
(3)	Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2012 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan. Does not include 561,505 shares that were automatically added to the Company’s 2012 Equity Incentive Plan by its terms as of October 1, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant	S-1	11/06/2012	4.2	333-184779
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	S-1/A	02/05/2013	10.1	333-184779
10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839
10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839
10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839
10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K	12/18/2013	10.16	001-35839
10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.1	001-35839
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.2	001-35839
10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2015 and September 30, 2014 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the years ended September 30, 2015, 2014 and 2013 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Financial Statements of Enanta Pharmaceuticals, Inc.	X

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of December, 2015.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2015

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2015

/s/ Ernst-Günter Afting, M.D., Ph.D. Ernst-Günter Afting, M.D., Ph.D.	Director	December 11, 2015

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	December 11, 2015

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	December 11, 2015

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	December 11, 2015

/s/ Terry Vance Terry Vance	Director	December 11, 2015

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enanta Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in redeemable and convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Enanta Pharmaceuticals, Inc. and its subsidiary at September 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 11, 2015

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,726	$30,699
Short-term marketable securities	123,479	60,065
Accounts receivable	15,289	1,724
Unbilled receivables	433	2,770
Deferred tax assets	1,447	11,123
Prepaid expenses and other current assets	8,267	1,594

Total current assets	170,641	107,975
Property and equipment, net	5,886	1,803
Long-term marketable securities	64,238	41,003
Deferred tax assets	4,640	4,198
Restricted cash	608	436

Total assets	$246,013	$155,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,543	$1,874
Accrued expenses and other current liabilities	3,962	2,872
Income taxes payable	1,199	—

Total current liabilities	6,704	4,746
Warrant liability	1,276	1,584
Series 1 nonconvertible preferred stock	163	202
Other long-term liabilities	1,713	229

Total liabilities	9,856	6,761
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 18,716,834 and 18,803,390 shares issued and 18,716,834 and 18,594,574 shares outstanding at September 30, 2015 and 2014, respectively	187	188
Additional paid-in capital	229,957	221,580
Treasury stock, at par value; no shares at September 30, 2015 and 208,816 shares at September 30, 2014	—	(2)
Accumulated other comprehensive income (loss)	33	(100)
Retained earnings (accumulated deficit)	5,980	(73,012)

Total stockholders’ equity	236,157	148,654

Total liabilities and stockholders’ equity	$246,013	$155,415

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended September 30,
	2015	2014	2013
Revenue:
Milestone payments	$125,000	$40,000	$26,000
Royalties	34,077	—	—
Other	1,803	7,741	6,053

Total revenue	160,880	47,741	32,053
Operating expenses:
Research and development	23,189	18,740	16,841
General and administrative	13,543	10,016	6,183

Total operating expenses	36,732	28,756	23,024

Income from operations	124,148	18,985	9,029
Other income:
Interest income	968	467	248
Interest expense	(8)	(18)	(31)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	347	(166)	381

Total other income (expense), net	1,307	283	598

Income before income taxes	125,455	19,268	9,627
Income tax (expense) benefit	(46,463)	15,170	—

Net income	78,992	34,438	9,627
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,526)
Net income attributable to participating securities	—	—	(13,670)

Net income (loss) attributable to common stockholders	$78,992	$34,438	$(6,569)

Net income (loss) per share attributable to common stockholders:
Basic	$4.23	$1.88	$(0.67)
Diluted	$4.09	$1.80	$(0.67)
Weighted average common shares outstanding:
Basic	18,673,484	18,354,791	9,788,039
Diluted	19,294,634	19,185,228	9,788,039

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2015	2014	2013
Net income	$78,992	$34,438	$9,627
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $20, $0 and $0	133	(98)	(12)

Total other comprehensive income (loss)	133	(98)	(12)

Comprehensive income	$79,125	$34,340	$9,615

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series C, D, E, F and G Redeemable Convertible Preferred Stock		Series A and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Compre- hensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at September 30, 2012	43,115,343	$158,955	566,450	$327	1,343,147	$13	$—	(208,816)	$(2)	$10	$(115,374)	$(115,353)
Exercise of stock options	—	—	—	—	538,575	5	554	—	—	—	—	559
Compensation expense related to stock options	—	—	—	—	—	—	1,063	—	—	—	—	1,063
Accretion of redeemable convertible preferred stock to redemption value	—	2,526	—	—	—	—	(823)	—	—	—	(1,703)	(2,526)
Conversion of preferred stock to common stock	(43,115,343)	(161,481)	(566,450)	(327)	11,656,875	117	161,691	—	—	—	—	161,808
Issuance of common stock upon initial public offering	—	—	—	—	4,600,000	46	59,846	—	—	—	—	59,892
Issuance costs	—	—	—	—	—	—	(4,590)	—	—	—	—	(4,590)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	—	—	—	—	9,627	9,627

Balances at September 30, 2013	—	—	—	—	18,138,597	181	217,741	(208,816)	(2)	(2)	(107,450)	110,468
Exercise of stock options	—	—	—	—	664,793	7	1,047	—	—	—	—	1,054
Compensation expense related to stock options	—	—	—	—	—	—	2,682	—	—	—	—	2,682
Income tax benefit from stock option exercises	—	—	—	—	—	—	110	—	—	—	—	110
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	—	—	—	—	34,438	34,438

Balances at September 30, 2014	—	—	—	—	18,803,390	188	221,580	(208,816)	(2)	(100)	(73,012)	148,654
Exercise of stock options	—	—	—	—	122,260	1	725	—	—	—	—	726
Compensation expense related to stock options	—	—	—	—	—	—	5,838	—	—	—	—	5,838
Income tax benefit from stock option exercises	—	—	—	—	—	—	1,814	—	—	—	—	1,814
Other comprehensive income	—	—	—	—	—	—	—	—	—	133	—	133
Retirement of treasury stock	—	—	—	—	(208,816)	(2)	—	208,816	2	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	78,992	78,992

Balances at September 30, 2015	—	$—	—	$—	18,716,834	$187	$229,957	—	$—	$33	$5,980	$236,157

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities
Net income	$78,992	$34,438	$9,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	639	352	221
Non-cash interest expense	—	8	31
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(347)	166	(381)
Stock-based compensation expense	5,838	2,682	1,063
Gain on sale of marketable securities	(4)	(3)	—
Gain on disposal of property and equipment	(31)	(3)	(100)
Premium on marketable securities	(3,042)	(2,002)	(1,811)
Amortization of premium on marketable securities	2,244	2,120	1,262
Deferred income taxes	11,028	(15,211)	—
Income tax benefit from exercise of stock options	(1,814)	(110)	—
Change in operating assets and liabilities:
Accounts receivable	(13,565)	(916)	241
Unbilled receivables	2,337	(1,986)	1,109
Prepaid expenses and other current assets	(6,680)	568	(307)
Other assets	—	—	22
Accounts payable	(543)	399	115
Accrued expenses	(227)	(183)	(285)
Income taxes payable	1,199	—	—
Deferred revenue	—	(10)	(7)
Other long-term liabilities	649	(130)	(147)

Net cash provided by operating activities	76,673	20,179	10,653

Cash flows from investing activities
Purchases of property and equipment	(2,336)	(1,028)	(606)
Proceeds from sales of property and equipment	9	3	—
Purchases of marketable securities	(196,304)	(98,405)	(115,888)
Sales of marketable securities	2,210	8,421	5,453
Maturities of marketable securities	108,407	91,506	41,825
Change in restricted cash	(172)	—	—

Net cash provided by (used in) investing activities	(88,186)	497	(69,216)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	59,892
Proceeds from exercise of stock options	726	1,054	559
Payments of initial public offering costs	—	—	(3,540)
Income tax benefit from exercise of stock options	1,814	110	—

Net cash provided by financing activities	2,540	1,164	56,911

Net increase (decrease) in cash and cash equivalents	(8,973)	21,840	(1,652)
Cash and cash equivalents at beginning of period	30,699	8,859	10,511

Cash and cash equivalents at end of period	$21,726	$30,699	$8,859

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,072	$148	$—
Supplemental disclosure of noncash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$2,526
Conversion of preferred stock into common stock	$—	$—	$161,808
Exercise of Series 1 warrants into Series 1 nonconvertible preferred stock	$—	$206	$—
Non-cash items:
Fixed assets financed through capital lease	$598	$—	$—
Fixed assets financed by landlord	$239	$—	$—
Purchases of fixed assets included in accounts payable and accrued expenses	$1,562	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company has developed novel protease and NS5A inhibitors for treatment of hepatitis C virus (“HCV”) infection. The Company also has programs to develop cyclophilin and nucleotide polymerase inhibitors targeted against HCV and also has a focus area in non-alcoholic steatohepatitis (“NASH”). Additionally, the Company has programs to discover new chemical entities, or compounds, for the treatment of other diseases.

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

Cash Equivalents and Marketable Securities

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at acquisition date to be cash equivalents. Marketable securities with original maturities of greater than 90 days and remaining maturities of less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term marketable securities.

The Company classifies all of its marketable securities as available-for-sale. All marketable securities are held with one investment manager. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3 or higher and A– or higher according to Moody’s and S&P, respectively. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains and losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations. There were no such adjustments necessary during the years ended September 30, 2015, 2014 or 2013.

Restricted Cash

As of September 30, 2015 and 2014, the Company had outstanding a letter of credit collateralized by a money market account of $608 and $436, respectively, to the benefit of the landlord of the Company’s current building lease. This amount was classified as long-term restricted cash as of September 30, 2015 and 2014.

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

The Company has historically generated all of its revenue from its collaborative research and license agreements and a U.S. government contract (see Note 7). As of September 30, 2015, accounts receivable and unbilled receivables consisted of amounts due from the Company’s collaborators and under the U.S. government contract (see Note 7). As of September 30, 2014, accounts receivable and unbilled receivables consisted solely of amounts due under the U.S. government contract.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory and office equipment	5 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Purchased software	3 years
Computer equipment	3 years
Furniture	7 years

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

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectability is reasonably assured, provided that there are no performance obligations then remaining.

During the years ended September 30, 2015, 2014 and 2013, the Company also generated revenue from a government contract, under which the Company is reimbursed for certain allowable costs for the funded project. Revenue from the government contract is recognized when the related service is performed. The related costs incurred by the Company under the government contract are included in research and development expenses in the statements of operations. This contract was completed in August 2015.

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

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at the fair value on the date of the grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The Company uses Monte-Carlo simulation in order to calculate fair value of market-based awards. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. The Company records compensation expense related to performance-based awards when performance-based targets are deemed to be probable of being achieved. The Company classifies stock-based compensation expense in the statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Net Income per Share

The Company followed the two-class method when computing net income (loss) per share during periods prior to the IPO when the Company had outstanding shares that met the definition of participating securities. The two-class method was used to determine net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method required income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and outstanding warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and outstanding warrants. Market-based awards are included in diluted EPS to the extent they would have vested if the period end date was the market criteria measurement date.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a biotechnology company focused on discovering and developing small molecule drugs for the treatment of viral infections and liver diseases. Revenue is generated exclusively from transactions occurring in the United States, and all assets are held in the United States.

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

Recently Issued and Adopted Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB deferred the effective date of the standard by an additional year. Accordingly, the standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for the Company in the fiscal year beginning October 1, 2017. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2015 and 2014 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,327	$—	$—	$21,327
Corporate bonds	—	151,020	—	151,020
U.S. Agency bonds	—	36,697	—	36,697

	$21,327	$187,717	$—	$209,044

Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	163	163

	$—	$—	$1,439	$1,439

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,239	$—	$—	$30,239
Commercial paper	—	7,499	—	7,499
Corporate bonds	—	88,056	—	88,056
U.S. Agency bonds	—	5,513	—	5,513

	$30,239	$101,068	$—	$131,307

Liabilities:
Warrant liability	$—	$—	$1,584	$1,584
Series 1 nonconvertible preferred stock	—	—	202	202

	$—	$—	$1,786	$1,786

Cash equivalents at September 30, 2015 and 2014 consist of money market funds.

During the years ended September 30, 2015, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2015 and 2014, respectively, the warrant liability was comprised of the value of the warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. As of September 30, 2015 the outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented Level 3 measurement within the fair value hierarchy. The Company utilized a probability weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of outstanding warrants to purchase our Series 1 nonconvertible preferred stock was $1,276 and $1,584 at September 30, 2015 and 2014, respectively. The fair value of Series 1 nonconvertible preferred stock was $163 and $202 as of September 30, 2015 and 2014, respectively. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

September 30, 2015

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	5% - 60%

	Periods in which payout is expected to occur	2016 - 2017

	Discount rate	4.25%

September 30, 2014

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	10% - 90%

	Periods in which payout is expected to occur	2015 - 2016

	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2012	$2,001
Decrease in fair value	(381)

Balance, September 30, 2013	1,620
Warrants exercised	(206)
Series 1 nonconvertible preferred stock issued	206
Increase in fair value	166

Balance, September 30, 2014	1,786
Decrease in fair value	(347)

Balance, September 30, 2015	$1,439

4. Marketable Securities

As of September 30, 2015 and 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,012	$77	$(69)	$151,020
U.S. Agency bonds	36,652	45	—	36,697

	$187,664	$122	$(69)	$187,717

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,499	$—	$—	$7,499
Corporate bonds	88,156	14	(114)	88,056
U.S. Agency bonds	5,513	—	—	5,513

	$101,168	$14	$(114)	$101,068

At September 30, 2015, marketable securities consisted of investments that mature within one year, with the exception of certain corporate and U.S. Agency bonds, which have maturities between one and three years and an aggregate fair value of $64,238.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Laboratory and office equipment	$5,907	$4,829
Leasehold improvements	1,290	300
Purchased software	443	414
Computer equipment	137	111
Furniture	496	284
Construction in progress	1,889	—

	10,162	5,938
Less: Accumulated depreciation and amortization	(4,276)	(4,135)

	$5,886	$1,803

Depreciation and amortization expense was $639, $352 and $221 for the years ended September 30, 2015, 2014 and 2013, respectively. During the years ended September 30, 2015, 2014 and 2013, assets with a cost of $518, $554 and $420, respectively, were sold or disposed of, resulting in gains of $31, $3 and $100, respectively.

6. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses, other current liabilities and other long-term liabilities consisted of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Accrued expenses and other current liabilities:
Accrued payroll and related expenses	$1,622	$1,275
Accrued fixed asset purchases	1,307	—
Accrued professional fees	338	436
Accrued preclinical and clinical expenses	237	493
Capital lease obligation	69	—
Accrued vendor manufacturing	18	116
Accrued third-party license fee	—	240
Accrued other	371	312

	$3,962	$2,872

Other long-term liabilities:
Accrued rent expense	$628	$153
Capital lease obligation	529	—
Uncertain tax positions	448	—
Asset retirement obligation	108	76

	$1,713	$229

In connection with the current lease, as amended, the Company spent $598 of tenant improvement allowance provided by the landlord and accounted for as a capital lease obligation.

7. Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir (also known as ABT-450). The agreement was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie.

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

During the years ended September 30, 2015, 2014 and 2013, the Company received $125,000, $40,000 and $15,000 in milestone payments under the AbbVie Agreement as a result of AbbVie’s development and commercialization of a regimen that included paritaprevir. From commencement of the collaboration, through September 30, 2015, the Company has received a total of $319,000 under the AbbVie Agreement consisting of an upfront license payment, research funding, milestone payments, royalties and preferred stock financing. As of September 30, 2015, the Company was eligible to receive an additional milestone payment of $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan, which was earned in November 2015. The Company is also eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of similar commercialization regulatory approval milestones in the U.S. and other selected world markets for each additional protease inhibitor commercialized by AbbVie. The Company is also eligible to receive annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on net sales by AbbVie allocated to the collaboration’s protease inhibitors separately. Under the terms of the agreement, as amended in October 2014, 30% of net sales of a 3-DAA regimen containing paritaprevir will be allocated to paritaprevir, and 45% of net sales of a 2-DAA regimen containing paritaprevir will be allocated to paritaprevir. For ABT-493, the next generation protease inhibitor currently being developed by AbbVie, 50% of net sales of a 2-DAA regimen containing ABT-493 will be allocated to ABT-493, and 33 1⁄3% of net sales of a 3-DAA regimen containing ABT-493 will be allocated to ABT-493. If there is any active ingredient other than DAA’s in any ABT-493-containing regimen sold by AbbVie, there will be a further adjustment to net sales based on the relative value of the non-DAA ingredient. The Company began earning and receiving royalty payments on net sales of regimens containing paritaprevir during the year ended September 30, 2015.

Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when achieved by AbbVie.

The Company had the option, but not the obligation, to co-develop and share in the profit of any product in the United States that is developed as a result of the AbbVie Agreement. This option for the first compound (paritaprevir) expired in 2011 and the option for the second compound (ABT-493) expired in 2014 without the Company choosing to exercise either option. The Company has no further obligations in regard to the AbbVie Agreement and will evaluate future options as they arise.

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

Novartis Collaboration

Under the terms of a 2012 license and collaboration agreement to develop an NS5A inhibitor with Novartis (the “Novartis Agreement”), the Company received an upfront payment of $34,442 million in fiscal 2012 and a commitment to fund research at an agreed amount for one year. The Company recognized the upfront license payment upon receipt.

During the year ended September 30, 2013, the Company recognized total revenue of $12,675 under the Novartis Agreement, of which $10,894 was attributable to license fees and $1,781 was attributable to the performance of research services. No revenue was recognized under the agreement in fiscal 2014 or 2015.

On September 30, 2014 the Company and Novartis entered into an amendment to the Novartis Agreement to return to the Company full rights to its NS5A inhibitor program, including EDP-239, and to transition the proof-of-concept study of EDP-239 to the Company. The Company owes no future payments to Novartis in connection with this transfer.

NIAID Contract

On September 30, 2011, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), providing development funding to the Company for the preclinical and clinical development of a bridged bicyclic antibiotic to be used as a medical countermeasure against multiple biodefense Category A and B bacteria. In February 2015, NIAID and the Company amended the contract to provide for completion in August 2015 and to decrease the total committed contract funding. The Company has received payments of $18,672 under the NIAID contract through September 30, 2015.

The Company recognized revenue under this contract as development services were performed in accordance with the funding agreement. During the year ended September 30, 2015, the Company recognized revenue of $1,803, under this contract. As of September 30, 2015, $955 was invoiced but unpaid and included in accounts receivable, $433 was unbilled and included in unbilled receivables. During the year ended September 30, 2014, the Company recognized revenue of $7,741, under this contract, of which $1,724 was invoiced but unpaid and included in accounts receivable and $2,770 was unpaid and included in unbilled receivables at September 30, 2014. During the year ended September 30, 2013, the Company recognized revenue of $4,378, under this contract.

The contract was completed in August 2015 upon the Company’s delivery of the study report for the Phase 1 clinical study.

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

The Company retired all 208,186 shares of treasury stock effective September 30, 2015 which resulted in a decrease in the same number of issued shares of common stock.

9. Series 1 Nonconvertible Preferred Stock

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

In October and November 2010, a total of 1,999,989 warrants to purchase Series 1 nonconvertible preferred stock were issued. These warrants expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, up to a maximum of $2,000, these warrants are classified as liabilities. The warrants had a fair value upon issuance of $1,280. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense) in the statement of operations. On February 5, 2014, 225,408 warrants were exercised resulting in the net issuance of 223,153 shares of Series 1 nonconvertible preferred stock, which were outstanding at September 30, 2015 and 2014. The remeasurement of the warrants and Series 1 nonconvertible preferred stock resulted in income of $347, expense of $166 and income of $361 for the years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, the total fair value of the Series 1 nonconvertible preferred stock was $163 and $202, respectively. As of September 30, 2015 and September 30, 2014, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,276 and $1,584, respectively.

If all outstanding warrants to purchase the Series 1 nonconvertible preferred stock are exercised, the resulting outstanding shares of Series 1 nonconvertible preferred stock will carry an aggregate $2,000 liquidation preference that is superior to the common stock and any other classes of preferred stock then outstanding.

The following table summarizes the Company’s warrant activity since October 1, 2012:

	Series 1 Nonconvertible Preferred Stock Warrants Exercisable	Weighted Average Exercise Price
Outstanding, as of September 30, 2012	1,999,989	$0.01
Granted	—
Expired	—
Exercised	—

Outstanding, as of September 30, 2013	1,999,989	$0.01
Granted	—
Expired	—
Exercised	(225,408)

Outstanding, as of September 30, 2014	1,774,581	$0.01
Granted	—
Expired	—
Exercised	—

Outstanding, as of September 30, 2015	1,774,581	$0.01

10. Stock-Based Awards

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the previous plan, known as the 1995 Equity Incentive Plan as well as by a number of additional shares on the first day of each fiscal year by the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) an amount determined by the board of directors. On October 1, 2014, the number of shares of common stock that might be issued under the 2012 Plan was increased by 557,863 shares. As of September 30, 2015, 444,173 shares remained available for future grant.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 185,614 shares of common stock are reserved for issuance. As of September 30, 2015, the Company had not commenced any offering under the ESPP and no plan shares have been issued.

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

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The grant date fair value of these options was $2,479. During the year ended September 30, 2014, one performance-based target was achieved and the Company recorded compensation expense of $206 related to that target. No compensation expense related to these options was recognized during the years ended September 30, 2015 and 2013 as none of the performance-based targets was deemed to be probable of being achieved.

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

	Years Ended September 30,
	2015	2014	2013
Risk-free interest rate	1.85%	1.89%	1.05%
Expected term (in years)	6.03	6.06	6.09
Expected volatility	74%	75%	73%
Expected dividend yield	0%	0%	0%

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

The following table summarizes stock option activity for the year ended September 30, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	1,389,437	$15.39	7.2	$33,573
Granted	526,755	42.36
Exercised	(122,260)	5.94
Forfeited	(41,922)	32.24

Outstanding as of September 30, 2015	1,752,010	$23.76	7.2	$25,093

Options vested and expected to vest as of September 30, 2015	1,576,413	$24.71	7.1	$21,369

Options exercisable as of September 30, 2015	854,183	$14.58	5.7	$18,852

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those shares that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $4,827, $3,219 and $7,574 during the years ended September 30, 2015, 2014 and 2013, respectively.

The Company received cash proceeds from the exercise of stock options of $726, $1,054 and $559 during the years ended September 30, 2015, 2014 and 2013, respectively. The weighted average grant date fair value of options granted during the years ended September 30, 2015, 2014 and 2013 was $27.77, $19.98 and $9.16, respectively.

The Company recorded stock-based compensation expense for the years ended September 30, 2015, 2014 and 2013 in the following expense categories:

	Years Ended September 30,
	2015	2014	2013
Research and development	$1,644	$762	$393
General and administrative	4,194	1,920	670

	$5,838	$2,682	$1,063

As of September 30, 2015, the Company had an aggregate of $18,399 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

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

The PSUs will vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with the Company and the Company’s achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 20,900 PSUs ranges between $0 and $1,501. During the year ended September 30, 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets were probable of being achieved during this period.

The rTSRUs will vest and result in the issuance of common stock for each recipient based upon the recipient’s continuing employment with the Company and the relative ranking of the total shareholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in December 2014 and December 2016. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the rTSRUs was $554. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.61%
Dividend yield	0%
Expected volatility	55.66%
Remaining performance period (years)	1.86
Estimated fair value per share of rTSRUs granted	$26.51

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2016 regardless of whether the target relative total shareholder returns are reached. During the year ended September 30, 2015, the Company recorded $181 in expense related to rTSRUs.

11. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the years ended September 30, 2015, 2014 and 2013:

	Years Ended September 30,
	2015	2014	2013
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income	$78,992	$34,438	$9,627
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,526)
Net income attributable to participating securities	—	—	(13,670)

Net income (loss) attributable to common stockholders	$78,992	$34,438	$(6,569)

Denominator:
Weighted average common shares outstanding—basic	18,673,484	18,354,791	9,788,039

Net income (loss) per share attributable to common stockholders—basic	$4.23	$1.88	$(0.67)

	Years Ended September 30,
	2015	2014	2013
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income	$78,992	$34,438	$9,627
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,526)
Net income attributable to participating securities	—	—	(13,670)

Net income (loss) attributable to common stockholders—diluted	$78,992	$34,438	$(6,569)

Denominator:
Weighted average common shares outstanding—basic	18,673,484	18,354,791	9,788,039
Dilutive effect of common stock equivalents	621,150	830,437	—

Weighted average common shares outstanding—diluted	19,294,634	19,185,228	9,788,039

Net income (loss) per share attributable to common stockholders—diluted	$4.09	$1.80	$(0.67)

Stock options and awards for the purchase of 604,632, 330,430 and 1,713,313 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the years ended September 30, 2015, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to either the net loss attributable to common stockholders incurred for the period or to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

12. Commitments and Contingencies

Leases

The Company had an office and laboratory lease that was effective from fiscal 2011 to 2018. During the year ended September 30, 2015, the Company amended the lease to expand the rented space and extend the lease term through September 2022. Payment escalations specified in the lease agreement, as amended, are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company incurred rent expense of $1,326 for the year ended September 30, 2015 and $948, for each of the years ended September 30, 2014 and 2013.

Future minimum lease payments as of September 30, 2015 are as follows:

Years Ended September 30,	Operating Leases	Capital Leases	Total
2016	$1,958	$68	$2,026
2017	2,010	73	2,083
2018	2,062	79	2,141
2019	2,117	85	2,202
2020	2,172	93	2,265
Thereafter	4,322	200	4,522

Total	$14,641	$598	$15,239

In connection with the current lease, the Company had an outstanding letter of credit in the amounts of $608 and $436 as of September 30, 2015 and 2014, respectively, collateralized by a money market account. As of September 30, 2015 and 2014, the Company classified these amounts as restricted cash.

Additionally the amended lease included a $598 tenant improvement allowance from the landlord, which allowance is accounted for as a capital lease obligation.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a licensor of research technology. Under the 2012 agreement, the Company is required to pay the third party licensor an upfront license fee of $350 and additional license fees of $250 on the first anniversary, $250 on the second anniversary and $200 on the third anniversary of the agreement. In addition, the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. As of October 1, 2012, the Company had recorded liabilities totaling $995 related to the agreement. During the years ended September 30, 2015, 2014 and 2013, the Company paid $200, $250 and $350, respectively, under the agreement.

During the year ended September 30, 2013, the Company obtained an amendment to an existing license agreement to extend rights to patents previously licensed for one of its programs for use in its other HCV research. Under the amended agreement, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for each HCV product it develops and for which it obtains regulatory approval outside of its collaboration with AbbVie or any other collaboration it may enter into in the future with a partner that has already licensed these patents. In the same period, the Company paid a milestone payment of $500 under this amended agreement.

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it may be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2015 or 2014.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2015, 2014 and 2013, the Company recorded a provision or a benefit for income taxes as follows:

	Years Ended September 30,
	2015	2014	2013
Current income tax expense:
Federal	$35,040	$—	$—
State	2,172	151	—
Deferred income tax expense (benefit):
Federal	7,371	(13,048)	—
State	1,880	(2,273)	—

	$46,463	$(15,170)	$—

For the years ended September 30, 2015 and 2014, the Company recorded an income tax provision of $46,463 and an income tax benefit of $15,170, respectively. During the year ended September 30, 2013 no provision for income taxes was recorded due primarily to the Company’s use of net operating loss carryforwards to offset the income before income taxes of $9,627 generated in that period. As the deferred tax assets for those utilized net operating loss carryforwards had previously been recorded with a full valuation allowance, the use of the net operating loss carryforwards in the period resulted in an income tax benefit being recognized, which offset the tax provision recorded as a result of the income before income taxes generated.

During fiscal 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets. The Company concluded from the reassessment that it was more likely than not that the Company would be able to realize its deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from its AbbVie collaboration. Accordingly, the Company released its valuation allowance of $22,892 in fiscal 2014.

The effective tax rate for the year ended September 30, 2015 was 37.0% and differs from the federal statutory rate of 35% primarily due to state income taxes, changes in estimates related to research and development tax credits for fiscal years prior to 2015 and certain expenditures which are permanently not deductible for tax purposes.

The effective tax rate for the year ended September 30, 2014 was (78.7)% and differs from the federal statutory rate of 35% primarily due to a change in estimate as to the Company’s ability to realize the benefits of its net operating loss carry-forwards and research and development tax credits resulting in a reduction of the Company’s valuation allowance against deferred tax assets in the amount of $22,892, as well as changes in estimates related to the fiscal 2014 research and development tax credits, and certain expenditures which are permanently not deductible for tax purposes.

The effective tax rate benefit for the fiscal year ended September 30, 2013 was 0% and differs from the federal statutory tax rate of 34% primarily because the Company had available tax loss carryforwards and other deferred tax assets to offset its taxable income in that period.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended September 30,
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	2.6	5.5	5.5
Federal research and development tax credit	(0.1)	(0.5)	(2.5)
Change in deferred tax asset valuation allowance	—	(118.8)	(51.0)
Change in statutory rate	0.3	(2.1)	—
Other	(0.8)	2.2	14.0

Effective income tax rate	37.0%	(78.7)%	0.0%

Net deferred tax assets as of September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015	2014
Net operating loss carryforwards	$—	$2,952
Tax credit carryforwards	—	5,920
Capitalized research and development expenses	2,903	4,756
Other temporary differences	3,204	1,693

Gross deferred tax assets	6,107	15,321
Valuation allowance	—	—

Deferred tax assets	$6,107	$15,321

As of September 30, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $0 and $8,433, respectively, which were utilized entirely in fiscal 2015. The Company also had available research and development tax credit and other credit carryforwards for federal and state income tax purposes of $4,481 and $2,214, respectively, which were similarly entirely utilized in fiscal 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2008 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

The Company had an unrecognized tax benefit of $448 and $0 as of September 30, 2015 and 2014, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

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

During the years ended September 30, 2015, 2014 and 2013, the Company recognized $382, $180 and $90, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2015, 2014 and 2013 is presented in the following table, in thousands, except per share data:

	2015 Quarter Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Revenue	$77,498	$57,367	$11,599	$14,416
Operating expenses	7,288	8,806	9,896	10,742
Other income, net	301	210	287	509
Income tax (expense) benefit	(28,502)	(20,018)	428	1,629
Net income	42,009	28,753	2,418	5,812
Net income per share attributable to common shareholders—basic	$2.26	$1.54	$0.13	$0.30
Net income per share attributable to common shareholders—diluted	$2.18	$1.49	$0.13	$0.29

	2014 Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Revenue	$893	$2,160	$42,051	$2,637
Operating expenses	6,350	7,287	7,156	7,963
Other income (expense), net	87	(76)	36	236
Income tax benefit	—	—	15,122	48
Net income (loss)	(5,370)	(5,203)	50,053	(5,042)
Net income (loss) per share attributable to common shareholders—basic	$(0.30)	$(0.28)	$2.70	$(0.27)
Net income (loss) per share attributable to common shareholders—diluted	$(0.30)	$(0.28)	$2.61	$(0.27)