Form 10-Q
period 2015-12-31
ENANTA PHARMACEUTICALS INC
filed 2016-02-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of January 31, 2016, was 18,925,311 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$46,233	$21,726
Short-term marketable securities	133,786	123,479
Accounts receivable	17,869	15,289
Unbilled receivables	1,009	433
Deferred tax assets	1,581	1,447
Prepaid expenses and other current assets	8,543	8,267

Total current assets	209,021	170,641
Property and equipment, net	7,872	5,886
Long-term marketable securities	56,618	64,238
Deferred tax assets	4,260	4,640
Restricted cash	608	608

Total assets	$278,379	$246,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,767	$1,543
Accrued expenses and other current liabilities	3,165	3,962
Income taxes payable	4,940	1,199

Total current liabilities	10,872	6,704
Warrant liability	1,290	1,276
Series 1 nonconvertible preferred stock	164	163
Other long-term liabilities	1,774	1,713

Total liabilities	14,100	9,856

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 18,795,114 and 18,716,834 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	188	187
Additional paid-in capital	232,111	229,957
Accumulated other comprehensive income (loss)	(189)	33
Retained earnings	32,169	5,980

Total stockholders’ equity	264,279	236,157

Total liabilities and stockholders’ equity	$278,379	$246,013

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2015	2014
Revenue:
Milestone payments	$30,000	$75,000
Royalties	17,869	1,392
Other	576	1,106

Total revenue	48,445	77,498
Operating expenses:
Research and development	9,033	4,519
General and administrative	3,818	2,769

Total operating expenses	12,851	7,288

Income from operations	35,594	70,210
Other income:
Interest income	356	127
Interest expense	(12)	(2)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(15)	176

Total other income, net	329	301

Income before income taxes	35,923	70,511
Income tax expense	(9,734)	(28,502)

Net income	$26,189	$42,009

Net income per share:
Basic	$1.39	$2.26
Diluted	$1.36	$2.18
Weighted average common shares outstanding:
Basic	18,775,553	18,603,067
Diluted	19,269,357	19,283,223

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Net income	$26,189	$42,009
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $135 and $3	(222)	5

Total other comprehensive income (loss)	(222)	5

Comprehensive income	$25,967	$42,014

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$26,189	$42,009
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	1,992	1,028
Amortization of premium on marketable securities	562	471
Deferred income taxes	382	11,487
Depreciation and amortization expense	339	129
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	15	(176)
Non-cash interest expense	—	2
Gain on sale of marketable securities	—	(1)
Income tax benefit from exercise of stock options	—	(1,919)
Premium on marketable securities	(171)	(169)
Changes in operating assets and liabilities:
Accounts receivable	(2,580)	(74,902)
Unbilled receivables	(576)	888
Prepaid expenses and other current assets	(276)	409
Accounts payable	149	(1,296)
Accrued expenses	150	(475)
Income taxes payable	3,741	16,896
Other long-term liabilities	77	9

Net cash provided by (used in) operating activities	29,993	(5,610)

Cash flows from investing activities
Purchases of property and equipment	(2,197)	(256)
Purchases of marketable securities	(34,622)	(8,153)
Sales of marketable securities	—	2,210
Maturities of marketable securities	31,187	13,226

Net cash provided by (used in) investing activities	(5,632)	7,027

Cash flows from financing activities
Proceeds from exercise of stock options	162	95
Payments of capital lease obligations	(16)	—
Income tax benefit from exercise of stock options	—	1,919

Net cash provided by financing activities	146	2,014

Net increase in cash and cash equivalents	24,507	3,431
Cash and cash equivalents at beginning of period	21,726	30,699

Cash and cash equivalents at end of period	$46,233	$34,130

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,707	$66

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company has developed novel protease inhibitors for treatment of hepatitis C virus (“HCV”) infection. The Company also has clinical programs to develop cyclophilin and NS5A inhibitors targeted against HCV and a lead FXR agonist candidate for non-alcoholic steatohepatitis (“NASH”). Additionally, the Company has programs to discover new chemical entities, or compounds, for the treatment of hepatitis B virus (“HBV”) infection and respiratory syncytial virus (“RSV”) infection.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2015 and results of operations for the three months ended December 31, 2015 and 2014 and cash flows for the three months ended December 31, 2015 and 2014 have been made. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2016.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for the Company in the fiscal year beginning October 1, 2017, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2015 and September 30, 2015 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$40,462	$—	$—	$40,462
U.S. Treasury notes	14,469	—	—	14,469
Corporate bonds	—	132,902	—	132,902
U.S. Agency bonds	—	31,049	—	31,049
Commercial paper	—	11,984	—	11,984

	$54,931	$175,935	$—	$230,866

Liabilities:
Warrant liability	$—	$—	$1,290	$1,290
Series 1 nonconvertible preferred stock	—	—	164	164

	$—	$—	$1,454	$1,454

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,327	$—	$—	$21,327
Corporate bonds	—	151,020	—	151,020
U.S. Agency bonds	—	36,697	—	36,697

	$21,327	$187,717	$—	$209,044

Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	163	163

	$—	$—	$1,439	$1,439

During the three months ended December 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2015 and September 30, 2015, respectively, the warrant liability was comprised of the values of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. The fair value of outstanding warrants to purchase the Company’s Series 1 nonconvertible preferred stock was $1,290 and $1,276, at December 31, 2015 and September 30, 2015, respectively. The fair value of Series 1 nonconvertible preferred stock was $164 and $163 as of December 31, 2015 and September 30, 2015, respectively. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

As of December 31, 2015 and September 30, 2015, the recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

December 31, 2015

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	5% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.37%

September 30, 2015

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	5% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2015	$1,439
Increase in fair value	15

Balance, December 31, 2015	$1,454

4.	Marketable Securities

As of December 31, 2015 and September 30, 2015, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$133,112	$8	$(218)	$132,902
U.S. Agency bonds	31,115	—	(66)	31,049
U.S. Treasury notes	14,497	1	(29)	14,469
Commercial paper	11,984	—	—	11,984

	$190,708	$9	$(313)	$190,404

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,012	$77	$(69)	$151,020
U.S. Agency bonds	36,652	45	—	36,697

	$187,664	$122	$(69)	$187,717

As of December 31, 2015, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within three years and an aggregate fair value of $56,618.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses (current) and other long-term liabilities consisted of the following as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Accrued expenses:
Accrued payroll and related expenses	$789	$1,622
Accrued third-party license fee	500	—
Accrued vendor manufacturing	433	18
Accrued fixed assets purchases	383	1,307
Accrued preclinical and clinical expenses	353	237
Accrued professional fees	304	338
Capital lease obligation	69	69
Accrued other	334	371

	$3,165	$3,962

Other long-term liabilities:
Accrued rent expense	$646	$628
Capital lease obligation	513	529
Uncertain tax positions	498	448
Asset retirement obligation	117	108

	$1,774	$1,713

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (the “AbbVie Agreement”), as amended, with AbbVie Inc. to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir, under which it has received license payments, proceeds from a sale of preferred stock, research funding payments and milestone payments totaling $349,000 through December 31, 2015. As of December 31, 2015, the Company is eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of commercialization regulatory approval milestones in the U.S. and other selected world markets for any additional protease inhibitor commercialized by AbbVie. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. The Company is also receiving annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on calendar year net sales by AbbVie allocated to the collaboration’s protease inhibitors. Beginning with each January 1 the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

During the three months ended December 31, 2015, the Company earned and recognized as revenue a $30,000 milestone amount upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. During the three months ended December 31, 2014, the Company earned and recognized as revenue a $75,000 milestone amount due from AbbVie as a result of U.S. FDA regulatory approval of AbbVie’s first HCV treatment regimen containing paritaprevir.

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

8.	Stock-Based Awards

The Company may grant stock-based awards under its existing 2012 Equity Incentive Plan (the “2012 Plan”) and its Employee Stock Purchase Plan (the “ESPP”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan. As of December 31, 2015, 554,679 shares of common stock are available for issuance under the 2012 Plan based on the target number of units awarded, none of which have yet vested. As of December 31, 2015, a total of 185,614 shares of common stock are available for issuance under the ESPP. As of December 31, 2015, the Company had not commenced any offering under the ESPP and no shares have been issued.

The Company applies the fair value recognition provisions for all stock-based awards granted or modified in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	1,752,010	$23.76	7.2	$25,093
Granted	401,280	31.42
Exercised	(78,280)	2.07
Forfeited	(5,531)	36.01

Outstanding as of December 31, 2015	2,069,479	$26.03	7.7	$19,496

Options vested and expected to vest as of December 31, 2015	1,887,232	$27.03	7.7	$16,293

Options exercisable as of December 31, 2015	843,731	$17.13	5.9	$14,359

In December 2015, the Company awarded certain executive officers a total of 50,000 share units consisting of 25,000 performance share units, or PSUs, and 25,000 relative total shareholder return units, or rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2017. The aggregate grant date fair value of the 25,000 PSUs ranges between $0 and $1,602. During the three months ended December 31, 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

The rTSRUs will vest and result in the issuance of common stock based on continuing employment and the relative ranking of the total shareholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in November 2015 and December 2017. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the rTSRUs was $942. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.97%
Dividend yield	0%
Expected volatility	63.95%
Remaining performance period (years)	2.03
Estimated fair value per share of rTSRUs granted	$37.67

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2017 regardless of whether the target relative total shareholder returns are reached.

In addition, in December 2015, the Company awarded an executive officer 5,250 share units consisting of 2,625 PSUs and 2,625 rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 2,625 PSUs ranges between $0 and $168. During the three months ended December 31, 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

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

The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the rTSRUs was $44. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.65%
Dividend yield	0%
Expected volatility	72.30%
Remaining performance period (years)	1.03
Estimated fair value per share of rTSRUs granted	$16.90

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2016 regardless of whether the target relative total shareholder returns are reached.

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months Ended December 31,
	2015	2014
Research and development	$714	$242
General and administrative	1,278	786

	$1,992	$1,028

As of December 31, 2015, the Company had an aggregate of $24,166 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years.

9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Basic net income per share:
Numerator:
Net income	$26,189	$42,009
Denominator:
Weighted average common shares outstanding—basic	18,775,553	18,603,067

Net income per share—basic	$1.39	$2.26

Diluted net income per share:
Numerator:
Net income	$26,189	$42,009
Denominator:
Weighted average common shares outstanding—basic	18,775,553	18,603,067
Dilutive effect of common stock equivalents	493,804	680,156

Weighted average common shares outstanding—diluted	19,269,357	19,283,223

Net income per share—diluted	$1.36	$2.18

Stock options and awards for the purchase of 1,119,345 and 288,490 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended December 31, 2015 and 2014, respectively, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

10.	Income Taxes

For the three months ended December 31, 2015 and December 31, 2014, the Company recorded an income tax provision of $9,734 and $28,502, respectively, representing an effective tax rate of 27.1% and 40.4%, respectively. The income tax provision for the three months ended December 31, 2015 and 2014 was primarily attributable to the tax provision on the earnings of the Company’s domestic operations. For the three months ended December 31, 2015 the Company’s effective tax rate differs from the statutory rate of 35% primarily due to reinstatement of the federal research and development tax credits. For the three months ended December 31, 2014 the Company’s effective tax rate differs from the statutory rate of 35% primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.

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

The Company had an unrecognized tax benefit of $498 and $448 as of December 31, 2015 and September 30, 2015, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $506 and $237 for the three months ended December 31, 2015 and 2014, respectively.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of December 31, 2015 and September 30, 2015, the Company classified $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which allowance is accounted for as a capital lease obligation.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a third party, under which the Company is required to pay (1) annual maintenance fees of $105 for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee of $50 in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor.

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the three months ended December 31, 2015 the Company became obligated for a $500 milestone payment under this license agreement upon its filing to commence clinical development of its cyclophilin inhibitor candidate. During the three months ended December 31, 2014, no events triggering such payment occurred.

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2015 included in our Annual Report on Form 10-K for that fiscal year. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our lead product, paritaprevir, a protease inhibitor designed for use against the hepatitis C virus, referred to as HCV, is a key compound in AbbVie’s marketed HCV treatment regimens. We also have a second HCV protease inhibitor in phase 3 development with AbbVie, as well as a wholly-owned HCV program using a different class of molecules known as cyclophilin inhibitors, one of which is now in phase 1 development after we initiated a clinical trial in January 2016. In addition, we have a program in non-alcoholic steatohepatitis, or NASH, with a lead candidate, EDP-305, which we plan to take into clinical trials in calendar 2016, as well as research programs targeting hepatitis B Virus, or HBV, and respiratory syncytial virus, or RSV.

Our HCV protease inhibitors have been discovered and developed through our collaboration with AbbVie (formerly Abbott Laboratories), including:

•	Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other all-oral, interferon-free HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. VIEKIRA PAK was approved and first sold in the U.S. in December 2014 for treatment of genotype 1 HCV, the most prevalent genotype of HCV in the U.S., EU and Japan. A regimen containing paritaprevir and only one other direct-acting antiviral, or DAA, is now approved in Japan (VIEKIRAX®, September 2015) for the treatment of genotype 1 HCV and in the U.S. (TECHNIVIE™, July 2015), EU (VIEKIRAX, January 2015) and other countries for the treatment of genotype 4 HCV.

•	ABT-493: Our next-generation protease inhibitor, ABT-493, is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie completed two Phase 2 clinical trials of this investigational 2-DAA treatment and reported results in November 2015:

•	After 12 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 100% in genotype 1 HCV patients, 96% in genotype 2, and 93% in genotype 3.

•	Data after 8 weeks of treatment in non-cirrhotic genotype 1 chronic HCV patients demonstrated an SVR12 rate of 97%.

AbbVie has now initiated a series of six phase 3 trials with this next-generation combination treatment, which will investigate 8-week and 12-week courses of this 2-DAA combination against several genotypes of HCV. AbbVie is planning for the first approval of this treatment in the U.S. in 2017.

In our fiscal 2015, we received $125 million in milestone payments for commercialization regulatory approvals of paritaprevir, and we earned $34.1 million in royalties on its allocated portion of AbbVie’s net sales of paritaprevir-containing HCV regimens. In our first quarter of fiscal 2016, we received a $30 million milestone payment for the November 2015 reimbursement approval of paritaprevir in Japan, and we earned $17.9 million in royalties on its allocated portion of AbbVie’s net sales of paritaprevir-containing HCV regimens. We had $236.6 million in cash and marketable securities at December 31, 2015, exclusive of the $17.9 million in royalty receivables due us from AbbVie at that date. These existing resources will allow us to continue to invest for the foreseeable future in our current research and development programs in virology, namely HCV, HBV and RSV, and in liver disease (non-virology), namely NASH and PBC:

•	EDP-494: We have a cyclophilin inhibitor, EDP-494, for which we initiated a clinical trial in HCV in the first quarter of calendar 2016 to demonstrate its potential benefit as a host targeted antiviral, or HTA. Cyclophilin is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. We believe that cyclophilin inhibitors will be particularly valuable in the setting of resistance associated variants, or RAVs, of HCV. The presence of pre-treatment, or baseline, RAVs in treatment-naïve patients, and the emergence of treatment emergent RAVs in treatment-experienced patients, can result in reduced ability to eradicate the HCV virus. Since cyclophilin is a human host target, and not a viral target, cyclophilin inhibitors are not affected by changes in the virus and, therefore, use of this class of inhibitor may provide a unique solution for a subset of hard-to-treat HCV patients. We plan to develop EDP-494 for use in combination with one or more DAAs for the treatment of any emerging HCV resistance to currently approved therapies and other therapies under development for HCV that use DAAs. It is also possible that an EDP-494-containing regimen may find utility in other hard-to-treat subpopulations of HCV patients.

•	EDP-305: We are also working on multiple compounds that selectively bind to and activate the farnesoid X receptor, referred to as FXR agonists, which we plan to develop for use in the treatment of non-alcoholic steatohepatitis, or NASH, and possibly primary biliary cholangitis, or PBC, both of which are liver diseases with very few therapeutic options. We plan to initiate clinical trials of our lead FXR agonist candidate, EDP-305, in 2016.

•	HBV and RSV: We also have other programs to discover and develop new chemical entities for the treatment of HBV and RSV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

We are currently funding all research and development for our internal programs. We have prioritized our cyclophilin program because we believe that high-barrier-to-resistance mechanisms are going to be increasingly important for the treatment of HCV patients, including those that have failed on current DAA therapies. We expect to incur substantially greater expenses as we continue to advance our cyclophilin inhibitor, EDP-494, through Phase 1 clinical development, which began in January 2016. We are also funding our FXR agonist program, including substantial preclinical development work, which we expect will enable us to initiate clinical development of our lead candidate, EDP-305, in 2016. In addition, we expect increases in expenses in 2016 as we advance other compounds into substantial preclinical development.

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

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years. We expect that our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including royalties from sales of paritaprevir-containing regimens and potential milestone payments and royalties from the development program for AbbVie’s next-generation HCV product containing ABT-493. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of any AbbVie regimen containing ABT-493, as well as uncertainty regarding the extent of royalty payments related to paritaprevir, we cannot be certain as to when or whether we will receive further milestone payments or the extent of our royalty revenues under this collaboration or whether we will continue to report net income in future periods.

ENANTA PIPELINE
Pharmaceuticals

PRODUCT CANDIDATE (GLOBAL PARTNER)		PRECLIN	PHASE 1	PHASE 2	PHASE 3	APPROVED	STATUS
HCV	Protease inhibitor: paritaprevir-containing regimens (AbbVie)	(paritaprevir/r + NS5A + NNuc) ± RBV					GT1: Marketed by AbbVie
		(paritaprevir/r + NS5A) + RBV					GT4: Marketed by AbbVie
		(paritaprevir/r + NS5A)					GT1: Approved in Japan Marketed by AbbVie
HCV	Next-generation protease inhibitor: ABT-493-containing regimen (AbbVie)	ABT-493 + Next-Gen NS5A					Phase 3 ongoing
HCV	NS5A inhibitor: EDP-239	EDP-239					Proof-of-concept study completed in GT1
HCV	Cyclophilin inhibitor: EDP-494	EDP-494					Phase 1 ongoing
HBV	Core inhibitor						Preclinical candidate identification ongoing
RSV	Respiratory Syncytial Virus Non-Fusion inhibitor						Preclinical candidate identification ongoing
NASH PBC	Non-alcoholic steato-hepatitis (NASH) Primary biliary cholangitis (PBC)	EDP-305					Preclinical FXR agonist candidate identified

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

Beginning in our fiscal year ended September 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s treatment regimens for HCV approved in the U.S. in December 2014, in the EU in January 2015 and in dozens of other countries since then. AbbVie received reimbursement approval for paritaprevir in Japan in November 2015.

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$30,000	$75,000
Royalties	17,869	1,392
NIAID contract	576	1,106

Total revenue	$48,445	$77,498

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then, have been recognized as revenue upon achievement of each milestone by AbbVie. During the three months ended December 31, 2015, we earned and recognized as revenue a $30.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. During the three months ended December 31, 2014, we earned and recognized as revenue a $75.0 million milestone amount due from AbbVie as a result of U.S. regulatory approval by the FDA for AbbVie’s first treatment regimen containing paritaprevir. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments totaling up to $80.0 million related to the successful commercialization regulatory approval by AbbVie of the first HCV treatment regimen incorporating another of our collaboration’s protease inhibitors.

We also receive annually tiered, double-digit royalties per product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1 the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Research and development	$9,033	$4,519
General and administrative	3,818	2,769

Total operating expenses	$12,851	$7,288

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

We expect that our research and development expenses will increase in the future as we advance our cyclophilin inhibitor program for HCV and our research and development efforts in NASH, HBV and RSV.

Our research and drug discovery programs are at early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, director’s and officer’s liability insurance premiums, and professional fees for auditing, tax and legal services and patent expenses.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances

Interest expense. Interest expense consists of interest expense related to our capital lease obligation and to the value of accrued third-party license fees.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (referred to as our 2015 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Fair value of warrants and related preferred stock.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no material changes in our critical accounting policies since September 30, 2015. For further information, please see the discussion of critical accounting policies included in our 2015 Form 10-K.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Revenue	$48,445	$77,498
Research and development expenses	9,033	4,519
General and administrative expenses	3,818	2,769
Other income (expense):
Interest income	356	127
Interest expense	(12)	(2)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(15)	176
Income tax expense	(9,734)	(28,502)

Revenue.

	Three Months Ended December 31,
	2015	2014
	(in thousands)
AbbVie agreement:
Milestone payments	$30,000	$75,000
Royalties	17,869	1,392
NIAID contract	576	1,106

Total revenue	$48,445	$77,498

We recognized revenue of $48.4 million during the three months ended December 31, 2015, as compared to $77.5 million during the three months ended December 31, 2014. During the three months ended December 31, 2015, revenue consisted of a $30.0 million milestone payment upon AbbVie’s achievement of reimbursement approval of a paritaprevir-containing regimen in Japan as well as royalties of $17.9 million on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir and $0.6 million in conjunction with the completion of our contract with NIAID. During the three months ended December 31, 2014, revenue consisted of a $75.0 million milestone payment due from AbbVie based on U.S. FDA approval of AbbVie’s new treatment for HCV containing paritaprevir, $1.4 million in royalties payable on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir, and $1.1 million under our contract with NIAID.

Research and development expenses.

	Three Months Ended December 31,
	2015	2014
	(in thousands)
R&D programs:
Virology	$4,348	$2,303
Liver disease	4,309	760
Other	376	1,456

Total research and development expenses	$9,033	$4,519

Research and development expenses were $9.0 million in the three months ended December 31, 2015, as compared to $4.5 million for the same period in 2014. We incurred increased research and development expenses in the first quarter of fiscal 2016 as compared to the 2015 quarter due to additional headcount, expansion of our research facilities, additional preclinical activities and preparation for clinical studies of EDP-494.

General and administrative expenses. General and administrative expenses increased by $1.0 million from $2.8 million in the three months ended December 31, 2014 to $3.8 million for the same period in 2015. The increase was primarily due to an increase in stock-based compensation expense related to additional stock option grants to employees and a greater Black-Scholes value for these options granted in the later period and additional expense to support our expanding operations.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income. The increase in interest income for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was due to higher average investment balances in the first fiscal quarter of 2016 as compared to 2015 primarily due to the receipt of $125.0 million of milestone payments and $34.1 million in royalties from AbbVie during the fiscal 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the three months ended December 31, 2015, we recorded an expense due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax expense. For the three months ended December 31, 2015 and December 31, 2014, we recorded an income tax provision of $9.7 million and $28.5 million, respectively, representing an effective tax rate of 27.1% and 40.4%, respectively. The income tax provision for the three months ended December 31, 2015 and 2014 was primarily attributable to the tax provision on the earnings of our domestic operations. For the three months ended December 31, 2015 our effective tax rate was significantly lower than that in comparable period of 2014 primarily due to reinstatement of the federal research and development tax credits during the recent fiscal quarter.

Liquidity and Capital Resources

At December 31, 2015, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $236.6 million.

From our inception through December 31, 2015, we have financed our operations, primarily through contract payments under our collaborations, government research and development contracts and grants, private placements, and our initial public offering of our equity. The following table shows a summary of our cash flows for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities	$29,993	$(5,610)
Investing activities	$(5,632)	$7,027
Financing activities	$146	$2,014

Net cash used in operating activities

During the three months ended December 31, 2015, operating activities provided $30.0 million of cash. Cash provided by operating activities primarily resulted from our net income of $26.2 million, net non-cash charges of $3.1 million and net change in operating assets and liabilities of $0.7 million. Our net income in the period was primarily due to normal operating expenses and revenue consisting of a $30.0 million milestone payment and $17.9 million in royalties due from AbbVie as well as $0.6 million in connection with the completion of our contract with NIAID. Our net non-cash charges in the period primarily consisted of $2.0 million of stock-based compensation expense, change in deferred tax assets of $0.4 million, depreciation expense of $0.3 million and $0.6 million related to amortization of the premium on our marketable securities, which were partially offset by $0.2 million of premium on marketable securities. The $3.2 million increase in accounts receivable and unbilled receivables was due to the $17.9 million in royalties earned but not yet received from AbbVie as of December 31, 2015, as well as timing of our billings under the NIAID contract. The $3.7 million increase in accrued taxes payable is a result of the current tax provision on pretax income during the period offset by the use of deferred tax assets. The $0.3 million increase in accounts payable and in accrued expenses was primarily due to the timing of payments made by us to vendors.

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

Net cash provided by investing activities

During the three months ended December 31, 2015, net cash used in investing activities was $5.6 million. Net cash used in investing activities during the period consisted primarily of cash used to purchase $34.6 million of marketable securities and $2.2 million to purchase fixed assets partially offset by maturities of marketable securities of $31.2 million.

During the three months ended December 31, 2014, net cash provided by investing activities was $7.0 million. Net cash provided by investing activities during the period consisted primarily of cash received from sales and maturities of marketable securities of $15.4 million offset by $8.2 million used to purchase marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended December 31, 2015 was $0.1 million and consisted primarily of proceeds from exercise of stock options.

Net cash provided by financing activities during the three months ended December 31, 2014 was $2.0 million and consisted of income tax benefit from exercise of stock options of $1.9 million and proceeds from exercise of stock options of $0.1 million.

Funding requirements

As of December 31, 2015, we had $236.6 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2015, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments and significant royalties, to us;

•	whether we exercise any opt-in right under the AbbVie Agreement regarding any protease inhibitor other than paritaprevir or ABT-493;

•	the number and characteristics of the future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, paritaprevir, ABT-493 and our future product candidates, if any.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2015, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended December 31, 2015.

Recently Issued Accounting Pronouncements

A description if recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $236.6 million at December 31, 2015, which consisted of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of December 31, 2015.

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for non-alcoholic steatohepatitis (“NASH”), hepatitis B virus (“HBV”) and respiratory syncytial virus (“RSV”), as well as other liver and viral diseases, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we or our collaborators.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, HBV, RSV and other infectious diseases or liver diseases that we may target in the future.

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

We expect our current and future product candidates to face intense and increasing competition as new products enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek® (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV, which combinations with interferon and ribavirin, which in combination were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. A third protease inhibitor, simeprevir (Olysio®) from Janssen Therapeutics, was approved by the FDA in November 2013 for use in genotype 1 HCV patients only when used in combination with pegylated interferon and ribavirin. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead, for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni®, a fixed-dose combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir and sofosbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s VIEKIRA PAK treatment regimen containing our collaboration’s paritaprevir was approved by the FDA, and since then approvals of other paritaprevir-containing regimens and Harvoni followed in the EU and Japan. In July 2015, BMS received approval in the US for daclatasvir in combination with sofosbuvir for genotype 3 HCV patients. Also in that month, the FDA approved the paritaprevir-containing regimen TechnivieTM from our partner AbbVie for genotype 4 HCV patients. On January 28, 2016 Merck received FDA approval for its combination of a protease and an NS5A inhibitor for the treatment of patients with genotypes 1 or 4 HCV infection. Other all-oral, next-generation treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals in other settings for the treatment of HCV in the next year. These other potential new treatment regimens may render AbbVie’s treatment regimens containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens, a number of which remain under active development and involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, Bristol-Myers Squibb, Co-Crystal Pharma, Gilead, Johnson & Johnson, Medivir, Merck, Regulus and Roche, as well as by our collaborator AbbVie.

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

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Gilead, Roche, and Arrowhead Research have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Alnylam, Arbutus, Assembly, Johnson & Johnson, Ionis, Spring Bank and Replicor.

For RSV, there are no safe and effective approved therapies. Several companies are seeking new antiviral treatments for RSV in adult and pediatric settings. Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody. Earlier stage programs have also been reported by Ark Biosciences, Biota, and Medivir.

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

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for our cyclophilin inhibitor and any combinations including it, for HCV, as well as for any of our research programs beyond HCV, we will need to successfully:

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

If we are not successful in discovering further product candidates in addition to paritaprevir, ABT-493 and EDP-494, our ability to expand our business and achieve our strategic objectives will be impaired.

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

In each of our 2013, 2014 and 2015 fiscal years as well as in the first quarter of fiscal 2016, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves and we have not yet generated sustained revenue from product sales by AbbVie.

Our principal source of revenue has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on paritaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, but not yet approved, therapies for HCV, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. In addition, it is not yet clear what will be the long-term impact, if any, of the October 2015 drug safety communication from the FDA regarding the risks of AbbVie’s VIEKIRA PAK and TECHNIVIE regimens in patients with decompensated cirrhosis, for which it had never been recommended. Future milestone payments are uncertain because AbbVie may choose not to continue research or development activities for our ABT-493 product candidate. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, under our AbbVie collaboration we may not achieve the specified milestones for ABT-493, that product candidate may not be approved by the FDA or other regulatory authorities or, if ABT-493 is approved, the combination containing it may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with our collaborators, or if any such product candidate or paritaprevir does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

In our NASH program we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. With the exception of one drug approved to treat cholesterol gallstone dissolution and a rare lipid storage disease, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

In addition, our drug candidates for NASH will be developed as a potential treatment for a severe disease that commonly occurs in patients with other serious conditions, including metabolic syndrome and diabetes. Any clinical trials in NASH will necessarily be conducted in patient populations that may be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-494, EDP-239 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of products containing paritaprevir or ABT-493 as well as similar market acceptance of any future product candidates we plan to develop independently or in collaboration with others.

Paritaprevir and ABT-493 as well as EDP-494 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any product for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

•	the efficacy and safety of treatment regimens containing one of our product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics, payors and patients of any treatment regimen containing one of our product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment of regimens containing one of our product candidates in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities and successful negotiation of favorable agreements with payors by us or our collaborator, as well as the impact of any agreements among any of the foregoing and one or more of our competitors limiting access to our product in favor of one or more competitive products;

•	the continued growth and longevity of the HCV drug market or any other market for which we develop a drug;

•	the levels of funding provided by government-funded healthcare for HCV treatment or treatment of any other disease for which we develop a drug;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;

•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and

•	the effectiveness of our or our collaborators’ sales and marketing efforts.

If treatment regimens containing one of our product candidates are approved and then fail to achieve market acceptance, we may not be able to generate significant additional revenue. Further, if new, more favorably received therapies are introduced after any such regimen achieves market acceptance, then we may not be able to maintain that market acceptance over time.

Even if AbbVie successfully commercializes ABT-493 in new HCV treatment regimens, or even if we are able to commercialize EDP-494 or any other treatment regimen containing one of our product candidates, the resulting products, as well as AbbVie’s existing products containing paritaprevir, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or AbbVie. AbbVie or any other collaborator’s ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments only for those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or AbbVie may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.8 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the December 31, 2015 closing price of our common stock at $33.02 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $5.5 million as of December 31, 2015. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2015, we had outstanding 18,795,114 shares of common stock. In addition, at that date 2,111,289 shares of common stock that are subject to outstanding options or stock unit awards under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of December 31, 2015, we have used approximately $49.7 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at December 31, 2015. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

10.1†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009, a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 and a Third Amendment to Collaborative Development and License Agreement dated October 20, 2014 (assigned to AbbVie Inc. as of January 1, 2013).	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

†	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 9, 2016

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

10.1†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009, a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 and a Third Amendment to Collaborative Development and License Agreement dated October 20, 2014 (assigned to AbbVie Inc. as of January 1, 2013).	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months ended December 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the three months ended December 31, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

†	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.