Form 10-Q
period 2016-03-31
ENANTA PHARMACEUTICALS INC
filed 2016-05-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2016, was 18,957,233 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$56,360	$21,726
Short-term marketable securities	164,062	123,479
Accounts receivable	13,004	15,289
Unbilled receivables	—	433
Deferred tax assets	1,581	1,447
Prepaid expenses and other current assets	7,658	8,267

Total current assets	242,665	170,641
Property and equipment, net	7,691	5,886
Long-term marketable securities	25,224	64,238
Deferred tax assets	5,407	4,640
Restricted cash	608	608

Total assets	$281,595	$246,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,572	$1,543
Accrued expenses and other current liabilities	2,632	3,962
Income taxes payable	6,784	1,199

Total current liabilities	11,988	6,704
Warrant liability	1,223	1,276
Series 1 nonconvertible preferred stock	156	163
Other long-term liabilities	1,813	1,713

Total liabilities	15,180	9,856

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 18,956,602 and 18,716,834 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	190	187
Additional paid-in capital	235,500	229,957
Accumulated other comprehensive income	201	33
Retained earnings	30,524	5,980

Total stockholders’ equity	266,415	236,157

Total liabilities and stockholders’ equity	$281,595	$246,013

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Milestone payments	$—	$50,000	$30,000	$125,000
Royalties	13,004	6,961	30,873	8,353
Other	—	406	576	1,512

Total revenue	13,004	57,367	61,449	134,865

Operating expenses:
Research and development	9,143	5,368	18,176	9,887
General and administrative	4,426	3,438	8,244	6,207

Total operating expenses	13,569	8,806	26,420	16,094

Income (loss) from operations	(565)	48,561	35,029	118,771
Other income (expense):
Interest income	408	229	764	356
Interest expense	(11)	(2)	(23)	(4)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	75	(17)	60	159

Total other income (expense), net	472	210	801	511

Net income (loss) before income taxes	(93)	48,771	35,830	119,282
Income tax expense	(1,552)	(20,018)	(11,286)	(48,520)

Net income (loss)	$(1,645)	$28,753	$24,544	$70,762

Net income (loss) per share:
Basic	$(0.09)	$1.54	$1.30	$3.80
Diluted	$(0.09)	$1.49	$1.28	$3.67
Weighted average common shares outstanding:
Basic	18,920,790	18,679,898	18,847,775	18,641,060
Diluted	18,920,790	19,268,565	19,224,721	19,275,969

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$(1,645)	$28,753	$24,544	$70,762

Other comprehensive income:
Net unrealized gains on marketable securities, net of tax of $0, $55, $135 and $58	390	78	168	83

Total other comprehensive income	390	78	168	83

Comprehensive income (loss)	$(1,255)	$28,831	$24,712	$70,845

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$24,544	$70,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	772	270
Non-cash interest expense	—	4
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(60)	(159)
Stock-based compensation expense	4,374	2,457
Gain on sale of marketable securities	—	(1)
Premium on marketable securities	(166)	(1,621)
Amortization of premium on marketable securities	1,010	1,032
Deferred income taxes	(719)	11,864
Income tax benefit from exercise of stock options	(48)	(1,919)
Changes in operating assets and liabilities:
Accounts receivable	2,285	(5,357)
Unbilled receivables	433	1,220
Prepaid expenses and other current assets	609	42
Accounts payable	1,160	488
Accrued expenses	(330)	(391)
Income taxes payable	6,048	14,537
Other long-term liabilities	135	23

Net cash provided by operating activities	40,047	93,251

Cash flows from investing activities
Purchases of property and equipment	(3,710)	(356)
Increase in restricted cash	—	(172)
Purchases of marketable securities	(84,561)	(135,832)
Sales of marketable securities	—	2,210
Maturities of marketable securities	82,182	33,692

Net cash used in investing activities	(6,089)	(100,458)

Cash flows from financing activities
Proceeds from exercise of stock options	661	340
Payment of capital lease obligations	(33)	—
Income tax benefit from exercise of stock options	48	1,919

Net cash provided by financing activities	676	2,259

Net increase (decrease) in cash and cash equivalents	34,634	(4,948)
Cash and cash equivalents at beginning of period	21,726	30,699

Cash and cash equivalents at end of period	$56,360	$25,751

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,711	$22,066

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company’s research and development is currently focused on four disease targets: hepatitis C virus (“HCV”); hepatitis B virus (“HBV”); non-alcoholic steatohepatitis (“NASH”); and respiratory syncytial virus (“RSV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2016 and results of operations for the three and six months ended March 31, 2016 and 2015 and cash flows for the six months ended March 31, 2016 and 2015 have been made. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2016.

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

2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments of separate units of accounting and best estimate of selling price of those units of accounting within its revenue arrangements; valuation of stock-based awards; the useful lives of property and equipment; and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In addition, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendment includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing in April 2016 to clarify guidance from ASU 2014-09. Specifically, this amendment addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This amendment is effective for the Company in the fiscal year beginning October 1, 2019, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-02 may have on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2017, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-92 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2016 and September 30, 2015 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$52,729	$—	$—	$52,729
U.S. Treasury notes	49,548	—	—	49,548
Corporate bonds	—	92,692	—	92,692
U.S. Agency bonds	—	31,091	—	31,091
Commercial paper	—	15,955	—	15,955

	$102,277	$139,738	$—	$242,015

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$1,223	$1,223
Series 1 nonconvertible preferred stock	—	—	156	156

	$—	$—	$1,379	$1,379

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,327	$—	$—	$21,327
Corporate bonds	—	151,020	—	151,020
U.S. Agency bonds	—	36,697	—	36,697

	$21,327	$187,717	$—	$209,044

Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	163	163

	$—	$—	$1,439	$1,439

During the three and six months ended March 31, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2016 and September 30, 2015, respectively, the warrant liability was comprised of the value of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

As of March 31, 2016 and September 30, 2015, the recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

March 31, 2016

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.5%

September 30, 2015

	Unobservable Input	Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	5% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Balance, September 30, 2015	$1,439
Decrease in fair value	(60)

Balance, March 31, 2016	$1,379

4.	Marketable Securities

As of March 31, 2016 and September 30, 2015, the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$92,646	$77	$(31)	$92,692
U.S. Agency bonds	31,081	12	(2)	31,091
U.S. Treasury notes	49,518	32	(2)	49,548
Commercial paper	15,955	—	—	15,955

	$189,200	$121	$(35)	$189,286

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,012	$77	$(69)	$151,020
U.S. Agency bonds	36,652	45	—	36,697

	$187,664	$122	$(69)	$187,717

As of March 31, 2016, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within three years and an aggregate fair value of $25,224.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Accrued expenses:
Accrued payroll and related expenses	$884	$1,622
Accrued vendor manufacturing	245	18
Accrued fixed assets purchases	306	1,307
Accrued preclinical and clinical expenses	457	237
Accrued professional fees	451	338
Capital lease obligation	52	69
Accrued other	237	371

	$2,632	$3,962

Other long-term liabilities:
Accrued rent expense	$664	$628
Capital lease obligation	513	529
Uncertain tax positions	510	448
Asset retirement obligation	126	108

	$1,813	$1,713

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (the “AbbVie Agreement”), as amended, with AbbVie Inc. to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir, under which it has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling $367,000 through March 31, 2016. As of March 31, 2016 the Company is eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of commercialization regulatory approval in the U.S. and other selected world markets for any additional protease inhibitor commercialized by AbbVie. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. The Company is also receiving annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on calendar year net sales by AbbVie allocated to the collaboration’s protease inhibitors. Beginning with each January 1 the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

During the three and six months ended March 31, 2016, the Company earned and recognized milestone revenue of $0 and $30,000, respectively, upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. During the three and six months ended March 31, 2015, the Company earned and recognized milestone revenue of $50,000 and $125,000, respectively, upon AbbVie’s achievement of commercialization regulatory approval of VIEKIRAX in Europe in January 2015 and VIEKIRA PAK in the U.S in December 2014.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants are classified as liabilities. The Company is required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense), net, in the consolidated statement of operations.

8.	Stock-Based Awards

The Company may grant stock-based awards under its existing 2012 Equity Incentive Plan (the “2012 Plan”) and its Employee Stock Purchase Plan (the “ESPP”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan. As of March 31, 2016, 524,960 shares of common stock are available for issuance under the 2012 Plan based on the target number of units awarded, none of which have yet vested. As of March 31, 2016, a total of 185,614 shares of common stock are available for issuance under the ESPP. As of March 31, 2016, the Company had not commenced any offering under the ESPP and no shares have been issued.

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

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	1,752,010	$23.76	7.2	$25,093
Granted	445,880	30.87
Exercised	(239,768)	2.76
Forfeited	(21,635)	33.94

Outstanding as of March 31, 2016	1,936,487	$27.88	7.8	$11,068

Options vested and expected to vest as of March 31, 2016	1,756,147	$29.15	7.8	$8,494

Options exercisable as of March 31, 2016	806,561	$21.68	6.5	$8,311

In December 2015, the Company awarded certain executive officers a total of 50,000 share units consisting of 25,000 performance share units, or PSUs, and 25,000 relative total shareholder return units, or rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2017. The aggregate grant date fair value of the 25,000 PSUs ranges between $0 and $1,602. During the three and six months ended March 31, 2016, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

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

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 2,625 PSUs ranges between $0 and $168. During the three and six months ended March 31, 2016, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

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

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Research and development	$588	$396	$1,302	$637
General and administrative	1,794	1,034	3,072	1,820

	$2,382	$1,430	$4,374	$2,457

As of March 31, 2016, the Company had an aggregate of $26,432 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(1,645)	$28,753	$24,544	$70,762
Denominator:
Weighted average common shares outstanding—basic	18,920,790	18,679,898	18,847,775	18,641,060

Net income (loss) per share—basic	$(0.09)	$1.54	$1.30	$3.80

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,645)	$28,753	$24,544	$70,762
Denominator:
Weighted average common shares outstanding—basic	18,920,790	18,679,898	18,847,775	18,641,060
Dilutive effect of common stock equivalents	—	588,667	376,946	634,909

Weighted average common shares outstanding—diluted	18,920,790	19,268,565	19,224,721	19,275,969

Net income (loss) per share—diluted	$(0.09)	$1.49	$1.28	$3.67

Antidilutive common stock equivalents excluded from above	1,664,065	696,445	1,184,760	489,123

The impact of dilutive common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2016 due to the fact that the Company was in a loss position for the period.

As of March 31, 2016 the Company excluded 72,050 and 139,226 of unvested restricted stock units and performance based options, respectively, from the calculation of diluted net income per share attributable to common stockholders as these awards contain performance and market conditions that would not have been achieved as of March 31, 2016 had the measurement period been as of that date.

10.	Income Taxes

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded an income tax provision of $1,552 and $20,018, respectively. The income tax provision for the three months ended March 31, 2016 and 2015 was primarily attributable to the tax provision on the earnings of the Company’s domestic operations. During the three months ended March 31, 2016, the Company increased its estimate of its annual effective tax rate for fiscal 2016, which resulted in an income tax provision despite a pre-tax loss for the quarter. For the three months ended March 31, 2015 the Company’s effective tax rate of 41.0% differs from the statutory rate of 35% primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.

For the six months ended March 31, 2016 and March 31, 2015, the Company recorded an income tax provision of $11,286 and $48,520, respectively, representing an effective tax rate of 31.5% and 40.7%, respectively. For the six months ended March 31, 2016, the Company’s effective tax rate differs from the statutory rate of 35% primarily due to reinstatement of the federal research and development tax credits which are included in the Company’s annual effective tax rate. For the six months ended March 31, 2015, the Company’s effective tax rate differs from the statutory rate of 35% primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.

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

The Company had an unrecognized tax benefit of $510 and $448 as of March 31, 2016 and September 30, 2015, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $507 and $243 for the three months ended March 31, 2016 and 2015, respectively, and $1,013 and $480 for the six months ended March 31, 2016 and 2015, respectively.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of March 31, 2016 and September 30, 2015, the Company classified $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which allowance is accounted for as a capital lease obligation.

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

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000, plus low single digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the six months ended March 31, 2016 the Company made a $500 milestone payment under this license agreement upon its filing to commence clinical development of its cyclophilin inhibitor candidate. During the three and six months ended March 31, 2015, no events triggering such payment occurred.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2016.

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

Overview

We are a research and development-focused biotechnology company that uses its robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our research and development is currently focused on four disease targets: hepatitis C virus, or HCV; hepatitis B virus, or HBV; non-alcoholic steatohepatitis, or NASH; and respiratory syncytial virus, or RSV. Our lead product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s marketed HCV treatment regimens. We also have a second HCV protease inhibitor in phase 3 development with AbbVie, as well as a wholly-owned HCV program using a different class of molecules known as cyclophilin inhibitors, one of which is now in phase 1 development. In addition, we have a program in NASH, with a lead candidate, EDP-305, which we plan to take into clinical trials in the second half of calendar 2016. EDP-305 may have utility in primary biliary cholangitis, or PBC, as well. We also have research programs targeting HBV and RSV.

Our HCV protease inhibitors have been discovered and developed through our collaboration with AbbVie (formerly Abbott Laboratories), including:

•	Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other all-oral, interferon-free HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. VIEKIRA PAK was approved and first sold in the U.S. in December 2014 for treatment of genotype 1 HCV, the most prevalent genotype of HCV in the U.S., EU and Japan. A regimen containing paritaprevir and only one other direct-acting antiviral, or DAA, is now approved in Japan (VIEKIRAX®, September 2015) for the treatment of genotype 1 HCV and in the U.S. (TECHNIVIE™, July 2015), EU (VIEKIRAX, January 2015) and other countries for the treatment of genotype 4 HCV.

•	ABT-493: Our second protease inhibitor, ABT-493, is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie is now conducting a series of Phase 2 and 3 registrational trials with this investigational combination treatment, which will investigate 8-week and 12-week courses of this once-daily 2-DAA combination against all six major genotypes of HCV as well as subpopulations of patients with cirrhosis, renal impairment or failure on prior treatment regimens. AbbVie is planning for the first approval of this treatment in the U.S. in calendar 2017. AbbVie has completed several Phase 2 clinical studies of this investigational 2-DAA treatment and has most recently reported the following results from its Surveyor 1 and 2 studies:

•	After 8 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 97-98% in genotype 1, 2 or 3 HCV patients without cirrhosis.

•	100% percent SVR12 rates were achieved within 12 weeks of treatment in genotype 3 patients with compensated cirrhosis (Child-Pugh A) new to therapy.

•	100% percent SVR12 rates were achieved within 12 weeks of treatment in genotypes 4, 5 or 6 patients without cirrhosis; study of 8 week treatment duration in patients with these genotypes is ongoing.

In fiscal 2015, we received $125 million in milestone payments for commercialization regulatory approvals of paritaprevir, and we earned $34.1 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. In the first six months of our fiscal 2016, we received a $30 million milestone payment for the November 2015 reimbursement approval of paritaprevir in Japan, and earned $30.9 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We earned $13.0 million of those royalties in the three months ended March 31, 2016. We had $245.6 million in cash and marketable securities at March 31, 2016, exclusive of the $13.0 million in royalty receivables due to us from AbbVie at that date. These existing resources will allow us to continue to invest for the foreseeable future in our current research and development programs in virology, namely HCV, HBV and RSV, and in liver disease (non-virology), namely NASH and PBC:

•	EDP-494: We have a cyclophilin inhibitor, EDP-494, for which we initiated a clinical trial in HCV in the first quarter of calendar 2016 to demonstrate its potential benefit as a host targeted antiviral, or HTA. Cyclophilin is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. We believe that cyclophilin inhibitors will be particularly valuable in the setting of resistance associated variants, or RAVs, of HCV. The presence of pre-treatment, or baseline, RAVs in treatment-naïve patients, and the emergence of treatment emergent RAVs in treatment-experienced patients, can result in reduced ability to eradicate the HCV virus. Since cyclophilin is a human host target, and not a viral target, cyclophilin inhibitors are not affected by changes in the virus and, therefore, use of this class of inhibitor may provide a unique solution for a subset of hard-to-treat HCV patients. We plan to develop EDP-494 for use in combination with one or more DAAs for the treatment of any emerging HCV resistance to currently approved therapies and other therapies under development for HCV that use DAAs. It is also possible that an EDP-494-containing regimen may find utility in other hard-to-treat subpopulations of HCV patients.

•	EDP-305: We are also working on multiple compounds that selectively bind to and activate the farnesoid X receptor, referred to as FXR agonists, which we plan to develop for use in the treatment of NASH, and possibly PBC, both of which are liver diseases with very few therapeutic options. We plan to initiate clinical trials of our lead FXR agonist candidate, EDP-305, in the second half of calendar 2016.

•	HBV and RSV: We also have other programs to discover and develop new chemical entities for the treatment of HBV and RSV. In HBV, our initial focus is on core inhibitors, a mechanism with early clinical validation based on a compound from Novira (now part of Johnson & Johnson). In RSV, our initial efforts are concentrated on non-fusion inhibitors. For successful therapy for both HBV and RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore are pursuing multiple approaches in those programs. We intend to advance a candidate compound into the clinic in at least one of these two programs in calendar 2017.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

We are currently funding all research and development for our internal programs. We have prioritized our cyclophilin program because we believe that high-barrier-to-resistance mechanisms are going to be increasingly important for the treatment of HCV patients, including those that have failed on current DAA therapies. We expect to incur substantially greater expenses as we continue to advance our cyclophilin inhibitor, EDP-494, through Phase 1 clinical development, which began in January 2016. We are also funding our FXR agonist program, including substantial preclinical development work, which we expect will enable us to initiate clinical development of our lead candidate, EDP-305, in the second half of calendar 2016. In addition, we have increased expenses in fiscal 2016 as we advance other compounds into substantial preclinical development.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel compounds for the treatment of infectious diseases and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaborations and a NIAID government contract, as well as net proceeds of approximately $59.9 million that we received from our March 2013 IPO, after deducting underwriting discounts and commissions.

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years. We expect that our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including royalties from sales of paritaprevir-containing regimens and potential milestone payments and royalties from the development program for ABT-493, our second protease inhibitor being developed with AbbVie. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of any AbbVie regimen containing ABT-493, as well as uncertainty regarding the extent of royalty payments related to paritaprevir, we cannot be certain as to when or whether we will receive further milestone payments or the extent of our royalty revenues under this collaboration or whether we will continue to report net income in future periods.

ENANTA Pharmaceuticals PIPELINE

PRODUCT CANDIDATE (GLOBAL PARTNER)		PRECLIN	PHASE 1	PHASE 2	PHASE 3	APPROVED	STATUS
HCV	Protease inhibitor: paritaprevir-containing regimens (AbbVie)	(paritaprevir/r + NS5A + NNuc) ± RBV					GT1: Marketed by AbbVie
		(paritaprevir/r + NS5A) + RBV					GT4: Marketed by AbbVie
		(paritaprevir/r + NS5A)					GT1: Marketed in Japan by AbbVie
HCV	Protease inhibitor: ABT-493-containing regimen (AbbVie)	ABT-493 + ABT-530					Multiple registrational trials ongoing
HCV	NS5A inhibitor: EDP-239	EDP-239					Proof-of-concept study completed in GT1 in 2014*
HCV	Cyclophilin inhibitor: EDP-494	EDP-494					Phase 1 ongoing
HBV	Core inhibitor						Preclinical candidate identification ongoing
RSV	Respiratory Syncytial Virus Non-Fusion inhibitor						Preclinical candidate identification ongoing
NASH PBC	Non-alcoholic steato-hepatitis (NASH) Primary biliary cholangitis (PBC)	EDP-305					Preclinical FXR agonist candidate identified

NOTE: "/r" refers to ritonavir; "NS5A" refers to AbbVie's NS5A inhibitor ombitasvir; "NNuc" refers to AbbVie's non-nucleoside polymerase inhibitor dasabuvir; "ABT-530" refers to AbbVie's second NS5A inhibitor; "RBV" refers to ribavirin

*Ready for combination studies with DAAs, if needed.

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

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$50,000	$30,000	$125,000
Royalties	13,004	6,961	30,873	8,353
NIAID contract	—	406	576	1,512

Total revenue	$13,004	$57,367	$61,449	$134,865

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then, have been recognized as revenue upon achievement of each milestone by AbbVie. During the six months ended March 31, 2016 we earned and recognized as revenue a $30.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. During the six months ended March 31, 2015, we earned and recognized as revenue a $75.0 million milestone payment related to AbbVie’s FDA approval of a combination containing paritaprevir. We also earned and recognized as revenue a $50.0 million milestone payment from AbbVie upon commercialization regulatory approval of a similar regimen in Europe during that same period in 2015. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments from AbbVie totaling up to $80.0 million related to the successful commercialization regulatory approvals in major markets of the first HCV treatment regimen incorporating another of our collaboration’s protease inhibitors.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Research and development	$9,143	$5,368	$18,176	$9,887
General and administrative	4,426	3,438	8,244	6,207

Total operating expenses	$13,569	$8,806	$26,420	$16,094

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

We expect that our research and development expenses will continue to increase in the future as we advance our cyclophilin inhibitor program for HCV and our research and development efforts in NASH, HBV and RSV.

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

Income Tax Expense

Income tax expense is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit reported for the year to date period.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$13,004	$57,367
Research and development expenses	9,143	5,368
General and administrative expenses	4,426	3,438
Other income (expense):
Interest income	408	229
Interest expense	(11)	(2)
Change in fair value of warrant liability and Series 1 preferred stock	75	(17)
Income tax provision	(1,552)	(20,018)

Revenue.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$50,000
Royalties	13,004	6,961
NIAID contract	—	406

Total revenue	$13,004	$57,367

We recognized revenue of $13.0 million during the three months ended March 31, 2016, as compared to $57.4 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. During the three months ended March 31, 2015, revenue consisted of a $50.0 million milestone payment from AbbVie upon commercialization regulatory approval of paritaprevir-containing regimens in Europe, $7.0 million in royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir, and $0.4 million under our contract with NIAID, which ended in fiscal 2015.

Research and development expenses.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
R&D programs:
Virology	$4,668	$2,475
Liver disease	4,255	1,737
Other	220	1,156

Total research and development expenses	$9,143	$5,368

Research and development expenses increased $3.8 million from the three months ended March 31, 2015, as compared to the same period in 2016. The increase was primarily due to an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in clinical and preclinical activities in our virology and liver disease programs.

General and administrative expenses. General and administrative expenses increased by $1.0 million from the three months ended March 31, 2015, as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense related to an increase in headcount, additional stock option grants to employees, and achievement of performance-based option milestones granted to management.

Other income (expense). Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the three months ended March 31, 2016, as compared to the same period in 2015, was due to higher average investment balances in the second fiscal quarter of 2016 as compared to 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the three months ended March 31, 2016, we recorded income due to a decrease in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock. During the same period in 2015, we recorded an expense due to an increase in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax expense. For the three months ended March 31, 2016 and March 31, 2015, we recorded an income tax provision of $1.6 million and $20.0 million, respectively. For the three months ended March 31, 2016 we increased our estimate of our annual effective tax rate for fiscal 2016, which resulted in an income tax provision of $1.6 million, despite our pre-tax loss for the quarter. For the three months ended March 31, 2015 we recorded an income tax provision of $20.0 million, which represented an effective tax rate of 41.0%.

Comparison of Six Months Ended March 31, 2016 and 2015

	Six Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$61,449	$134,865
Research and development expenses	18,176	9,887
General and administrative expenses	8,244	6,207
Other income (expense):
Interest income	764	356
Interest expense	(23)	(4)
Change in fair value of warrant liability and Series 1 preferred stock	60	159
Income tax provision	(11,286)	(48,520)

Revenue.

	Six Months Ended March 31,
	2016	2015
	(in thousands)
AbbVie agreement:
Milestone payments	$30,000	$125,000
Royalties	30,873	8,353
NIAID contract	576	1,512

Total revenue	$61,449	$134,865

We recognized revenue of $61.4 million during the six months ended March 31, 2016, as compared to $134.9 million during the six months ended March 31, 2015. During the six months ended March 31, 2016 and 2015, we recognized $30.0 million and $125.0 million, respectively, in milestone payments under our collaboration with AbbVie as a result of regulatory approvals for AbbVie’s paritaprevir-containing regimens in Japan and the U.S. and EU, respectively. We earned royalties of $30.9 million and $8.4 million during the six months ended March 31, 2016 and 2015, respectively, related to net sales of AbbVie’s paritaprevir-containing regimens. Government contract revenue was $0.6 million and $1.5 million during the six months ended March 31, 2016 and 2015, respectively, under our contract with NIAID which ended in fiscal 2015. We recognized revenue under our NIAID contract in the first quarter of fiscal 2016 based on final billings after the contract was completed at the end of fiscal 2015.

Research and development expenses.

	Six Months Ended March 31,
	2016	2015
	(in thousands)
R&D programs:
Virology	$9,016	$4,778
Liver disease	8,564	2,497
Other	596	2,612

Total research and development expenses	$18,176	$9,887

Research and development expenses increased $8.3 million from the six months ended March 31, 2015, as compared to the same period in 2016. The increase was primarily due to an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in clinical and preclinical activities in our virology and liver disease programs.

General and administrative expenses. General and administrative expenses increased by $2.0 million from the six months ended March 31, 2015, as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense as a result of an increase in headcount, additional stock option grants to employees, and achievement of performance-based option milestones granted to management.

Other income (expense). Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, was due to higher average investment balances in the first six months of 2016 as compared to the same period in 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. During the six months ended March 31, 2016 and 2015, we recorded income due to a decrease in the fair value of our warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax expense. For the six months ended March 31, 2016 and March 31, 2015, we recorded an income tax provision of $11.3 million and $48.5 million, respectively, representing an estimated annual effective tax rate of 31.5% and 40.7%, respectively. For the six months ended March 31, 2016 our estimated annual effective tax rate was lower than in the comparable period of 2015 primarily due to Congress’ reinstatement of federal research and development tax credits during the most recent fiscal year which is included in the 2016 annual effective tax rate.

Liquidity and Capital Resources

At March 31, 2016, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $245.6 million.

From our inception through March 31, 2016, we have financed our operations, primarily through contract payments under our collaborations, government research and development contracts and grants, private placements, and our initial public offering of our equity. The following table shows a summary of our cash flows for the six months ended March 31, 2016 and 2015.

	Six Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$40,047	$93,251
Investing activities	$(6,089)	$(100,458)
Financing activities	$676	$2,259

Net cash provided by operating activities

The decrease in cash provided by operating activities of $53.2 million from the six months ended March 31, 2015 to the same period in 2016 is primarily driven by a decrease in cash receipts of $64.2 million under our collaboration with AbbVie. We received $62.2 million in cash from AbbVie during the first six months of fiscal 2016 compared to $126.4 million during the first six months of 2015. Receipts from AbbVie in the first six months of 2015 were primarily triggered by achievement of milestones upon commercialization regulatory approval in the U.S. and EU for AbbVie’s first HCV treatment regimen containing paritaprevir. In the first six months of 2016, we generated cash receipts from a $30.0 million payment upon commercialization regulatory approval of paritaprevir in Japan and royalties of $32.2 million based on AbbVie’s net sales of its HCV regimens. In addition, we increased cash spending on research and development by $7.6 million during the first six months of 2016 compared to the same period in 2015 in order to progress clinical and preclinical studies in our proprietary programs. This decrease in our cash balance was partially offset by a decrease of $16.4 million in income tax payments in 2016 as compared to 2015.

Net cash used in investing activities

The decrease in cash used in investing activities of $94.4 million from the six months ended March 31, 2015 to the same period in 2016 was driven by timing of purchases and maturities of marketable securities. During the six months ended March 31, 2016, we utilized $84.6 million of cash to purchase marketable securities, offset by $82.2 million of cash received from the maturity of marketable securities, compared to $135.8 million of cash used to purchase marketable securities, offset by maturities of marketable securities of $33.7 million and sales of marketable securities of $2.2 million in the same comparable period in 2015. During the six months ended March 31, 2016 we also utilized cash of $3.7 million as part of the expansion of our research facility compared to $0.4 million of cash used to purchase fixed assets in the same comparable period in 2015.

Net cash provided by financing activities

The decrease in net cash provided by financing activities of $1.6 million from the six months ended March 31, 2015 to the same period in 2016 was driven by a lower income tax benefit from the exercise of stock options of $1.9 million, partially offset by an increase in proceeds from exercises of stock options of $0.3 million.

Funding requirements

As of March 31, 2016, we had $245.6 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2016, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2015, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended March 31, 2016.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $245.6 million at March 31, 2016 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of March 31, 2016.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or ABT-493 (our second protease inhibitor, in clinical development), over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the successful development, regulatory approval, marketing and commercialization by AbbVie of combination therapies incorporating paritaprevir or ABT-493. Such success is subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to paritaprevir or ABT-493. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or potentially ABT-493 in combination therapies. For example, AbbVie:

•	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for combination therapies incorporating one of our protease inhibitor product candidates in the various markets of the world where these therapies are being introduced and sold by AbbVie;

•	may not compete successfully with its combination therapies against other products and therapies for HCV;

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for paritaprevir or similar restrictions or additional clinical trials for ABT-493;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies, and all commercially necessary reimbursement approvals;

•	may be unable to complete successfully the clinical development of an ABT-493-containing regimen;

•	may not commit sufficient resources to the development or regulatory approval of regimens containing ABT-493 or to the marketing and distribution of regimens containing paritaprevir or ABT-493, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our protease inhibitor candidates;

•	may not be able to manufacture paritaprevir or ABT-493 in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with regimens containing paritaprevir or ABT-493 in the treatment of HCV.

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

We expect our current and future product candidates to face intense and increasing competition as new products continue to enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek® (telaprevir) of Vertex and Victrelis™ (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV, which in combination with interferon and ribavirin, were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead, for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni®, a fixed-dose combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir (brand name Olysio®, from Janssen Therapeutics) and sofosbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s VIEKIRA PAK treatment regimen containing our collaboration’s paritaprevir was approved by the FDA, and since then approvals of other paritaprevir-containing regimens and Harvoni followed in the EU and Japan. In July 2015, BMS received approval in the US for daclatasvir in combination with sofosbuvir for genotype 3 HCV patients. Also in that month, the FDA approved the paritaprevir-containing regimen TechnivieTM from our partner AbbVie for genotype 4 HCV patients. On January 28, 2016 Merck received FDA approval for its combination of a protease and an NS5A inhibitor for the treatment of patients with genotypes 1 or 4 HCV infection. Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV in the next year. These other potential new treatment regimens may render AbbVie’s treatment regimens containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens, a number of which remain under active development and involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, Bristol-Myers Squibb, Co-Crystal Pharma, Gilead, Johnson & Johnson, Medivir, Merck, Regulus and Roche, as well as by our collaborator AbbVie.

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

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept and Genfit. In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Cempra, Conatus, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Medicinova, Novo Nordisk, and Tobira. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Boehringer Ingelheim, Cymabay, Durect, Islet, Metabolic Solutions Development Company, NGM, Shire, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Gilead, Roche, Arbutus, and Arrowhead Pharmaceuticals have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Alnylam, Arbutus, Assembly, Johnson & Johnson, Ionis, Spring Bank and Replicor.

For RSV, there are no safe and effective approved therapies. Several companies are seeking new antiviral treatments for RSV in adult and pediatric settings. Aviragen (formerly Biota), Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody. Earlier stage programs have also been reported by Ark Biosciences, and Medivir.

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

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent programs for HCV using our cyclophilin inhibitor in one or more combination regimens as well as for any of our research programs beyond HCV, we will need to successfully:

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

If we are not successful in discovering further product candidates in addition to paritaprevir, ABT-493 and EDP-494 our ability to expand our business and achieve our strategic objectives will be impaired.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, and Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our future product candidates.

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

In each of our 2013, 2014 and 2015 fiscal years as well as in the first quarter of fiscal 2016, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on paritaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, and in some cases, not yet approved, therapies for HCV, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. In addition, it is not yet clear what will be the long-term impact, if any, of the October 2015 drug safety communication from the FDA regarding the risks of AbbVie’s VIEKIRA PAK and TECHNIVIE regimens in patients with decompensated cirrhosis, for which those regimens had never been recommended. Future milestone payments are uncertain because AbbVie may choose not to continue research or development activities for our ABT-493 product candidate. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, under our AbbVie collaboration we may not achieve the specified milestones for ABT-493, that product candidate may not be approved by the FDA or other regulatory authorities or, if ABT-493 is approved, the combination containing it may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or ABT-493 included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for one of AbbVie’s regimens containing a protease inhibitor. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve AbbVie’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie estimates that it will be 2017 before an NDA for one of AbbVie’s HCV treatment regimens containing ABT-493 could be approved by the FDA or the EMA.

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

We have designed our EDP-494 program to be substantially different from another cyclophilin inhibitor, alisporivir. The combination of interferon with ribavirin and alisporivir has been associated with pancreatitis in patients receiving treatment with the combination during clinical trials. We do not plan to develop EDP-494 in combination with interferon or ribavirin, which have also been associated with pancreatitis in other clinical contexts not including a cyclophilin inhibitor. However, we cannot give any assurance that EDP-494 will not result in any unforeseen side effects.

In our NASH program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. With the exception of one drug approved to treat cholesterol gallstone dissolution and a rare lipid storage disease, there are no approved FXR agonists and the adverse effects from long-term exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

In addition, our drug candidates for NASH may be developed as a potential treatment for a severe disease that commonly occurs in patients with other serious conditions, including metabolic syndrome and diabetes. Any clinical trials in NASH will necessarily be conducted in patient populations that may be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates.

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

Any of these events could prevent us or any potential future collaborator from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of any product we develop with EDP-494 or NASH.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-494, EDP-239, EDP-305 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

We, or only AbbVie in the case of ABT-493, may delay or terminate the development of a product candidate at any time if we or AbbVie believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

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

Paritaprevir, ABT-493, as well as EDP-494 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any product for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

•	the efficacy and safety of treatment regimens containing one of our product candidates, as demonstrated in clinical trials, and the degree to which these regimens represent a clinically meaningful improvement in care as compared with other available therapies;

•	the clinical indications for which any treatment regimen containing one of our product candidates become approved;

•	acceptance among physicians, major operators of clinics, payors and patients of any treatment regimen containing one of our product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the potential and perceived advantages of treatment regimens containing one of our product candidates over alternative treatments;

•	the cost of treatment of regimens containing one of our product candidates in relation to the cost of alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities and successful negotiation of favorable agreements with payors by us or any collaborator of ours, as well as the impact of any agreements among any of the foregoing and one or more of our competitors limiting access to our product in favor of one or more competitive products;

•	the continued growth and longevity of the HCV drug market or any other market for which we develop a drug;

•	the levels of funding provided by government-funded healthcare for HCV treatment or treatment of any other disease for which we develop a drug;

•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;

•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and

•	the effectiveness of our or any collaborator’s sales and marketing efforts.

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

We do not currently own or operate any manufacturing facilities. We plan to continue to work with third-party contract manufacturers to produce sufficient quantities of any future product candidates for preclinical testing, clinical trials and commercialization. If we are unable to arrange for such a third-party manufacturing source for any of our product candidates, or fail to do so on commercially reasonable terms, we may not be able to successfully produce, develop and market one or more of our future product candidates, or we may be delayed in doing so.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our future product candidates. We will also rely on third parties to perform clinical trials of our future product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our future product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our future product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

To the extent we elect to enter into additional licensing or collaboration agreements to partner our future product candidates, our dependence on such relationships may adversely affect our business.

Our commercialization strategy for some of our future product candidates may depend on our ability to enter into collaboration agreements with other companies to obtain access to other compounds for use in combination with any of our product candidates or for assistance and funding for the development and potential commercialization of any of these product candidates, similar to what we have done with AbbVie. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more additional collaboration agreements, collaborations can involve greater uncertainty for us, as we may have limited or no control over certain aspects of our collaborative programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our product candidates subject to collaborative arrangements may never be successfully commercialized.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $16.49 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by AbbVie regarding HCV treatment regimens containing any of our product candidates it is developing or commercializing, including announcements regarding clinical, regulatory or commercial developments or our collaboration;

•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s paritaprevir-containing HCV treatment regimens or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to achieve commercial success;

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	any collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;

•	regulatory or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	our ability to commercialize our future product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.8 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the March 31, 2016 closing price of our common stock at $29.37 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was

$5.2 million as of March 31, 2016. The accelerated vesting of options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” until September 30, 2018, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 (the end of our second fiscal quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following September 30 (our fiscal year end). Based on the market value of our common stock at March 31, 2016 and the number of shares of our common stock held by non-affiliates, we continue to be an “emerging growth company” for our fiscal 2016. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2016, we had outstanding 18,956,602 shares of common stock. In addition, at that date 1,495,321 and 97,050 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 31, 2016, we have used approximately $58.8 million of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the development of a nucleotide polymerase inhibitor candidate and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The balance of the net proceeds from the offering has been invested in cash and cash equivalents and in short-term and long-term marketable securities, consisting of investment grade, interest bearing instruments and U.S. government securities, with maturities of no longer than 38 months. These investments are reflected in cash and cash equivalents, short-term marketable securities and long-term marketable securities on our balance sheet at March 31, 2016. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months and six months ended March 31, 2016, and 2015 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the six months ended March 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 10, 2016

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and six months ended March 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the six months ended March 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X