Form 10-Q
period 2016-06-30
ENANTA PHARMACEUTICALS INC
filed 2016-08-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2016, was 19,035,910 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$24,789	$21,726
Short-term marketable securities	193,676	123,479
Accounts receivable	13,978	15,289
Unbilled receivables	—	433
Deferred tax assets	1,147	1,447
Prepaid expenses and other current assets	8,200	8,267

Total current assets	241,790	170,641
Property and equipment, net	7,499	5,886
Long-term marketable securities	26,194	64,238
Deferred tax assets	5,843	4,640
Restricted cash	608	608

Total assets	$281,934	$246,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,044	$1,543
Accrued expenses and other current liabilities	4,583	3,962
Income taxes payable	2,942	1,199

Total current liabilities	9,569	6,704
Warrant liability	1,237	1,276
Series 1 nonconvertible preferred stock	158	163
Other long-term liabilities	1,963	1,713

Total liabilities	12,927	9,856
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 19,035,763 and 18,716,834 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively;	190	187
Additional paid-in capital	239,252	229,957
Accumulated other comprehensive income	117	33
Retained earnings	29,448	5,980

Total stockholders’ equity	269,007	236,157

Total liabilities and stockholders’ equity	$281,934	$246,013

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue
Milestones	$—	$—	$30,000	$125,000
Royalties	13,978	11,390	44,851	19,743
Other	—	209	576	1,721

Total revenue	$13,978	$11,599	$75,427	$146,464
Operating expenses:
Research and development	10,785	6,253	28,961	16,140
General and administrative	4,282	3,643	12,526	9,850

Total operating expenses	15,067	9,896	41,487	25,990

Income (loss) from operations	(1,089)	1,703	33,940	120,474
Other income (expense):
Interest income	474	304	1,238	660
Interest expense	(11)	(2)	(34)	(6)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(16)	(15)	44	144

Total other income (expense), net	447	287	1,248	798

Income (loss) before income taxes	(642)	1,990	35,188	121,272
Income tax (expense) benefit	(434)	428	(11,720)	(48,092)

Net income (loss)	$(1,076)	$2,418	$23,468	$73,180

Net income (loss) per share:
Basic	$(0.06)	$0.13	$1.24	$3.92
Diluted	$(0.06)	$0.13	$1.22	$3.80
Weighted average shares outstanding:
Basic	18,982,825	18,697,104	18,892,627	18,659,742
Diluted	18,982,825	19,277,966	19,223,359	19,276,767

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(1,076)	$2,418	$23,468	$73,180

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $185, ($40), $50 and $18	(84)	(57)	84	26

Total other comprehensive income (loss)	(84)	(57)	84	26

Comprehensive income (loss)	$(1,160)	$2,361	$23,552	$73,206

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$23,468	$73,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,206	435
Non-cash interest expense	—	6
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(44)	(144)
Stock-based compensation expense	6,844	4,041
Gain on sale of fixed assets	—	(21)
Premium on marketable securities	(130)	(2,063)
Gain on sale of marketable securities	—	(4)
Amortization of premium on marketable securities	1,304	1,651
Deferred income taxes	546	11,076
Income tax benefit from the exercise of stock options	(1,749)	(1,817)
Change in operating assets and liabilities:
Accounts receivable	1,311	(10,000)
Unbilled receivables	433	1,394
Prepaid expenses and other current assets	67	(1,108)
Accounts payable	677	(332)
Accrued expenses	1,946	391
Income taxes payable	1,754	2,229
Other long-term liabilities	302	134

Net cash provided by operating activities	37,935	79,048

Cash flows from investing activities
Purchase of property and equipment	(4,323)	(756)
Purchase of marketable securities	(150,490)	(155,583)
Sale of marketable securities	—	2,210
Maturities of marketable securities	117,297	62,017
Increase in restricted cash	—	(172)

Net cash used in investing activities	(37,516)	(92,284)

Cash flows from financing activities
Proceeds from exercise of stock options	945	564
Payments of capital lease obligations	(50)	—
Income tax benefit from the exercise of stock options	1,749	1,817

Net cash provided by financing activities	2,644	2,381

Net increase (decrease) in cash and cash equivalents	3,063	(10,855)
Cash and cash equivalents at beginning of period	21,726	30,699

Cash and cash equivalents at end of period	$24,789	$19,844

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,116	$39,566

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2016 and results of operations for the three and nine months ended June 30, 2016 and 2015 and cash flows for the nine months ended June 30, 2016 and 2015 have been made. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendment includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing in April 2016 to clarify guidance from ASU 2014-09. Specifically, this amendment addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The FASB also issued ASU No. 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, in May 2016. This amendment addresses collectability, non-cash consideration, presentation of sales tax and transitioning to the new standard. These new standards will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2017, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-09 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2016 and September 30, 2015 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$62,658	$—	$—	$62,658
Cash equivalents	20,534	—	—	20,534
Corporate bonds	—	79,326	—	79,326
Commercial paper	—	46,819	—	46,819
U.S. Agency bonds	—	31,067	—	31,067

	$83,192	$157,212	$—	$240,404

Liabilities:
Warrant liability	$—	$—	$1,237	$1,237
Series 1 nonconvertible preferred stock	—	—	158	158

	$—	$—	$1,395	$1,395

	Fair Value Measurements at September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,327	$—	$—	$21,327
Corporate bonds	—	151,020	—	151,020
U.S. Agency bonds	—	36,697	—	36,697

	$21,327	$187,717	$—	$209,044

Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	163	163

	$—	$—	$1,439	$1,439

During the three and nine months ended June 30, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2016 and September 30, 2015, respectively, the warrant liability was comprised of the value of warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of both of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in the consolidated statements of operations.

As of June 30, 2016 and September 30, 2015, the recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Unobservable Input	June 30, 2016 Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.50%

	Unobservable Input	September 30, 2015 Range (Weighted Average)
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	5% - 60%
	Periods in which payout is expected to occur	2016 – 2017
	Discount rate	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2015	$1,276	$163
Decrease in fair value	(39)	(5)

Balance, June 30, 2016	$1,237	$158

4.	Marketable Securities

As of June 30, 2016 and September 30, 2015, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$79,259	$75	$(8)	$79,326
U.S. Treasury notes	62,558	100	—	62,658
Commercial paper	46,819	—	—	46,819
U.S. Agency bonds	31,047	20	—	31,067

	$219,683	$195	$(8)	$219,870

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,012	$77	$(69)	$151,020
U.S. Agency bonds	36,652	45	—	36,697

	$187,664	$122	$(69)	$187,717

As of June 30, 2016, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, which have maturities within three years and an aggregate fair value of $26,194.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Accrued expenses:
Accrued preclinical and clinical expenses	$1,696	$237
Accrued payroll and related expenses	1,661	1,622
Accrued professional fees	517	338
Accrued other	419	371
Accrued vendor manufacturing	219	18
Capital lease obligation	71	69
Accrued fixed assets	—	1,307

	$4,583	$3,962

Other long-term liabilities:
Accrued rent expense	$682	$628
Uncertain tax positions	668	448
Capital lease obligation	478	529
Asset retirement obligation	135	108

	$1,963	$1,713

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (the “AbbVie Agreement”), as amended, with AbbVie Inc. to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir, under which it has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling $380,000 through June 30, 2016. As of June 30, 2016 the Company is eligible to receive additional milestone payments totaling up to $80,000 upon AbbVie’s achievement of commercialization regulatory approval in the U.S. and other selected world markets for any additional protease inhibitor commercialized by AbbVie. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. The Company is also receiving annually tiered royalties per product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on calendar year net sales by AbbVie allocated to the collaboration’s protease inhibitors. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

During the three and nine months ended June 30, 2016, the Company earned and recognized milestone revenue of $0 and $30,000 respectively, upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan in November 2015. During the three and nine months ended June 30, 2015, the Company earned and recognized milestone revenue of $0 and $125,000 respectively, upon AbbVie’s achievement of commercialization regulatory approval of VIEKIRAX in Europe in January 2015 and VIEKIRA PAK in the U.S in December 2014.

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

The Company may grant stock-based awards under its existing 2012 Equity Incentive Plan (the “2012 Plan”) and its Employee Stock Purchase Plan (the “ESPP”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995

Plan”), but is no longer granting awards under this plan. As of June 30, 2016, 491,511 shares of common stock are available for issuance under the 2012 Plan. As of June 30, 2016, a total of 185,614 shares of common stock are available for issuance under the ESPP. As of June 30, 2016, the Company had not commenced any offering under the ESPP and no shares have been issued.

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

In March 2013, the Company granted to certain executive officers 167,052 options that vest upon achievement of certain performance-based targets. The aggregate fair value of these performance options ranges between $0 and $2,479. During the three and nine months ended June 30, 2016, certain performance-based targets were achieved and the Company recorded compensation expense of $206 and $412, respectively, in the consolidated statements of operations.

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	1,752,010	$23.76	7.2	$25,093
Granted	495,780	30.52
Exercised	(318,929)	3.21
Forfeited	(38,530)	32.17

Outstanding, June 30, 2016	1,890,331	$28.81	7.8	$4,989

Options vested and expected to vest as of June 30, 2016	1,751,653	$29.84	7.9	$3,979

Options exercisable as of June 30, 2016	836,313	$25.01	7.0	$3,894

In December 2015, the Company awarded certain executive officers a total of 50,000 share units consisting of 25,000 performance share units, or PSUs, and 25,000 relative total shareholder return units, or rTSRUs. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2017. The aggregate grant date fair value of the 25,000 PSUs ranges between $0 and $1,602. During the three and nine months ended June 30, 2016, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

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

The Company used a Monte Carlo simulation model to estimate that the aggregate grant-date fair value of the rTSRUs was $942. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

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

The PSUs will vest and result in issuance, or settlement, of common shares, based upon continued employment and achievement of specified research and development milestones on or before December 31, 2016. The aggregate grant date fair value of the 2,625 PSUs ranges between $0 and $168. During the three and nine months ended June 30, 2016, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved during this period.

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

The Company used a Monte Carlo simulation model to estimate that the aggregate grant-date fair value of the rTSRUs was $44. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.65%
Dividend yield	0%
Expected volatility	72.30%
Remaining performance period (years)	1.03
Estimated fair value per share of rTSRUs granted	$16.90

The fair value related to the rTSRUs will be recorded as compensation expense over the period from date of grant to December 2016 regardless of whether the target relative total shareholder returns are reached.

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months ended June 30,		Nine Months ended June 30,
	2016	2015	2016	2015
Research and development	$790	$468	$2,092	$1,106
General and administrative	1,680	1,116	4,752	2,935

	$2,470	$1,584	$6,844	$4,041

As of June 30, 2016, the Company had an aggregate of $24,680 unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(1,076)	$2,418	$23,468	$73,180
Denominator:
Weighted average common shares outstanding—basic	18,982,825	18,697,104	18,892,627	18,659,742

Net income (loss) per share allocable to common shareholders—basic	$(0.06)	$0.13	$1.24	$3.92

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,076)	$2,418	$23,468	$73,180
Denominator:
Weighted average common shares outstanding—basic	18,982,825	18,697,104	18,892,627	18,659,742
Dilutive effect of common stock equivalents	—	580,862	330,732	617,025

Weighted average common shares outstanding—diluted	18,982,825	19,277,966	19,223,359	19,276,767

Net income (loss) per share allocable to common shareholders—diluted	$(0.06)	$0.13	$1.22	$3.80

Antidilutive common stock equivalents excluded from above	1,619,987	700,679	1,250,330	599,384

The impact of certain common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the three months ended June 30, 2016 because the impact would have been anti-dilutive for the period. The impact of dilutive common stock equivalents of 237,796 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2016 as the effect would be anti-dilutive.

As of June 30, 2016 the Company excluded 97,050 and 125,291 of unvested restricted stock units and performance based options, respectively, from the calculation of diluted net income per share attributable to common stockholders as these awards contain performance and market conditions that would not have been achieved as of June 30, 2016 had the measurement period been as of that date.

10.	Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recorded an income tax (expense) benefit of $(434) and $428 respectively. The income tax (expense) benefit for the three months ended June 30, 2016 and 2015 was primarily attributable to the Company’s domestic operations. During the three months ended June 30, 2016, the Company increased its estimate of its annual effective tax rate, which resulted in an income tax expense despite a pre-tax loss for the quarter. For the three months ended June 30, 2015, the Company’s effective tax rate of 21.5% differs from the statutory rate of 35.0% primarily due to a research and development tax credit study performed in the quarter which resulted in an incremental tax benefit upon its completion in June 2015.

For the nine months ended June 30, 2016 and 2015, the Company recorded an income tax (expense) of $(11,720) and $(48,092), respectively, representing an effective tax rate of 33.3% and 39.7%, respectively. For the nine months ended June 30, 2016, the Company’s effective tax rate differs from the statutory rate of 35.0% primarily due to reinstatement of the federal research and development tax credits which are included in the Company’s annual effective tax rate. For the nine months ended June 30, 2015, the Company’s effective tax rate differs from the statutory rate of 35.0% primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.

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

The Company had an unrecognized tax benefit of $668 and $448 as of June 30, 2016 and September 30, 2015, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $506 and $341 for the three months ended June 30, 2016 and 2015, respectively, and $1,519 and $821 for the nine months ended June 30, 2016 and 2015, respectively.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of June 30, 2016 and September 30, 2015, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which allowance is accounted for as a capital lease obligation.

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

The Company also has a non-exclusive license with respect to patents it uses in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000 plus low single digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the nine months ended June 30, 2016, the Company made a $500 milestone payment under this license agreement upon its filing to commence clinical development of its cyclophilin inhibitor candidate. During the three and nine months ended June 30, 2015, no events triggering such payment occurred.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2016.

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

Overview

We are a research and development-focused biotechnology company that uses our robust chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our research and development is currently focused on four disease targets: hepatitis C virus, or HCV; hepatitis B virus, or HBV; non-alcoholic steatohepatitis, or NASH; and respiratory syncytial virus, or RSV. Our lead product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s marketed HCV treatment regimens. We also have a second HCV protease inhibitor in phase 3 development with AbbVie, as well as a wholly-owned HCV program using a different class of molecules known as cyclophilin inhibitors, one of which is now in phase 1 development. In addition, we have a program in NASH, with a lead candidate, EDP-305, which we plan to take into clinical trials in the second half of calendar 2016. EDP-305 may have utility in primary biliary cholangitis, or PBC, as well. We also have research programs targeting HBV and RSV.

Our HCV protease inhibitors have been discovered and developed through our collaboration with AbbVie (formerly Abbott Laboratories), including:

•	Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other all-oral, interferon-free HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. VIEKIRA PAK was approved and first sold in the U.S. in December 2014 for treatment of genotype 1 HCV, the most prevalent genotype of HCV in the U.S., EU and Japan. A regimen containing paritaprevir and only one other direct-acting antiviral, or DAA, is now approved in Japan (VIEKIRAX®, September 2015) for the treatment of genotype 1 HCV and in the U.S. (TECHNIVIE™, July 2015), EU (VIEKIRAX, January 2015) and other countries for the treatment of genotype 4 HCV.

•	ABT-493: Our second protease inhibitor, ABT-493, is being developed by AbbVie in combination with its next-generation NS5A inhibitor, ABT-530, as a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV. AbbVie is now conducting a series of Phase 2 and 3 registrational trials with this investigational combination treatment, which will investigate 8-week and 12-week courses of this once-daily 2-DAA combination against all six major genotypes of HCV as well as subpopulations of patients with cirrhosis, renal impairment or failure on prior treatment regimens. AbbVie is planning for the first approval of this treatment in the U.S. in calendar 2017. AbbVie has completed several Phase 2 clinical studies of this investigational 2-DAA treatment and has most recently reported the following results from its Surveyor 1 and 2 studies:

•	After 8 weeks of treatment with doses at or closest to the Phase 3 clinical dose, SVR12 rates were 97-98% in genotype 1, 2 or 3 HCV patients without cirrhosis.

•	100% percent SVR12 rates were achieved within 12 weeks of treatment in genotype 3 patients with compensated cirrhosis (Child-Pugh A) new to therapy.

•	100% percent SVR12 rates were achieved within 12 weeks of treatment in genotypes 4, 5 or 6 patients without cirrhosis; a study of 8-week treatment duration in patients with these genotypes is ongoing.

In the first nine months of fiscal 2015, we received $125.0 million in milestone payments for commercialization regulatory approvals of paritaprevir, and we earned $19.7 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. In the first nine months of our fiscal 2016, we received a $30.0 million milestone payment for the November 2015 reimbursement approval of paritaprevir in Japan, and earned $44.9 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We earned $14.0 million of those royalties in the three months ended June 30, 2016. We had $244.7 million in cash and marketable securities at June 30, 2016, exclusive of the $14.0 million in royalty receivables due to us from AbbVie at that date. These existing resources will allow us to continue to invest for the foreseeable future in our current research and development programs in virology, namely HCV, HBV and RSV, and in liver disease (non-virology), namely NASH and PBC:

•	EDP-494: We have a cyclophilin inhibitor, EDP-494, for which we initiated clinical studies in the first quarter of calendar 2016, including a proof-of-concept study in HCV patients, to demonstrate its potential benefit as a host-targeted antiviral, or HTA. Cyclophilin is a protein in the human body that has been shown to be involved in HCV replication. By focusing on this human, or host, target rather than a viral target, we have selected a mechanism shown to be less susceptible to the HCV resistance that can occur due to viral mutation in response to therapy. We believe that cyclophilin inhibitors will be particularly valuable in the setting of resistance associated variants, or RAVs, of HCV. The presence of pre-treatment, or baseline, RAVs in treatment-naïve patients, and the emergence of treatment emergent RAVs in treatment-experienced patients, can result in reduced ability to eradicate the HCV virus. Since cyclophilin is a human host target, and not a viral target, cyclophilin inhibitors are not affected by changes in the virus and, therefore, use of this class of inhibitor may provide a unique solution for a subset of hard-to-treat HCV patients. We plan to develop EDP-494 for use in combination with one or more DAAs for the treatment of any emerging HCV resistance to currently approved therapies and other therapies under development for HCV that use DAAs. It is also possible that an EDP-494-containing regimen may find utility in other hard-to-treat subpopulations of HCV patients.

•	EDP-305: We are also working on multiple compounds that selectively bind to and activate the farnesoid X receptor, referred to as FXR agonists, which we plan to develop for use in the treatment of NASH, and possibly PBC, both of which are liver diseases with very few therapeutic options. We plan to initiate clinical trials of our lead FXR agonist candidate, EDP-305, in the second half of calendar 2016.

•	HBV and RSV: We also have programs to discover and develop new chemical entities for the treatment of HBV and RSV. In HBV, our initial focus is on core inhibitors, a mechanism with early clinical validation. In RSV, our initial efforts are concentrated on non-fusion inhibitors. To develop successful therapies for both HBV and RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore are pursuing multiple approaches in those programs. We intend to advance a candidate compound into the clinic in at least one of these programs in calendar 2017.

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

Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years. We expect that our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including royalties from sales of paritaprevir-containing regimens and potential milestone payments and royalties from the development program for ABT-493, our second protease inhibitor being developed with AbbVie. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development and regulatory approval and market acceptance of any AbbVie regimen containing ABT-493, as well as uncertainty regarding the extent of royalty payments related to paritaprevir, we cannot be certain as to when or whether we will receive further milestone payments or the extent of our royalty revenues under this collaboration or whether we will continue to report net income in future full-year periods.

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

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
AbbVie agreement:
Milestone payments	$—	$—	$30,000	$125,000
Royalties	13,978	11,390	44,851	19,743
NIAID contract:	—	209	576	1,721

Total revenue	$13,978	$11,599	$75,427	$146,464

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the nine months ended June 30, 2016 we earned and recognized as revenue a $30.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. During the nine months ended June 30, 2015, we earned and recognized as revenue a $75.0 million milestone payment related to AbbVie’s FDA approval of a combination containing paritaprevir. We also earned and recognized as revenue a $50.0 million milestone payment from AbbVie upon commercialization regulatory approval of a similar regimen in Europe during that same period in 2015. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments from AbbVie totaling up to $80.0 million related to the successful commercialization regulatory approvals in major markets of the first HCV treatment regimen incorporating another of our collaboration’s protease inhibitors.

We also receive annually tiered, double-digit royalties per product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$10,785	$6,253	$28,961	$16,140
General and administrative	4,282	3,643	12,526	9,850

Total operating expenses	$15,067	$9,896	$41,487	$25,990

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

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Revenue	$13,978	$11,599
Research and development	10,785	6,253
General and administrative	4,282	3,643
Other income (expense), net:
Interest income	474	304
Interest expense	(11)	(2)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(16)	(15)
Income tax (expense) benefit	(434)	428

Revenue.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
AbbVie agreement:
Royalties	$13,978	$11,390
Milestones	—	—
NIAID contract:	—	209

Total revenue	$13,978	$11,599

We recognized revenue of $14.0 million during the three months ended June 30, 2016 as compared to $11.6 million during three months ended June 30, 2015. During the three months ended June 30, 2016, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. During the three months ended June 30, 2015, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir, and $0.2 million of revenue earned under our contract with NIAID.

Research and development expenses.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
R&D programs:
Virology	$6,033	$2,398
Liver disease	4,619	3,197
Other	133	658

Total research and development expenses	$10,785	$6,253

Research and development expenses increased $4.5 million for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased by $0.6 million for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in stock-based compensation expense related to an increase in headcount, additional stock option grants to employees, and achievement of performance-based option milestones granted to management.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the three months ended June 30, 2016 as compared to the same period in 2015 was due to higher average investment balances in the third fiscal quarter of 2016 as compared to the same period in 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the three months ended June 30, 2016 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter.

Income tax (expense) benefit. For the three months ended June 30, 2016 and 2015, we recorded an income tax (expense) benefit of $(0.4) million and $0.4 million, respectively. For the three months ended June 30, 2016 we increased our estimate of our annual effective tax rate, which resulted in an income tax expense despite a pre-tax loss for the quarter. For the three months ended June 30, 2015, a research and development tax credit study performed in the quarter resulted in an incremental tax benefit upon its completion in June 2015, despite pre-tax income for the quarter.

Comparison of nine months ended June 30, 2016 and 2015

	Nine Months Ended June 30,
	2016	2015
	(in thousands)
Revenue	$75,427	$146,464
Research and development	28,961	16,140
General and administrative	12,526	9,850
Other income (expense), net:
Interest income	1,238	660
Interest expense	(34)	(6)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	44	144
Income tax (expense) benefit	(11,720)	(48,092)

Revenue.

	Nine Months Ended June 30,
	2016	2015
	(in thousands)
AbbVie agreement:
Royalties	$44,851	$19,743
Milestones	30,000	125,000
NIAID contract:	576	1,721

Total revenue	$75,427	$146,464

We recognized revenue of $75.4 million during the nine months ended June 30, 2016, as compared to $146.5 million during the nine months ended June 30, 2015. During the nine months ended June 30, 2016 and 2015, we recognized $30.0 million and $125.0 million, respectively, in milestone payments under our collaboration with AbbVie as a result of regulatory approvals for AbbVie’s paritaprevir-containing regimens in Japan and the U.S. and EU, respectively. We earned royalties of $44.9 million and $19.7 million during the nine months ended June 30, 2016 and 2015, respectively. The increase in royalty revenue was driven by an increase in net sales of AbbVie’s paritaprevir-containing regimens in 2016 as compared to 2015. Government contract revenue was $0.6 million and $1.7 million during the nine months ended June 30, 2016 and 2015, respectively, based on final payments under our contract with NIAID which ended in fiscal 2015.

Research and development expenses.

	Nine Months Ended June 30,
	2016	2015
	(in thousands)
R&D programs:
Virology	$15,049	$7,176
Liver disease	13,183	5,694
Other	729	3,270

Total research and development expenses	$28,961	$16,140

Research and development expenses increased $12.8 million for the nine months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities. These increases were partially offset by a decrease in clinical expenses for our other programs, specifically our contract with NIAID which ended in fiscal 2015.

General and administrative expenses. General and administrative expenses increased by $2.7 million for the nine months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in stock-based compensation expense as a result of an increase in headcount, additional stock option grants to employees, and achievement of performance-based option milestones granted to management.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the nine months ended June 30, 2016 as compared to the same period in 2015 was due to higher average investment balances in the first nine months of 2016 as compared to the same period in 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The credit recorded during nine months ended June 30, 2016 and 2015 was due to a decrease in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from year to year.

Income tax (expense) benefit. For the nine months ended June 30, 2016 and 2015, we recorded an income tax (expense) of $(11.7) million and $(48.1) million, respectively, representing an estimated annual effective tax rate of 33.3% and 39.7%, respectively. For the nine months ended June 30, 2016 our estimated annual effective tax rate was lower than in the comparable period of 2015 primarily due to Congress’ reinstatement of federal research and development tax credits during the most recent fiscal year which is included in the 2016 annual effective tax rate.

Liquidity and Capital Resources

At June 30, 2016, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $244.7 million.

Since our initial public offering in March 2013, we have financed our operations through contract payments under our collaborations, government research and development contracts and grants, and the net proceeds from our initial public offering of our equity. The following table shows a summary of our cash flows for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$37,935	$79,048
Investing activities	$(37,516)	$(92,284)
Financing activities	$2,644	$2,381

Net cash provided by operating activities

The decrease in cash provided by operating activities of $41.1 million for the nine months ended June 30, 2016 as compared to the same period in 2015 is primarily driven by a decrease in our net income largely as a result of a reduction in cash receipts under our collaboration with AbbVie. We received $75.2 million in cash from AbbVie during the first nine months of fiscal 2016, including royalties and a $30.0 million milestone payment, compared to $133.4 million during the first nine months of fiscal 2015, including royalties and $125.0 in milestone payments from AbbVie. In addition, we increased cash spending on research and development, which was reflected in our net income, during the first nine months of 2016 compared to the same period in 2015 in order to progress clinical development and preclinical research in our proprietary programs. These decreases to cash used in operating activities were partially offset by a decrease of $30.5 million in income tax payments, which is reflected in our income tax expense, based on lower income before tax in 2016 as compared to 2015.

Net cash used in investing activities

The decrease in cash used in investing activities of $54.8 million for the nine months ended June 30, 2016 as compared to the same period in 2015 was driven by timing of purchases and maturities of marketable securities. During the nine months ended June 30, 2016, we utilized $150.5 million of cash to purchase marketable securities, offset by $117.3 million of cash received from the maturity of marketable securities, compared to $155.6 million of cash used to purchase marketable securities, offset by maturities of marketable securities of $62.0 million and sales of marketable securities of $2.2 million in the same comparable period in 2015. During the nine months ended June 30, 2016, we increased our capital asset outlay by $3.6 million compared to 2015 as a result of our expansion of our research facility.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $0.3 million for the nine months ended June 30, 2016 as compared to the same period in 2015 was driven by a decrease in the excess tax benefits from the exercise of stock options of $0.1 million, partially offset by an increase in proceeds from exercises of stock options of $0.4 million.

Funding requirements

As of June 30, 2016, we had $244.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our Annual Report on Form 10-K for the year ended September 30, 2015, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended June 30, 2016

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $244.7 million at June 30, 2016 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of June 30, 2016.

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

We expect our product candidates to face intense and increasing competition as new products continue to enter the HCV and antiviral markets and advanced technologies become available, particularly in the case of HCV in combinations with existing products and other new products. First generation protease inhibitors, Incivek® (telaprevir) of Vertex and Victrelis® (boceprevir) of Merck, were approved in 2011 by the FDA for the treatment of HCV, which in combination with interferon and ribavirin, were the previous standard of care. However, by January 2015 both Vertex and Merck had announced they would discontinue the sale of these products, noting competing treatments and diminishing market demand. The evolving competitive landscape in HCV intensified in December 2013, when the FDA approved sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme from Gilead, for patients with genotype 2 or 3 HCV and no requirement for interferon (also approved for patients with genotypes 1 or 4 when combined with pegylated interferon and ribavirin). On July 9, 2014, Bristol-Myers Squibb gained approval in Japan for the NS5A/protease inhibitor combination daclatasvir/asunaprevir. In October 2014 the FDA approved Gilead’s interferon-free Harvoni®, a fixed-dose combination of sofosbuvir and ledipasvir (a NS5A inhibitor) for patients with genotype 1 HCV. Also in November 2014 the FDA approved an interferon-free combination therapy of simeprevir (brand name Olysio®, from Janssen Therapeutics) and sofosbuvir for genotype 1 HCV patients. In December 2014, AbbVie’s VIEKIRA PAK treatment regimen containing our collaboration’s paritaprevir was approved by the FDA, and since then approvals of other paritaprevir-containing regimens and Harvoni followed in the EU and Japan. In July 2015, BMS received approval in the US for daclatasvir in combination with sofosbuvir for genotype 3 HCV patients. Also in that month, the FDA approved the paritaprevir-containing regimen TechnivieTM from our partner AbbVie for genotype 4 HCV patients. On January 28, 2016, Merck received FDA approval for its combination of a protease inhibitor and an NS5A inhibitor (brand name ZepatierTM) for the treatment of patients with genotypes 1 or 4 HCV infection, and on June 28, 2016, Gilead received FDA approval of Epclusa® for its combination of sofosbuvir and a new NS5A, velpatasvir, the first all-oral treatment of adults with genotype 1-6 chronic HCV infection. Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV beginning in the next one to three years. These other potential new treatment regimens may render AbbVie’s approved treatment regimens or other product candidates in clinical development containing any of our HCV product candidates noncompetitive. In particular, regimens containing our HCV product candidates may not be able to compete successfully with other products and regimens, a number of which remain under active development and involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others, under development by companies such as Achillion, Bristol-Myers Squibb, Co-Crystal Pharma, Gilead, Johnson & Johnson, Medivir, Microbio Co., Merck, Regulus, Roche, and Taigen as well as by our collaborator AbbVie.

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to AbbVie, as well as any other product candidates we may develop ourselves, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, our product candidates will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, reimbursement coverage, price, patent position, the availability and cost of supply, marketing and sales capabilities, and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborator are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept and Genfit. In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva™) for the treatment of primary biliary cholangitis (PBC).In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Cempra, Conatus, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Medicinova, Novartis, Novo Nordisk, and Tobira. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Boehringer Ingelheim, Cymabay, Durect, Genkyotex, Ionis, Islet, Metabolic Solutions Development Company, NGM, Shire, and Viking, and there are additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Gilead, Roche, Arbutus, Maxwell, and Arrowhead Pharmaceuticals have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Alnylam, Arbutus, Assembly, Enyo, Johnson & Johnson, Ionis, Spring Bank and Replicor.

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

We have not developed independently any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our product candidates.

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and ABT-493 protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent program for HCV using our cyclophilin inhibitor in one or more combination regimens as well as for any of our other research programs beyond HCV, we will need to successfully:

•	execute clinical development of our product candidates and demonstrate acceptable safety and efficacy for them alone and, at least in the case of HCV and possibly others, in combination with other drugs or drug candidates;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	develop and maintain any future collaborations we may enter into for any of these programs;

•	obtain and maintain patent protection for our product candidates and freedom from infringement of intellectual property of others;

•	establish acceptable commercial manufacturing arrangements with third-party manufacturers;

•	build and maintain robust sales, distribution and marketing capabilities, either independently or in collaboration with future collaborators;

•	gain market acceptance for our product candidates among physicians, payers and patients; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our product candidates and expand our business or continue our operations.

If we are not successful in discovering further product candidates in addition to paritaprevir, ABT-493, and EDP-494 our ability to expand our business and achieve our strategic objectives will be impaired.

Most of our internal research programs are at preclinical stages. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying additional potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying additional potential product candidates;

•	competitors may develop alternatives that render our product candidates less commercially viable or obsolete;

•	competitors may obtain intellectual property protection that effectively prevents us from developing a product candidate;

•	a product candidate may, on further study, be shown not to be an effective treatment in humans or to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, and Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

In each of our 2013, 2014 and 2015 fiscal years as well as in the nine months ended June 30, 2016, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and/or Novartis and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

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

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir is curtailed or if the development of ABT-493 is delayed or terminated. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

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

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;

•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the level of future sales of paritaprevir-containing regimens and the resulting levels of annually tiered royalties on paritaprevir, as well as the level of potential sales, if any, of ABT-493-containing regimens and the levels of annually tiered royalties.

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

Our contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, an agency of the United States Department of Health and Human Services, to support our antibiotic program, was completed in fiscal 2015. Our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract related costs and fees could result in material adjustments to our reported revenue and require payments by us to the U.S. government.

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

Clinical trials can be delayed for a variety of reasons, including delays related to:

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements;

•	delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	difficulty in recruiting suitable patients to participate in a trial;

•	difficulty in having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	problems with drug product or drug substance storage and distribution;

•	adding new clinical trial sites;

•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for HCV;

•	program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for AbbVie’s regimen containing ABT-493. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve AbbVie’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie estimates that it will be 2017 before an NDA for one of AbbVie’s HCV treatment regimens containing ABT-493 could be approved by the FDA or the EMA.

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

EDP-494 or any product candidate emerging from our current NASH program may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

In our NASH program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. The adverse effects from long-term exposure to the FXR drug class are not well known since within this class only two drugs have been approved by the FDA - Ocaliva®, approved in May 2016 for PBC, and an older drug not commonly used but approved to treat cholesterol gallstone dissolution and a rare lipid storage disease. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

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

If we, or AbbVie in the case of ABT-493, are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or AbbVie are required to conduct studies on the long-term effects associated with the use of any of those product candidates, efforts to commercialize any of those product candidates could be delayed or halted.

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

The results of preclinical studies and early clinical trials of our product candidates, whether ABT-493, EDP-494, EDP-305 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or AbbVie. AbbVie or any other collaborator’s ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments only for those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or AbbVie may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

In general, the United States and several other jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop or that are being developed under our collaboration with AbbVie. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue, maintain profitability or commercialize our product candidates.

If, in the future, we are unable to establish our own sales, marketing and distribution capabilities or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing any product candidates.

We do not have a sales or marketing infrastructure and have no sales, marketing or distribution experience. We will seek to either build our own commercial infrastructure to commercialize any products if and when they are approved, or enter into licensing or collaboration agreements where our collaborator is responsible for commercialization, as in the case of our collaboration with AbbVie, or where we have the right to assist in the future development and commercialization of such products.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our proprietary product candidates will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of products containing paritaprevir or ABT-493 as well as similar market acceptance of any other product candidates we plan to develop independently or in collaboration with others.

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

Risks Related to Our Dependence on Third Parties

We may not be successful in establishing new product collaborations, which could adversely affect our ability to develop and commercialize one or more of our product candidates. If we are unsuccessful in maintaining or forming alliances on favorable terms, our business may not succeed.

We may seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of one or more of our product candidates. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other product collaborations or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish product collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such product collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

If our existing collaboration agreement with AbbVie is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, delay in entering into or fail to maintain such collaborations:

•	the development of certain of our product candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, which we do not currently have;

•	we will bear all of the risk related to the development of any such product candidates; and

•	the competitiveness of any product candidate that is commercialized could be reduced.

We intend to rely on third-party manufacturers to produce our development-stage product candidate supplies and any commercial supplies of any approved product candidates. Any failure by a third-party manufacturer to produce acceptable supplies for us may delay or impair our ability to initiate or complete our clinical trials or sell any resulting product.

We do not currently own or operate any manufacturing facilities. We plan to continue to work with third-party contract manufacturers to produce sufficient quantities of any product candidates for preclinical testing, clinical trials and commercialization. If we are unable to arrange for such a third-party manufacturing source for any of our product candidates, or fail to do so on commercially reasonable terms, we may not be able to successfully produce, develop and market one or more of our product candidates, or we may be delayed in doing so.

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

We plan to rely on third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we plan to use to manufacture our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. Moreover, we currently do not have any agreements for the production of these materials. Although we do not intend to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers or political unrest in China could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for our lead product candidates paritaprevir and ABT-493 is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our research product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

We will rely on third parties to monitor, support, conduct and/or oversee clinical trials of our product candidates that we develop independently and, in some cases, to maintain regulatory files for those product candidates. If we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

To the extent we elect to enter into additional licensing or collaboration agreements to partner our product candidates, our dependence on such relationships may adversely affect our business.

Our commercialization strategy for some of our product candidates may depend on our ability to enter into collaboration agreements with other companies to obtain access to other compounds for use in combination with any of our product candidates or for assistance and funding for the development and potential commercialization of any of these product candidates, similar to what we have done with AbbVie. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more additional collaboration agreements, collaborations can involve greater uncertainty for us, as we may have limited or no control over certain aspects of our collaborative programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements with us, and our product candidates subject to collaborative arrangements may never be successfully commercialized.

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

Claims that our product candidates or the sale or use of our products infringe the patent or other intellectual property rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

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

As is the case with many other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, maintaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, the process of obtaining, maintaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, recent legislative and judicial developments in the United States and elsewhere have in some cases narrowed the protection afforded to patent owners, made patents more difficult to obtain, or increased the uncertainty regarding the ability to obtain, maintain and enforce patents. For example, Congress recently passed patent reform legislation, and may pass patent reform legislation in the future. The United States Supreme Court has ruled on several patent cases in recent years, and in certain circumstances has narrowed the scope of patent protection available or otherwise weakened the rights of patent owners. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions and actions by the United States Congress, the federal courts, the United States Patent and Trademark Office, and their respective foreign counterparts, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to maintain and enforce our existing patents and patents that we might obtain in the future.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $16.49 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by AbbVie regarding HCV treatment regimens containing paritaprevir or any of our product candidates it is developing or commercializing, including announcements regarding clinical, regulatory or commercial developments or our collaboration;

•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s paritaprevir-containing HCV treatment regimens or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to achieve commercial success;

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	any collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;

•	regulatory, political or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	our ability to commercialize our product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $3.8 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the June 30, 2016 closing price of our common stock at $22.05 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $3.3 million as of June 30, 2016. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2016, we had outstanding 19,035,763 shares of common stock. In addition, at that date 1,528,485 and 97,050 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of June 30, 2016, we have used all of the net proceeds from the IPO to fund our programs for the development of a cyclophilin inhibitor candidate and the discovery program for nucleotide polymerase inhibitors and to fund new research and development activities. None of the net proceeds has been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three months and nine months ended June 30, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 9, 2016

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)

ENANTA PHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101	The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Statements of Operations for the three and nine months ended June 30, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iii) Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (iv) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X