Form 10-K
period 2016-09-30
ENANTA PHARMACEUTICALS INC
filed 2016-12-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2016, based on the last reported sale price of the registrant’s common stock of $29.37 per share was $556,755,420. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of December 1, 2016, was 19,038,927 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders scheduled to be held on February 16, 2017, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2016, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about overall trends, royalty revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report on Form 10-K.

ENANTA PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended September 30, 2016

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a research and development-focused biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our success to date has been built on protease inhibitors we discovered for the treatment of hepatitis C virus, or HCV, which are licensed to AbbVie and included in its HCV treatment regimens. Our new research and development programs are currently focused primarily on the following three disease areas:

•	non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 6 million individuals in the U.S. alone;

•	respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under 1 year of age in the U.S., resulting in an estimated 75,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 240 million individuals worldwide.

Our development and licensing collaboration with AbbVie has produced one licensed product and a second product candidate in Phase 3 development for HCV. The licensed product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s direct-acting-antiviral, or DAA, regimen VIEKIRA PAK® and its other 3-DAA and 2-DAA treatment regimens currently on the market for HCV. Our second HCV protease inhibitor, glecaprevir (ABT-493), has completed several Phase 3 registrational studies in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. AbbVie has indicated it plans to submit a New Drug Application, or NDA, for this combination in the U.S. by the end of 2016 and similar applications in the EU and Japan early in 2017. AbbVie anticipates regulatory approvals and commercialization starting in calendar 2017.

We had $242.2 million in cash and marketable securities at September 30, 2016. In our fiscal 2016, we received $30.0 million in milestone payments for commercialization regulatory approvals of paritaprevir, and earned $57.7 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We expect our existing financial resources and cash flows will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

Our Wholly Owned Programs

Our wholly owned research and development programs are in liver disease (non-virology), namely NASH and primary biliary cholangitis, or PBC, and in virology, namely HBV, HCV and RSV:

•	NASH and PBC: We are working on multiple compounds that selectively bind to and activate the farnesoid X receptor, or FXR. We plan to develop these compounds, referred to as FXR agonists, for use in the treatment of NASH, and possibly PBC, both of which are liver diseases with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a new class of FXR agonist designed to take advantage of increased binding interactions with the receptor. We believe this class is significantly different from other FXR agonists in clinical development.

•	In September 2016, we initiated a Phase 1 clinical study of EDP-305, which includes healthy subjects and subjects with presumptive non-alcoholic fatty liver disease, or NAFLD, who are obese and may also have pre-diabetes or type 2 diabetes.

•	In November 2016, we published data at the AASLD meeting that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development, obeticholic acid, or OCA.

•	We also intend to explore development of EDP-305 for PBC.

•	In addition, we are pursuing research in other classes of FXR agonists.

•	RSV: Our initial efforts in RSV are concentrated on non-fusion inhibitors which we believe will differentiate our compounds from fusion inhibitors currently in development for RSV because non-fusion inhibitors directly target the virus replication process and have demonstrated high barriers to viral resistance in vitro. To develop successful therapies for RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore we are pursuing multiple approaches and compounds that provide in vitro and in vivo evidence of synergistic potential.

•	HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make significant progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV.

•	HCV: We also have a cyclophilin inhibitor, EDP-494, for which we initiated Phase 1a/b clinical development in the first quarter of calendar 2016. This study includes a proof-of-concept study in HCV patients, to demonstrate EDP-494’s potential benefit as a host-targeted antiviral. Further development of EDP-494 for HCV will depend in part on the results of this study and in part on our assessment of the potential market opportunities in HCV and in other possible indications.

We intend to advance a candidate compound into clinical development for either RSV or HBV, in calendar 2017.

Licensed Product/Candidate

Under our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie:

•	Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV and are available in most major markets. AbbVie’s net sales of these regimens provided us $57.7 million in royalty revenue in our fiscal 2016, compared to $34.1 million in fiscal 2015. We have also received a total of $155.0 million in milestone payments upon the initial commercialization regulatory approvals of a paritaprevir-containing regimen in major markets.

•	Glecaprevir (ABT-493): Our second protease inhibitor, glecaprevir, is being developed by AbbVie with its second NS5A inhibitor, pibrentasvir (ABT-530), as AbbVie’s next treatment regimen for HCV. This combination, which is currently referred to as G/P, is a once daily, all oral, fixed-dose treatment for all major HCV genotypes (GT1-6), which is referred to as being pan-genotypic.

•	In November 2016, AbbVie announced results from several Phase 3 studies of this investigational combination demonstrating 97.5 percent of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved SVR12 with just 8 weeks of G/P treatment.

•	AbbVie also announced results of its EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98 percent of patients (n=102/104) across all major genotypes (GT-1-6) achieved SVR12 with 12 weeks of treatment with G/P.

•	The FDA has granted Breakthrough Therapy Designation for G/P for the treatment of GT-1 patients with chronic HCV who failed previous therapy with direct-acting antivirals (DAAs), including previous therapy with an NS5A inhibitor and/or protease inhibitor.

•	Upon commercialization regulatory approval of G/P in major markets, Enanta would be eligible for up to $80.0 million dollars in milestone payments, as well as annually tiered, double-digit royalties on 50% of the net sales of this 2-DAA product.

Our Strategy

Our primary objective is to become a leader in the field of viral infections and liver diseases in order to provide new treatments for patients with unmet medical needs. Our focus is on antiviral targets for viruses such as RSV, HBV and HCV, as well as non-viral liver diseases, such as NASH and PBC. All of these disease areas involve significant market opportunities and have attracted the research and development efforts of many competitors. Our strategy includes the following key elements:

•	Develop novel treatment options for NASH and PBC. We have a significant research effort underway to identify potent and efficacious FXR agonists for the treatment of NASH and PBC. We are seeking to develop at least two classes of novel FXR agonists with improved efficacy and safety properties versus OCA and other published FXR agonists currently in clinical development. EDP-305, our lead FXR agonist now in Phase 1 clinical development, is in a non-bile-acid class of compounds that contain steroid and non-steroid components and do not contain the carboxylic acid group that can lead to the formation of taurine and glycine conjugates and is normally present in other classes of FXR agonists and natural bile acids. We also are seeking to identify a lead candidate in a second class of FXR agonists in 2017.

•	Invest in research and development of product candidates in RSV and HBV. We are continuing to invest significant resources in our RSV and HBV research programs in an effort to identify and advance novel compounds that have the potential to address significant unmet medical needs in these disease areas. We plan to advance at least one of these programs into clinical development in 2017. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies.

•	Use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. Our existing financial resources and any future royalty or milestone payment revenues from our AbbVie collaboration will provide us substantial resources to fund our research and development programs for the foreseeable future. These resources will allow us to advance up to several compounds into clinical development and progress the most promising ones at least through proof-of-concept for further development as monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities.

•	Collaborate, where and when appropriate, with pharmaceutical partners to create combination therapies and accelerate the development and commercialization of our proprietary compounds. We are prepared to join forces, where and when appropriate, with collaborators with compounds targeting other mechanisms of action in diseases such as NASH and HBV, where there is the potential for better treatments with combination therapies. Our decisions regarding our proprietary programs will be based on the results of our early phase clinical studies and the potential for combinations with one or more drugs targeting other mechanisms of action in these diseases.

Our Research and Development Pipeline

The following table summarizes our licensed products and product development pipeline in antivirals and potential treatments for non-viral liver diseases:

Our FXR Program in NASH and PBC

Background and Overview of NASH and PBC

Non-alcoholic fatty liver disease, or NAFLD, is the accumulation of excessive fat in the form of triglycerides, a process known as steatosis, in liver cells that is not caused by alcohol. It is normal for the liver to contain some fat. However, if more than 5%-10% of the liver’s weight is fat, then it is called a fatty liver. A subgroup of NAFLD patients have liver cell injury and inflammation (steatohepatitis) in addition to excessive fat. Progression of this condition leads to non-alcoholic steatohepatitis, or NASH. NASH is widely considered to be the liver expression of metabolic diseases related to type 2 diabetes, insulin resistance, obesity, hyperlipidemia and hypertension.

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

Currently, there are no approved treatments for NASH. While patients presenting with NASH are counseled on lifestyle modifications, new effective treatments are urgently needed, particularly in the setting of advanced fibrosis and cirrhosis. Currently, two compounds in advanced Phase 3 trials are underway in NASH, conducted by Intercept Pharmaceuticals and Genfit, respectively. In addition, several Phase 2 and earlier stage studies of other classes of compounds are underway by different companies.

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

Agonists of the farnesoid X receptor, referred to as FXR agonists, have shown promising activity in many preclinical models of liver disease. One FXR agonist, obeticholic acid, or OCA (brand name Ocaliva TM), which was approved by the FDA in May 2016 for the treatment of PBC, has already demonstrated favorable clinical results in NASH. We believe that new FXR agonists may provide substantial therapeutic benefit in NASH and PBC and may overcome some of the potential shortcomings of OCA, including limited effects on resolution of NASH, elevation of low-density lipoprotein, or LDL, and itching, also called pruritis.

Scientific Background

The farnesoid X receptor, or FXR, is a nuclear hormone receptor that functions to modulate gene expression in response to various metabolic stimuli. FXRs are expressed at high levels in the liver and intestine. Bile acids have been identified as important physiological ligands for FXRs, able to bind and activate the receptor. The downstream gene modulation resulting from bile acid engagement of FXRs not only contribute to the regulation of bile acid synthesis and metabolism, but is also involved in a number of other metabolic processes, in particular lipid metabolism. More recently, it has been discovered that bile acids, via FXR, are able to promote insulin sensitivity and decrease lipid synthesis in the liver. In addition, studies have shown that bile acid-dependent FXR activation is able to provide beneficial effects on fibrosis in the liver as well. For these reasons, FXR is considered to be a viable target for NASH. Indeed, recent Phase 2b trials with OCA, a synthetic analog of natural bile acids known to activate FXR, demonstrated efficacy in NASH patients. In PBC, improved outcomes would be expected due to the reduction of bile acid synthesis by activation of FXR. OCA has demonstrated efficacy in a Phase 3 trial in PBC, which was the basis for its approval in the U.S. in May 2016 for use in PBC patients.

EDP-305 and Our Approach to the Treatment of NASH and PBC

Even through there has been clinical validation demonstrated by the FXR agonist, OCA, we believe that there is opportunity for the development of a treatment that shows improvements in potency and efficacy and reductions in potential safety liabilities for the treatment of NASH and PBC. Using our strong chemistry capabilities, we have undertaken the discovery and development of new FXR agonists that we believe may provide substantial improvements over the FXR agonists currently in clinical development.

We initiated Phase 1 clinical trials of our lead FXR agonist candidate, EDP-305, in September 2016. Our double-blind, placebo-controlled Phase 1 study is designed to evaluate the safety, tolerability and pharmacokinetics of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-305 in healthy adults, and in adults with presumptive non-alcoholic fatty liver disease, known as NAFLD. By presumptive NAFLD, we mean adults who are obese, with or without pre-diabetes or type 2 diabetes, whom we are including in order to obtain initial safety data and additional data regarding the relationship between EDP-305 plasma concentration levels and certain pharmacological effects in the context of fatty liver disease. This relationship will be explored by using bio-markers that are relevant to the disease and to the activity of EDP-305, such as evaluation of lipids, glucose, insulin resistance and specific markers of FXR activity. The study will enroll approximately 90 subjects and is designed to evaluate up to 5 dose cohorts, with EDP-305 administered orally, once daily.

Our HCV Product and Product Candidates

Background and Overview of HCV Market

HCV is a virus that is a common cause of viral hepatitis, an inflammation of the liver. HCV is typically contracted by contact with the blood or other body fluids of another individual infected with HCV. HCV is a leading cause of chronic liver disease, including cirrhosis, liver failure and cancer, and the leading cause of death from liver disease in the United States. HCV disease progression occurs over a period of 20 to 30 years, with the majority of HCV-infected individuals generally exhibiting no major symptoms in the early stages of the disease. Therefore, until a major symptom is diagnosed, many individuals are unaware they are infected and live undiagnosed without seeking treatment. For that reason, combined with the new availability of effective treatments for HCV, the United States Centers for Disease Control and Prevention, or CDC, issued new guidelines in 2013 recommending screening for all Americans born between the years 1945 and 1965 so that HCV-infected individuals will be aware of their condition and can consider treatment options.

An estimated 130-170 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. More than 350,000 people die every year from HCV-related liver diseases. The CDC estimated in 2016 that 2.7-3.9 million people in the United States are chronically infected with HCV, with an estimated 30,500 new infections in 2014, the most recent year for which the CDC has published data. We believe that the chronically infected population remains largely untreated, even with the introduction of several new regimens beginning in 2013. The reported worldwide sales of the first of the currently available therapies for HCV (sofosbuvir and simeprevir) in 2014 totaled approximately $15.0 billion. With the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the five leading HCV therapies in 2015 totaled approximately $23 billion. However, after the introduction of Merck’s 2-DAA regimen (brand name ZEPATIER™) and Gilead’s pan-genotypic 2-DAA regimen (brand name Epclusa™), reported worldwide sales of the seven leading HCV therapies in the first nine months of 2016 totaled approximately $15 billion.

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

The first DAAs approved to treat HCV were protease inhibitors, telaprevir (Incivek®, Vertex Pharmaceuticals) and boceprevir (Victrelis®, Merck), which showed cure rates of approximately 70% in GT-1-infected patients, when co-administered with an interferon-based regimen. These were approved in 2011, and combination therapy incorporating a protease inhibitor emerged as a new standard of care for a segment of HCV patients. In November 2013, the FDA approved Janssen Therapeutics’ protease inhibitor, simeprevir (Olysio®), in combination with pegylated interferon and ribavirin, for the treatment of genotype 1 chronic hepatitis C in adult patients with compensated liver disease. In December 2013, the FDA approved Gilead’s sofosbuvir (Sovaldi®), a nucleotide analogue inhibitor of the HCV NS5B polymerase enzyme, as a once-a-day treatment given in combination with ribavirin for the treatment of chronic hepatitis C in adult patients with GT-2 or GT-3 infection. Sofosbuvir was also approved in combination with pegylated interferon and ribavirin for the treatment of GT-1 (the predominant genotype in the major world markets) and genotype 4 infection. However, medical practice quickly evolved to use a combination of sofosbuvir and simeprevir for these genotypes, which the FDA then approved in November 2014 for genotype 1 patients. Meanwhile, in October 2014, the FDA approved Gilead’s Harvoni®, an interferon-free combination therapy containing sofosbuvir and an NS5A inhibitor, as a once-a-day treatment for genotype 1 infection. AbbVie’s 3-DAA regimen (VIEKIRA PAK®) was then approved by the FDA in December 2014. In January 2016, Merck received FDA approval for its combination of a protease inhibitor and an NS5A inhibitor (brand name ZepatierTM) for the treatment of patients with genotypes 1 or 4 HCV infection, and in June 2016, Gilead received FDA approval of Epclusa® for its combination of sofosbuvir and a new NS5A, velpatasvir, the first all-oral, pan-genotypic (any of genotypes 1-6) treatment of adults with chronic HCV infection. Other all-oral treatment regimens are under development at AbbVie, Merck, Gilead and Johnson & Johnson (Janssen) and may obtain regulatory approvals for the treatment of HCV, beginning in the next one to three years, for use in various combinations for specific subpopulations and, in some cases, as pan-genotypic treatments.

The previously approved treatments for HCV have provided significant benefit to HCV patients, as will others still in development. To date these treatments have cure rates approaching 100% in several subpopulations. Medical practice defines a “cure” as the point at which there is no quantifiable virus in a patient’s blood for a sustained period of time after cessation of therapy, which is often referred to as a sustained virologic response, or SVR.

Scientific Background

Most of the currently approved HCV therapies and others under development targeting HCV focus directly on the viral life cycle and proteins that are critical to HCV replication. Replication of the HCV genome occurs on intracellular membranes and requires the participation of multiple viral proteins, some of which have enzymatic activities. Agents, often referred to as inhibitors, that target viral proteins directly are generally referred to as direct acting antivirals, or DAAs. Current DAA therapies typically include some combination of one or more inhibitors of the NS3 protease, the NS5A protein, and the NS5B polymerase. In addition to targets in HCV itself, there are human host proteins that are critical to viral replication. Inhibitors that interfere with host targets resulting in antiviral activity are referred to as host-targeted antivirals, or HTAs. One of the most promising HTA approaches to HCV treatment focuses on the human host protein known as cyclophilin A, or cyclophilin.

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

NS5B Polymerase. HCV is a single-stranded RNA virus, and NS5B is an HCV RNA polymerase responsible for synthesis of new HCV RNA, allowing the HCV genome to be copied and the virus to survive and replicate. Two separate classes of DAA inhibitors of NS5B polymerase are used as treatments for HCV. Nucleoside/nucleotide inhibitors of NS5B directly inhibit the active site of that enzyme and prevent further elongation of the RNA, and thus are equally active against all HCV genotypes. A second class, known as non-nucleoside inhibitors, affects replication of the RNA by altering the shape of the enzyme at remote sites on the enzyme surface, with the result being that any given non-nucleoside inhibitor is usually only active against certain HCV genotypes.

Cyclophilin. Viral function of HCV requires an interaction of the viral protein NS5A with the human host protein known as cyclophilin. Inhibitors that interfere with this NS5A-cyclophilin interaction would essentially provide a treatment that protects the human host cells from infection by the virus. Clinical proof-of-concept of a cyclophilin inhibitor was established with alisporivir, a non-immunosuppressive cyclosporine A derivative that has demonstrated effectiveness against many HCV genotypes and as a high barrier to HCV resistance, with no cross-resistance with several DAAs.

Our Evolving Approach to the Development of Treatments for HCV

We have successfully identified clinical development candidates for inhibitors of three of the fundamental, validated targets within the HCV field, including inhibitors of the NS3 protease and the NS5A protein, as well inhibitors of the human host protein cyclophilin. We have already combined our first protease inhibitor with AbbVie’s marketed HCV therapies and our second protease inhibitor with AbbVie’s next combination therapy for HCV, currently in Phase 3 clinical development. In addition, we initiated clinical studies of EDP-494, our lead cyclophilin inhibitor, into clinical trials in the first quarter of calendar 2016, including a proof-of-concept study in HCV patients, to demonstrate its potential benefit as a host-targeted antiviral, or HTA.

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

Glecaprevir (ABT-493), the Protease Inhibitor in AbbVie’s Next Combination for HCV Infection

AbbVie is also developing our second protease inhibitor, glecaprevir (ABT-493), discovered within the Enanta-AbbVie collaboration. AbbVie has co-formulated glecaprevir with AbbVie’s second NS5A inhibitor, pibrentasvir (ABT-530), and is developing them as its next combination, currently referred to as G/P, for HCV treatment. G/P would be a pan-genotypic, once daily, all oral, fixed-dose combination treatment for HCV.

In November 2016, AbbVie announced results of several of its registrational Phase 3 clinical trials for the investigational G/P combination, demonstrating high cure rates across all the major HCV genotypes in treatment naïve patients with only 8 weeks of treatment, and in patients co-infected with chronic kidney disease with 12 weeks of treatment.

Study Name	Patient Population	Treatment Duration	Treatment Regimen	SVR12 Rate
ENDURANCE-1	GT1 without cirrhosis, new to treatment or not cured with previous IFN-based treatments (pegIFN +/- RBV or SOF/RBV +/- pegIFN), and patients co-infected with HIV-1	8 week	G/P	99% (n=348/351)

ENDURANCE-3	GT3 without cirrhosis, new to treatment	8 week	G/P	95% (n=149/157)

SURVEYOR-2 (Part 4)	GT2, 4, 5, or 6 without cirrhosis, new to treatment or not cured with previous IFN-based treatments (pegIFN, SOF/RBV or pegIFN/SOF)	8 week	G/P	97% (n=196/203)

EXPEDITION-IV

GT1-6 chronic HCV infection and chronic kidney disease (CKD), including those on dialysis, not cured with previous treatment with sofosbuvir (SOF) plus ribavirin (RBV)

or with interferon (IFN) plus RBV, with or without SOF

		12 weeks	G/P	98% (n=102/104)

EDP-494, Cyclophilin (Cyp) Inhibitor for HCV Infection

In anticipation of resistance arising to DAA HCV therapy that targets viral proteins, we have been developing an alternative HTA approach that targets the human host protein, cyclophilin, which is essential for replication of HCV. We have demonstrated in replicon assays that our lead cyclophilin-targeting inhibitor, EDP-494, is a potent inhibitor of HCV replication in wild-type virus and in virus with resistance associated variants (RAVs) and is more potent than the clinical stage cyclophilin inhibitor alisporivir. We are currently testing EDP-494 in a proof-of-concept study in HCV patients to demonstrate its potential benefit as a host-targeted antiviral. Further development of EDP-494 for HCV will depend in part on the results of this study and in part on our assessment of the potential market opportunities in HCV and in other possible indications.

EDP-239, an NS5A Inhibitor for HCV Infection

We have also discovered EDP-239, an NS5A inhibitor. This compound has demonstrated potent activity against major genotypes in the replicon assay, which is a common in vitro test for determining potency of an active compound in reducing HCV replication. EDP-239 successfully completed Phase 1 studies in 2015, including a proof-of-concept study. Its further development will depend upon opportunities for us to out-license EDP-239 for use as a potential additional component in a combination therapy.

Our RSV Program

Background Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and represents a serious unmet medical need in infants and children, as well as immune-compromised individuals and the elderly. RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia in children under 1 year of age in the United States. Each year, 75,000 to 125,000 children in this age group are hospitalized due to RSV infection. In one large US-based study, RSV infection in children was associated with 20% of hospitalizations, 18% of emergency department visits, and 15% of pediatric office visits for acute respiratory infections in the November-April timeframe. Though a prophylactic monoclonal antibody-based treatment is available for infants considered at high risk for RSV infection, this study found that most young children affected by RSV infection were previously healthy, and thus would not normally be considered for prophylaxis. There is currently no effective treatment available for treating RSV infection.

Our approach to the treatment of RSV

RSV is a single-stranded, negative-sense RNA virus. The viral genome encodes for 11 proteins, several of which may be suitable targets for the discovery of new treatments for RSV. While a number of companies are developing potential approaches geared towards the F protein (or fusion protein, responsible for mediating viral entry into host cells), we are focused on non-fusion mechanisms that target the replication process of the virus. It is possible that non-fusion inhibitors may also be effective at later stages of infection. Through our internal chemistry efforts, we have identified multiple series of non-fusion inhibitors that possess potent antiviral activity, including versus clinical isolates, and present a high barrier of resistance. We will continue to profile our most advanced leads in preclinical studies, with the goal of selecting a candidate compound in 2017.

Our HBV Program

Background and Overview of HBV

Hepatitis B virus, or HBV, can cause potentially life-threatening liver infection. The virus is transmitted through contact with the blood or other bodily fluids of an infected person. It is estimated that 240 million people worldwide are chronically infected, and 15-25% of patients with chronic HBV infection develop chronic liver disease, including cirrhosis, liver cancer, or liver decompensation. It is also estimated that more than 780,000 people die every year due to complications of HBV. Estimates for the total number of persons chronically infected with HBV in the U.S. vary but generally range between 0.5 million and 2.0 million. Combining U.S., Japan, and major EU populations, estimates of HBV prevalence have been as high as 4.9 million.

Current approaches to treatment include interferon therapy and/or inhibitors of HBV reverse transcriptase, the enzyme responsible for viral DNA synthesis, which is necessary for HBV replication. Treatment with interferon offers modest cure rates, and is accompanied by serious side effects. Reverse transcriptase inhibitors can be very effective at suppressing the virus but often require lifelong therapy and rarely result in full eradication of the virus from the liver. New treatments that can provide functional cures to chronically-infected patients are urgently needed.

Our approach to the treatment of HBV

HBV is a partially double-stranded DNA virus, with a complex life cycle. There are multiple mechanisms associated with HBV replication that could potentially be targeted with new drugs, including mechanisms of entry, capsid assembly, cccDNA formation, transcription and secretion, as well as reverse transcriptase. In addition, host factor and immunological mechanisms could play a role as well. We are initially focusing on new core inhibitors that we expect to have an impact on capsid assembly and possibly interfere with other viral processes. This approach has some early clinical validation, with the core inhibitor NVR 3-778 from Novira demonstrating clinical reduction of viral DNA in chronic HBV patients. We are making significant progress in discovering, characterizing, and securing patent protection for new core inhibitors.

In calendar 2017, our goal is to identify a candidate compound from either our HBV program or our RSV program, or both.

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

We focus on virology and liver disease indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team. The final selection is based on the possibility of being able to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound is paritaprevir, and glecaprevir (ABT-493) is the second protease inhibitor compound under development. The first clinical milestone for paritaprevir was achieved in 2010. Through September 30, 2016, we have received a total of approximately $394.0 million from AbbVie as part of our collaboration, consisting of license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties. We are eligible to receive additional milestone payments totaling up to $80.0 million upon achievement of commercialization regulatory approval in the U.S. and other selected world markets for any additional protease inhibitor commercialized by AbbVie.

We are eligible to receive annually tiered royalties on each product developed under the agreement, ranging from the low double digits up to twenty percent, or up to the high teens on a blended basis, based on the annual net sales of the product. However, if a product is determined to be a combination product, as was the case for paritaprevir and would be the case for glecaprevir, the net sales of the combination product will be adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that AbbVie’s worldwide annual net sales of a combination product will first be allocated to determine the royalty-bearing portion, and then multiplied by the annually tiered royalty rates to determine Enanta’s actual royalty for a given period. In October 2014, we entered into an amendment to our agreement with AbbVie to finalize the net sales allocations for regimens containing paritaprevir, as well as for any regimen containing glecaprevir. Under the terms of this agreement, 30% of net sales of a 3-DAA regimen containing paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir are allocated to paritaprevir. In the case of the G/P combination containing glecaprevir, 50% of AbbVie’s net sales would be allocated to this 2-DAA regimen.

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

Our intellectual property existing as of the effective date of the agreement remains our property. Any intellectual property jointly developed is jointly owned. We will have unilateral right to enforce Enanta patent rights on any covered product following the first commercial sale of such product, as will AbbVie. In the event of infringement related to any Enanta patents, we will have the first right and option to initiate legal proceedings or take other actions. In the event of infringement related to any AbbVie patents, AbbVie will have the first right and option to initiate legal proceedings or take other actions. In the event of infringement of a joint patent right, we will discuss with AbbVie whether to initiate legal proceedings or take other actions. AbbVie will have the obligation to defend at its sole expense any actions brought against either party alleging infringement of third-party rights by reason of the activities conducted under the agreement and we will have the right to obtain separate counsel at our own expense. Additionally, AbbVie, at its sole expense, will be responsible for all trademark prosecution.

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

NIAID Contract

In September 2011, we were awarded a contract from NIAID to fund preclinical and early clinical development of our lead candidate in a new class of bridged bicyclic antibiotics known as Bicyclolides. Under the terms of the NIAID contract, which was completed in August 2015, NIAID has paid us research and development funding totaling approximately $20.6 million through January 31, 2016. Under the contract, all intellectual property rights held by us and any inventions, know-how or other intellectual property rights derived as a result of this contract will be our property, subject to certain rights of the United States federal government. See “Risk Factors—We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates.”

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, HBV, RSV and other viral and liver diseases that we may target in the future.

Many of our competitors have substantially greater commercial infrastructures and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development. Our competitors may succeed in developing competing products and obtaining regulatory approval before us or any collaborator of ours does with our product candidates, or they may gain acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates in one or more disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a second competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, in order to overcome price competition and be commercially successful.

We expect our licensed product and product candidates for HCV to face intense and increasing competition as new products continue to enter the HCV market. Our HCV protease inhibitors licensed to AbbVie currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir) and Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Bristol-Myers Squibb’s Daclinza™ (daclatasvir) and daclatasvir in combination with asunaprevir, and Merck’s ZepatierTM (a fixed-dose combination of grazoprevir and elbasvir). Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV beginning in the next one to three years. These other potential new treatment regimens may render AbbVie’s approved treatment regimens or its next combination regimen currently in clinical development, each of which contains one of our HCV protease inhibitors, noncompetitive. In addition, AbbVie’s regimens may not be able to compete successfully with other products and regimens still under active development that involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and other mechanism. These potential regimens are under development by companies such as, Co-Crystal Pharma, Microbio Co., Regulus, Roche, Taigen, and Trek.

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

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials, namely Intercept and Genfit. In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva™) for the treatment of primary biliary cholangitis (PBC). In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Cempra, Conatus, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Medicinova, Novartis, NGM, Novo Nordisk, Octeta, Shire, and Tobira/Allergan. A significant number of other companies are conducting earlier stage clinical trials of compounds that may be appropriate for treatment of NASH and other cholestatic diseases, including Boehringer Ingelheim, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, Islet and Viking, and there are additional companies conducting preclinical studies in these disease areas.

For RSV, there are no safe and effective approved therapies. Several companies are seeking new antiviral treatments for RSV in adult and pediatric settings. Aviragen (formerly Biota), Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody. Earlier stage programs have also been reported by Ark Biosciences, Medivir, Pulmocide, and ReViral.

While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arrowhead Pharmaceuticals, Gilead, Roche, Arbutus, Maxwell, Janssen, Replicor, and Spring Bank have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Alnylam, Arbutus, Assembly, Enyo, Johnson & Johnson, Ionis, and Benitec.

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

Each of our major programs, including HCV, NASH, HBV and RSV, typically has several issued patents and pending patent claims in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in the program.

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie include U.S. patents and foreign patents, as well as non-provisional applications. The issued U.S. composition-of-matter patent covering paritaprevir is expected to expire in 2031. If G/P is approved, the issued United States composition-of-matter patent covering glecaprevir would expire later, after taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers. AbbVie is a joint owner of a number of these patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

Other HCV Patents. Our patent portfolio directed to HCV NS5A inhibitors and cyclophilin inhibitors includes issued U.S. patents and foreign patents, as well as non-provisional applications. The issued U.S. patents and the applications, if granted, would expire between 2030 and 2035 before taking into account any extensions that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

Antibacterial Program. Our issued U.S. patents and foreign patents covering our portfolio of antibacterials will expire between 2020 and 2032 before taking into account any extension that may be obtained through patent term extension or adjustment, or term reduction due to filing of terminal disclaimers.

NASH, HBV and RSV Programs. Our patent portfolio directed to FXR agonists for NASH, PBC and fibrosis, core inhibitors for HBV and non-fusion inhibitors for RSV includes pending U.S. patent applications as well as numerous foreign patent applications.

We may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds. Because patents have a limited life, which usually begins to run well before the first commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions in the United States and in a number of European countries, compensating in part for delays in obtaining marketing approval, but we cannot be certain we will obtain such extensions.

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

In addition, we jointly own patent applications, together with AbbVie, that claim paritaprevir or glecaprevir as a chemical entity. However, there is no guarantee that such applications will issue. We also own one issued patent that claims EDP-239 as a chemical entity. Further, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have already or could obtain rights to patents that could be used to prevent or attempt to prevent us from commercializing our product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from commercializing our product candidates unless we were able to obtain a license under such patents, which may not be available on commercially reasonable terms or at all.

Much of our scientific capabilities depend upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we endeavor to require all employees, as well as our consultants and advisors, when feasible, to enter into confidentiality agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants and advisors in the course of their service to us.

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see “Risk Factors—Risks Related to Our Intellectual Property Rights.”

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we develop. Any pharmaceutical candidate that we develop must be approved by the FDA before it may be legally marketed in the United States and by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries.

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

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with GLP and other federal regulations and requirements. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot assure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in suspension or termination of such trial.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA by the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human patients. Phase 1,

Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, or the sponsor or its data safety monitoring board, may suspend a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. In addition to its own review, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

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

The comprehensive overhaul has extended coverage to approximately 20 million previously uninsured Americans. Since its adoption, the Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which have affected existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act, as limited by the United States Supreme Court’s decision in June 2012:

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

There have been proposed in Congress a number of legislative initiatives regarding healthcare, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the

Affordable Care Act, whether to certain provisions or its entirety. The full impact that the Affordable Care Act and other new laws will have on our business remains uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our licensed products or our product candidates once commercialized.

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

The marketability of any drug candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Employees

As of September 30, 2016, we had 76 full-time employees, 43 of whom hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon the development and commercialization efforts of AbbVie for combination therapies incorporating our protease inhibitors paritaprevir or glecaprevir (ABT-493) for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or glecaprevir (ABT-493) (our second protease inhibitor, completing clinical development), over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the success of AbbVie’s continued efforts to commercialize its paritaprevir-containing regimens in markets worldwide, as well as the successful regulatory approval, marketing and commercialization by AbbVie of its investigational combination therapy incorporating glecaprevir. Such successes are subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to its regimens containing paritaprevir or glecaprevir. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or potentially glecaprevir in combination therapies. For example, AbbVie:

•	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for combination therapies incorporating one of our protease inhibitor product candidates in the various markets of the world where these therapies are being introduced and sold by AbbVie;

•	may not compete successfully with its combination therapies against other products and therapies for HCV, especially as new therapies are introduced into the market over the next few years;

•	may experience different competitive challenges and market opportunity for its paritaprevir-containing regimens as it approaches potential approval and launch of its HCV combination containing glecaprevir;

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for paritaprevir or similar restrictions or additional clinical trials for glecaprevir;

•	may not make all regulatory filings and obtain all necessary approvals from the FDA and similar foreign regulatory agencies, and all commercially necessary reimbursement approvals;

•	may not commit sufficient resources to the regulatory approval of regimens containing glecaprevir or to the marketing and distribution of regimens containing paritaprevir or glecaprevir, whether for competitive or strategic reasons or otherwise due to a change in business priorities;

•	may cease to perform its obligations under the terms of our collaboration agreement;

•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment to continue development of any of our protease inhibitor candidates;

•	may not be able to manufacture paritaprevir or glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand; and

•	may independently develop products that compete with regimens containing paritaprevir or glecaprevir in the treatment of HCV.

We do not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products and product candidates under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the further development and global commercialization of paritaprevir and the regulatory approval and commercialization efforts related to glecaprevir could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

Our royalty revenues are derived from AbbVie’s net sales of regimens to treat HCV. If AbbVie is unable to maintain current levels of sales of these regimens, our royalty revenues and results of operations would be adversely affected.

Our quarterly royalty revenue from AbbVie’s net sales of HCV treatment regimens containing paritaprevir has declined since those sales peaked in the first quarter of our fiscal 2016. While commercialization of these regimens is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts, a shift in AbbVie’s payer mix toward more deeply discounted segments, particularly outside of the United States, and a decline in AbbVie’s market share due to increased competition.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures. Also, private and public payers may choose to exclude AbbVie’s regimens from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively affect the demand for such regimens and our royalty revenues from them.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for NASH, HBV and RSV, as well as other liver diseases and viral infections, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we or our collaborators.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, HBV, RSV and other viral infections or liver diseases that we may target in the future.

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

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to face intense and increasing competition as new products continue to enter the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir) and Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Bristol-Myers Squibb’s Daclinza™ (daclatasvir) and daclatasvir in combination with asunaprevir , and Merck’s Zepatier™ (a fixed-dose combination of grazoprevir and elbasvir). Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV beginning in the next one to three years. These other potential new treatment regimens may render AbbVie’s approved treatment regimens or its next combination regimen currently in clinical development, each of which contains one of our HCV protease inhibitors, noncompetitive. In addition, AbbVie’s regimens may not be able to compete successfully with other products and regimens still under active development that involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others mechanisms. These potential regimens are under development by companies such as Co-Crystal Pharma, Microbio Co., Regulus, Roche, Taigen and Trek.

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

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept and Genfit. In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva™) for the treatment of primary biliary cholangitis (PBC).In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Cempra, Conatus, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Medicinova, Novartis, NGM Novo Nordisk, Oceta, Shire and Tobira/Allergan. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Boehringer Ingelheim, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, Islet and Viking, and there are additional companies conducting preclinical studies in these disease areas.

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

For RSV, there are no safe and effective approved therapies. Several companies are seeking new antiviral treatments for RSV in adult and pediatric settings. Aviragen (formerly Biota), Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody. Earlier stage programs have also been reported by Ark Biosciences, Medivir, Pulmocide, and ReViral.

While there are medications prescribed for HBV that are effective at lowering viral load, they generally have low true cure rates, which would be the elimination of detectable viruses. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arrowhead Pharmaceuticals, Gilead, Roche, Arbutus, Maxwell, Janssen, Replicor, and Spring Bank have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Alnylam, Arbutus, Assembly, Enyo, Johnson & Johnson, Ionis, and Benitec.

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

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent program for HCV using our cyclophilin inhibitor in one or more combination regimens as well as for any of our other research programs beyond HCV, we will need to successfully:

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

If we are not successful in discovering further product candidates in addition to paritaprevir, glecaprevir, EDP-305 and EDP-494 our ability to expand our business and achieve our strategic objectives will be impaired.

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

In each of our 2016, 2015 and 2014 fiscal years our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on paritaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, and in some cases, not yet approved, therapies for HCV, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. Future milestone payments are uncertain because AbbVie may choose not to continue development activities for glecaprevir and its commercialization. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, under our AbbVie collaboration we may not achieve the specified milestones for glecaprevir, that product candidate may not be approved by the FDA or other regulatory authorities or, if glecaprevir is approved, the combination containing it may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or glecaprevir included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir is curtailed or if the development or regulatory approval of glecaprevir is delayed or terminated. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs, exclusive of costs incurred by our collaborator in developing our licensed product candidate glecaprevir. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;

•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the level of future sales of paritaprevir-containing regimens and the resulting levels of annually tiered royalties on paritaprevir, as well as the level of potential sales, if any, of the combination containing glecaprevir and the levels of its annually tiered royalties.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir has yet advanced beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any collaborator’s clinical development plans and jeopardize our or any collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

Clinical trials can be delayed for a variety of reasons, including delays related to:

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements;

•	delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	difficulty in recruiting suitable patients to participate in a trial;

•	difficulty in having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	problems with drug product or drug substance storage and distribution;

•	adding new clinical trial sites;

•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for HBV, HCV, NASH or RSV;

•	program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for AbbVie’s regimen containing glecaprevir. These clinical trials are lengthy and usually involve from many hundreds to thousands of patients. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy or are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA or the EMA, or both, may refuse to approve AbbVie’s product candidate. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie estimates that it will be 2017 before an NDA for AbbVie’s HCV treatment combination containing glecaprevir could be approved by the FDA or the EMA.

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

EDP-305, EDP-494 or any other product candidate emerging from our current NASH, HBV and RSV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our NASH program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. The adverse effects from long-term exposure to the FXR drug class are not well known since within this class only two drugs have been approved by the FDA—Ocaliva®, approved in May 2016 for PBC, and an older drug not commonly used but approved to treat cholesterol gallstone (by dissolving them) and a rare lipid storage disease. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

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

Any of these events could prevent us or any potential future collaborator from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of any product we develop.

If we, or AbbVie in the case of glecaprevir, are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we or AbbVie are required to conduct studies on the long-term effects associated with the use of any of those product candidates, efforts to commercialize any of those product candidates could be delayed or halted.

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

The results of preclinical studies and early clinical trials of our product candidates, whether glecaprevir, EDP-494, EDP-305 or any of our future product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We or our collaborators may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for paritaprevir, our sole approved product and is responsible for obtaining regulatory approvals for glecaprevir. We have not obtained regulatory approval by ourselves for any of our other product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

We, or only AbbVie in the case of glecaprevir, may delay or terminate the development of a product candidate at any time if we or AbbVie believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or only AbbVie in the case of glecaprevir, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie has the right to make decisions regarding the development and commercialization of paritaprevir and glecaprevir without consulting us, and may make decisions with which we do not agree.

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

Risks Related to Commercialization of Our Product Candidates

Even if AbbVie successfully commercializes glecaprevir in its investigational HCV treatment regimen, or even if we are able to commercialize EDP-494 or any other treatment regimen containing one of our product candidates, the resulting products, as well as AbbVie’s existing products containing paritaprevir, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of products containing paritaprevir or glecaprevir, as well as similar market acceptance of any other product candidates we plan to develop independently or in collaboration with others.

Paritaprevir, glecaprevir, as well as EDP-305, EDP-494 or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any product for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

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

Although manufacturing for our lead product candidates paritaprevir and glecaprevir is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our research product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $16.49 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by AbbVie regarding HCV treatment regimens containing paritaprevir or the G/P combination containing glecaprevir that it is developing, including announcements regarding clinical, regulatory or commercial developments or our collaboration;

•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s paritaprevir-containing HCV treatment regimens or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to maintain their sales levels or AbbVie’s G/P combination, if approved, to achieve commercial success;

•	results from or delays of clinical trials of our other product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	any collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;

•	regulatory, political or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	our ability to commercialize our product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.0 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the September 30, 2016 closing price of our common stock of $26.61 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $4.0 million as of September 30, 2016. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” until September 30, 2018, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 (the end of our second fiscal quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following September 30 (our fiscal year end). Based on the market value of our common stock at March 31, 2016 and the number of shares of our common stock held by non-affiliates, we continued to be an “emerging growth company” for our fiscal 2016. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2016, we had 19,035,910 outstanding shares of common stock. In addition, at that date 1,895,456 and 97,050 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the years ended September 30, 2016 and 2015:

	2016
	High	Low
First Quarter	$40.68	$23.90
Second Quarter	$34.19	$21.52
Third Quarter	$32.41	$21.55
Fourth Quarter	$26.81	$21.00

	2015
	High	Low
First Quarter	$52.58	$39.05
Second Quarter	$51.60	$30.55
Third Quarter	$47.28	$30.13
Fourth Quarter	$51.89	$33.51

As of December 1, 2016, there were 35 stockholders of record of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from March 21, 2013 through September 30, 2016 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FORTY TWO MONTH CUMULATIVE TOTAL RETURN

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

We have derived the consolidated statements of operations data for the years ended September 30, 2016, 2015, and 2014 and the consolidated balance sheet data as of September 30, 2016 and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2013 and 2012 and the balance sheet data as of September 30, 2014, 2013 and 2012 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$88,268	$160,880	$47,741	$32,053	$41,706
Operating expenses:
Research and development	40,461	23,189	18,740	16,841	15,115
General and administrative	16,966	13,543	10,016	6,183	5,302

Total operating expenses	57,427	36,732	28,756	23,024	20,417

Income from operations	30,841	124,148	18,985	9,029	21,289
Other income (expense), net	1,719	1,307	283	598	110

Net income before income tax	32,560	125,455	19,268	9,627	21,399
Income tax (expense) benefit	(10,894)	(46,463)	15,170	—	—

Net income	21,666	78,992	34,438	9,627	21,399
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,526)	(5,367)
Net income attributable to participating securities	—	—	—	(13,670)	(14,663)

Net income (loss) attributable to common stockholders	$21,666	$78,992	$34,438	$(6,569)	$1,369

Net income (loss) per share attributable to common stockholders:
Basic	$1.14	$4.23	$1.88	$(0.67)	$1.26
Diluted	$1.13	$4.09	$1.80	$(0.67)	$1.13
Weighted average common shares outstanding:
Basic	18,929	18,673	18,355	9,788	1,089
Diluted	19,224	19,295	19,185	9,788	2,475

	As of September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$242,203	$209,443	$131,767	$112,183	$45,418
Working capital	224,267	163,937	103,229	100,187	41,574
Total assets	281,277	246,013	155,415	116,973	52,162
Capital lease obligation	531	598	—	—	—
Warrant liability	1,251	1,276	1,584	1,620	2,001
Series 1 nonconvertible preferred stock	159	163	202	—	—
Redeemable convertible preferred stock	—	—	—	—	158,955
Convertible preferred stock	—	—	—	—	327
Total stockholders’ equity (deficit)	269,936	236,157	148,654	110,468	(115,353)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a research and development-focused biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our success to date has been built on protease inhibitors we discovered for the treatment of hepatitis C virus, or HCV, which are licensed to AbbVie and included in its HCV treatment regimens. Our new research and development programs are currently focused primarily on the following three disease areas:

•	non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 6 million individuals in the U.S. alone;

•	respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under 1 year of age in the U.S., resulting in an estimated 75,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 240 million individuals worldwide.

Our development and licensing collaboration with AbbVie has produced one licensed product and a second product candidate in Phase 3 development for HCV. The licensed product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s direct-acting-antiviral, or DAA, regimen VIEKIRA PAK® and its other 3-DAA and 2-DAA treatment regimens currently on the market for HCV. Our second HCV protease inhibitor, glecaprevir (ABT-493), has completed several Phase 3 registrational studies in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. AbbVie has indicated its plans to submit a New Drug Application, or NDA, for this combination in the U.S. by the end of 2016 and similar applications in the EU and Japan early in 2017. AbbVie anticipates regulatory approvals and commercialization starting in calendar 2017.

We had $242.2 million in cash and marketable securities at September 30, 2016. In our fiscal 2016, we received $30.0 million in milestone payments for commercialization regulatory approvals of paritaprevir, and earned $57.7 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We expect our existing financial resources and cash flows will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

Our Wholly Owned Programs

•

NASH and PBC: We are working on multiple compounds that selectively bind to and activate the farnesoid X receptor, or FXR. We plan to develop these compounds, referred to as FXR agonists, for use in the treatment of NASH, and PBC, both of which are liver diseases with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a new class of FXR agonist designed to take advantage of increased binding interactions with the receptor. We believe this class is significantly different from other FXR agonists in clinical development.

•	In September 2016, we initiated a Phase 1 clinical study of EDP-305, which includes healthy subjects and subjects with presumptive non-alcoholic fatty liver disease, or NAFLD, who are obese and may also have pre-diabetes or type 2 diabetes.

•	In November 2016, we published data at the AASLD meeting that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

•	We also intend to explore development of EDP-305 for PBC.

•	In addition, we are pursuing research in other classes of FXR agonists.

•	RSV: Our initial efforts in RSV are concentrated on non-fusion inhibitors which we believe will differentiate our compounds from fusion inhibitors currently in development for RSV because non-fusion inhibitors directly target the virus replication process and have demonstrated high barriers to resistance against the virus in vitro. To develop successful therapies for RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore we are pursuing multiple approaches and compounds that provide in vitro and in vivo evidence of synergistic potential.

•	HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make significant progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV.

•	HCV: We also have a cyclophilin inhibitor, EDP-494, for which we initiated Phase 1 clinical development in the first quarter of calendar 2016. This study includes a proof-of-concept study in HCV patients, to demonstrate EDP-494’s potential benefit as a host-targeted antiviral. Further development of EDP-494 for HCV will depend in part on the results of this study and in part on our assessment of the potential market opportunities in HCV and in other possible indications.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Product/Candidate

Under our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie:

•	Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV and are available in most major markets. AbbVie’s net sales of these regimens provided us $57.7 million in royalty revenue in our 2016 fiscal year, compared to $34.1 million in fiscal 2015. We have also received a total of $155.0 million in milestone payments upon the initial commercialization regulatory approvals of a paritaprevir-containing regimen in major markets.

•	Glecaprevir (ABT-493): Our second protease inhibitor, glecaprevir, is being developed by AbbVie with its second NS5A inhibitor, pibrentasvir (ABT-530), as AbbVie’s next treatment regimen for HCV. This combination, which is currently referred to as G/P, is a once daily, all oral, fixed-dose treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic.

•	In November 2016, AbbVie announced results from several Phase 3 studies of this investigational combination demonstrating 97.5 percent of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved SVR12 with just 8 weeks of G/P treatment.

•	AbbVie also announced results of its EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98 percent of patients (n=102/104) across all major genotypes (GT-1-6) achieved SVR12 with 12 weeks of treatment with G/P.

•	The FDA has granted Breakthrough Therapy Designation for the G/P combination for the treatment of GT-1 patients with chronic HCV who failed previous therapy with direct-acting antivirals (DAAs), including previous therapy with an NS5A inhibitor and/or protease inhibitor.

•	Upon commercialization regulatory approval of G/P in major markets, Enanta would be eligible for up to $80.0 million dollars in milestone payments, as well as annually tiered, double-digit royalties on 50% of the net sales of this 2-DAA product.

The following table summarizes our product development pipeline in our virology and liver disease programs:

We are currently funding all research and development for our internal programs. We expect to incur substantially greater expenses as we continue to advance our FXR agonist program, for which we initiated Phase 1 clinical studies of our lead candidate, EDP-305, in September 2016. In addition, we expect to increase expenses in fiscal 2017 as we complete our proof of concept study for EDP-494 and advance other compounds into substantial preclinical and clinical development.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel compounds for the treatment of viral infections and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaborations and a NIAID government contract, as well as net proceeds of approximately $59.9 million that we received from our March 2013 IPO, after deducting underwriting discounts and commissions. Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past five fiscal years. Our revenue in the near term will continue to be dependent on our collaboration with AbbVie, including royalties from sales of paritaprevir-containing regimens and potential milestone payments and royalties from the development program for glecaprevir (ABT-493), our second protease inhibitor being developed with AbbVie. Given the schedule of potential milestone payments and the uncertainties due to the nature and timing of clinical development, regulatory approval and market acceptance of AbbVie’s regimen containing glecaprevir, as well as uncertainty regarding the extent of royalty payments related to paritaprevir or glecaprevir, if any, we cannot be certain as to when or whether we will receive further milestone or royalty payments under this collaboration or whether we will continue to report net income in future years.

Financial Operations Overview

Revenue

Since our inception, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. We have entered into three significant collaboration agreements and contracts since 2006, the most significant of which is our continuing collaboration agreement with AbbVie. In addition, from September 2011 through August 2015, we had a contract with NIAID, which funded the preclinical and early clinical development of an antibiotic product candidate for potential use in biodefense.

Beginning in our fiscal year ended September 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s treatment regimens for HCV approved in the U.S. in December 2014, in the EU in January 2015 and in dozens of other countries since then. AbbVie received reimbursement approval for paritaprevir in Japan in the first quarter of fiscal 2016.

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the years ended September 30, 2016, 2015, and 2014:

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
AbbVie agreement:
Royalties	$57,692	$34,077	$—
Milestones	30,000	125,000	40,000
NIAID contract:	576	1,803	7,741

Total revenue	$88,268	$160,880	$47,741

AbbVie Agreement

We concluded our research obligations under the AbbVie agreement in June 2011 and as such, each of the five milestone payments received after June 2011 has been recognized as revenue upon achievement of the milestone by AbbVie. Under the terms of the AbbVie agreement, we earned and recognized a $30.0 million milestone payment in fiscal 2016 upon achievement of commercialization regulatory approval of AbbVie’s paritaprevir-containing regimen in Japan in November 2015. This was the final milestone payment for which we were eligible for the successful development and commercialization of paritaprevir. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments from AbbVie totaling up to $80.0 million related to the successful commercialization regulatory approvals in major markets of the first HCV treatment regimen incorporating glecaprevir or another of our collaboration’s protease inhibitors.

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

We expect our revenue in 2017 to be generated primarily from our collaboration agreement with AbbVie.

NIAID Contract

Under our NIAID contract, which ended in August 2015, we received research and development funding of approximately $20.6 million from NIAID through September 30, 2016. We recognized revenue of $0.6 million, $1.8 million and $7.7 million under this agreement during the years ended September 30, 2016, 2015, and 2014, respectively.

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

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2016, 2015, and 2014:

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
Research and development	$40,461	$23,189	$18,740
General and administrative	16,966	13,543	10,016

Total operating expenses	$57,427	$36,732	$28,756

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any expenses of preclinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation expense for employees engaged in scientific research and development functions;

•	third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities;

•	third-party license fees;

•	laboratory consumables; and

•	allocated facility-related costs.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our NASH, RSV and HBV programs.

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

We expect that general and administrative expenses will increase in the future primarily due to ongoing expansion of our operating activities in support of our own research and development programs, as well as potential additional costs associated with operating a growing public company.

Other Income (Expense), Net

Interest income. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances.

Interest expense. Interest expense consists of interest expense related to our capital lease obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We have issued warrants for the purchase of our Series 1 nonconvertible preferred stock and we have issued Series 1 nonconvertible preferred stock, both of which are financial instruments that may require a transfer of assets because of the liquidation preference features of the underlying stock. Therefore, we have classified these warrants and Series 1 nonconvertible preferred stock as liabilities that we remeasure to fair value at each reporting period. We record the changes in the fair value of the warrants and Series 1 nonconvertible preferred stock as a component of other income (expense), net.

Income Tax (Expense) Benefit

Income tax expense is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit reported for the year to date period. The income tax expense for the years ended September 30, 2016 and 2015 resulted from federal and state taxes attributable to our operating income. The income tax benefit for the year ended September 30, 2014 resulted from a reversal of our valuation allowance related to our deferred tax assets consisting primarily of research tax credits and net operating loss carryforwards.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions. See also Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies as well as a description of our other significant accounting policies.

Revenue Recognition

Our revenue has been generated primarily through collaborative research and license agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include nonrefundable upfront license fees, payments for research and development activities, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. The majority of revenue is derived under our agreement with AbbVie. Under this agreement, we have no ongoing deliverables and therefore, royalties and milestones received under this arrangement are recognized when earned. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectibility of the resulting receivable is reasonably assured, and we have fulfilled our performance obligations under the contract.

We apply Accounting Standards Codification No. 605-25, Revenue Recognition Multiple-Deliverable Revenue Arrangements, or ASC 605-25 for multiple element arrangements entered into or materially modified on or after October 1, 2011. This guidance amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of residual value method. The selling prices of deliverables under the arrangement may be derived using third-party evidence, (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”), is not available. The objective of BESP is to determine the price at which we would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we consider whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under a multiple element arrangement are separated into multiple units if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. In determining the separate units of accounting, we evaluate whether the license has standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, we consider whether or not (i) the collaborator can use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license is dependent on the undelivered items, and (iii) the collaborator or other vendors can provide the undelivered items. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered.

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations remaining.

During the years ended September 30, 2016, 2015, and 2014, we also generated revenue from a government contract under which we were reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by us under the government contract were included in research and development expense in the consolidated statements of operations. This contract was completed in August 2015.

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

Stock-Based Compensation

We measure stock options with service-based conditions granted to employees and directors at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Stock options with service-based vesting conditions are recorded as an expense using the straight-line method. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock on the date of grant. We also issue performance-based and market-based awards.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have estimated our expected volatility based on the historical volatility of our publicly traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options and we expect to continue to do so until such time as we have adequate historical data regarding our employee exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Our expected dividend yield is 0 and is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize stock-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for service-based options. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period. In the case of performance-based options, we recognize stock-based compensation expense related to these awards when the performance-based targets are deemed probable of being achieved.

Market and Performance-based Stock Unit Awards

In addition to stock options, we also have granted performance share units, or PSUs, and relative shareholder return units, or rTSRUs, to certain executives. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The fair value of PSUs is based on the intrinsic value of the stock on the date of grant. The fair value of rTSRUs is based on the Monte Carlo simulation model. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and remaining performance period of the award.

The PSUs vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with us and our achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. In the case of PSUs, we recognize stock-based compensation expense when performance-based targets are deemed probable of being achieved.

The rTSRUs vest and result in the issuance of common stock based upon the recipient’s continuing employment with us and the relative ranking of the total shareholder return, or TSR, of our common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in specified periods noted in the award agreement. The fair value related to the rTSRUs is recorded as stock-based compensation expense over the period from date of grant to the ending performance period regardless of whether the target relative total shareholder returns are reached.

Valuation of Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, we issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants are free-standing financial instruments that may require us to transfer assets upon exercise, these warrants are classified as liabilities on our consolidated balance sheet. We are required to remeasure the fair value of these preferred stock warrants at each reporting date, with any adjustments recorded within the change in fair value of warrant liability included in other income (expense), net, in the consolidated statements of operations. The warrants and Series 1 nonconvertible preferred stock are fair valued using a probability-weighted discounted cash flow approach which includes significant assumptions such as probabilities of payout, periods in which payout is expected to occur and discount rates.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement purposes and for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Assessment of the potential recovery of deferred tax assets requires judgment and is evaluated by estimating the future taxable income expected and considering prudent and feasible tax planning strategies.

As of September 30, 2013, based on our analysis of both positive and negative factors, we determined that it was more likely than not that we would not be able to realize our deferred tax assets, and therefore we had recorded a full valuation allowance against our deferred tax assets. Our analysis included an assessment of our past profitability and our future projections of forecasted revenue and expense levels.

However, during 2014, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from AbbVie. Accordingly, we released our valuation allowance related to our deferred tax assets and recorded a net income tax benefit of approximately $15.2 million during the year ended September 30, 2014. As of September 30, 2016 and 2015, we continue to believe it is more likely than not that we will be able to realize our deferred tax assets and therefore no valuation allowance has been recorded in either period.

We adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as of September 30, 2016 which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheets.

JOBS Act

The JOBS Act was signed into law on April 5, 2012 and contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the completion of our initial public offering in March 2013 or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first. Based on the market value of our common stock at March 31, 2016 and the number of shares of our common stock held by non-affiliates, we continued to be an “emerging growth company” for our fiscal 2016.

Results of Operations

Comparison of Years Ended September 30, 2016, 2015 and 2014

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
Revenue	$88,268	$160,880	$47,741
Research and development	40,461	23,189	18,740
General and administrative	16,966	13,543	10,016
Other income (expense), net:
Interest income	1,735	968	467
Interest expense	(45)	(8)	(18)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	29	347	(166)
Income tax (expense) benefit	(10,894)	(46,463)	15,170

Revenue. We recognized revenue of $88.3 million during the year ended September 30, 2016, as compared to $160.9 million during the year ended September 30, 2015. The decrease in revenue of $72.6 million year over year was primarily due to a decrease in milestone payments received from AbbVie and was partially offset by higher royalties earned on net sales of HCV regimens allocated to paritaprevir during 2016. During the years ended September 30, 2016 and 2015, we recognized revenue of $30.0 million and $125.0 million, respectively, for milestone payments received as a result of regulatory approvals for AbbVie’s paritaprevir-containing regimens in Japan and the U.S. and EU, respectively. We earned royalties of $57.7 million and $34.1 million during the years ended September 30, 2016 and 2015, respectively, based on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir. We recognized higher royalty revenue in fiscal 2016 compared to 2015 due to timing of regulatory approvals in various jurisdictions.

We recognized revenue of $160.9 million during the year ended September 30, 2015, as compared to $47.7 million during the year ended September 30, 2014. The increase in revenue of $113.2 million year over year was primarily due to an increase in milestone payments and royalties received from AbbVie and was partially offset by lower government contract revenue earned as a result of the conclusion of our NIAID contract that ended in August 2015. During the years ended September 30, 2015 and 2014, we recognized revenue of $125.0 million and $40.0 million, respectively, for milestone payments received from AbbVie as a result of AbbVie’s commercialization and regulatory approvals and regulatory filings for a regimen that included paritaprevir. We began recognizing royalty revenue in fiscal 2015 for net sales of AbbVie’s HCV treatment regimen allocable to paritaprevir upon U.S. and EU regulatory approvals.

Research and development expenses.

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
R&D programs:
Virology	$21,692	$10,403	$9,575
Liver disease	17,840	9,096	—
Antibiotic	—	1,364	5,430
Other	929	2,326	3,735

Total research and development expenses	$40,461	$23,189	$18,740

Research and development expenses increased by $17.3 million for the year ended September 30, 2016 as compared to the same period in 2015 due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities.

Research and development expenses increased by $4.5 million for the year ended September 30, 2015 as compared to the same period in 2014 due to an increase in costs for the progression of preclinical activities in our liver disease program, partially offset by a decrease in costs associated with our antibiotic program which ended in August 2015. Increases in costs associated with our liver disease program were driven by additional headcount, expansion of our research facilities and an increase in external costs for preclinical activities.

General and administrative expenses. General and administrative expenses increased by $3.4 million for the year ended September 30, 2016 as compared to the same period in 2015 primarily due to an increase in stock-based compensation expense of $2.3 million related to an increase in headcount, additional stock option grants to employees, and achievement of performance-based option milestones granted to management.

General and administrative expenses increased by $3.5 million for the year ended September 30, 2015 as compared to the same period in 2014 primarily due to an increase in stock-based compensation expense of $2.3 million related to additional stock option grants to employees which were granted at a higher fair value compared to fiscal 2014 stock option grants, as well as to an increase in insurance expense and additional expenses to support our expanding operations.

Other income (expense), net. Changes in components of other income (expense), net were as follows:

Interest income. Interest income increased by $0.8 million for the year ended September 30, 2016 as compared to the same period in 2015 due to higher average investment balances in fiscal 2016 as compared to 2015 as a result of cumulative milestones and royalties earned from our collaboration with AbbVie, offset by expenses to support our expanding operations.

Interest income increased by $0.5 million for the year ended September 30, 2015 as compared to the same period in 2014 due to higher average investment balances in the fiscal 2015 as compared to 2014 as a result of milestones earned in 2015 for commercialization regulatory approval of AbbVie’s paritaprevir-containing regimens.

Interest expense. Interest expense represents interest related to our capital lease obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We recognized other income of less than $0.1 million and $0.3 million for the years ended September 30, 2016 and 2015 as a result of the remeasurement of the warrant liability and Series 1 nonconvertible preferred stock year over year due to a decrease in fair value of the outstanding liabilities.

We recognized other expense of $0.2 million for the year ended September 30, 2014 as a result of the remeasurement of the warrant liability and Series 1 nonconvertible preferred stock year over year due to an increase in fair value of the outstanding liabilities.

Income tax (expense) benefit. Income tax expense was $10.9 million and $46.5 million for the years ended September 30, 2016 and 2015, respectively. The effective tax rate for the years ended September 30, 2016 and 2015 was 33.5% and 37.0%, respectively. The decrease in income tax expense was primarily due to lower profit before taxes as well as the reinstatement of the federal research and development tax credits in fiscal 2016 which are deductible for tax purposes and included in the Company’s annual effective tax rate. Income tax expense for both periods was primarily attributable to the tax provision on the earnings of our operations, all of which are domestic.

We recorded an income tax benefit for the year ended September 30, 2014 of $15.2 million primarily due to our release of our valuation allowance which we maintained against our deferred tax assets. The total amount of the valuation allowance released was approximately $22.9 million.

Liquidity and Capital Resources

From our inception through September 30, 2016, we have financed our operations primarily through contract payments under our collaborations, government research and development contracts and grants, and the net proceeds from our initial public offering of our equity.

The following table shows a summary of our cash flows for each of the years ended September 30, 2016, 2015, and 2014:

	Years Ended September 30,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$35,809	$76,673	$20,179
Investing activities	$(43,663)	$(88,186)	$497
Financing activities	$2,705	$2,540	$1,164

Net cash provided by operating activities

The decrease in cash provided by operating activities of $40.9 million for the year ended September 30, 2016 as compared to the same period in 2015 was primarily driven by a decrease in our net income largely as a result of a reduction in cash receipts under our collaboration with AbbVie. We received $89.2 million in cash from AbbVie during 2016, including royalties and a $30.0 million milestone payment, compared to $144.7 million during 2015, including royalties and $125.0 million in milestone payments from AbbVie. In addition, we increased cash spending on research and development, which was reflected in our net income, during 2016 in order to progress clinical development and preclinical research in our proprietary programs. These decreases to cash used in operating activities were partially offset by a decrease in income tax payments of $27.5 million, which is reflected in our income tax expense, based on lower income before income tax in 2016 as compared to 2015.

The increase in cash provided by operating activities of $56.5 million for the year ended September 30, 2015 as compared to the same period in 2014 was primarily driven by an increase in net income due to an increase in cash receipts under our collaboration with AbbVie. We received $144.7 million in cash from AbbVie during 2015, including royalties and $125.0 million in milestone payments compared to $40.0 million in milestone payments during 2014. The increase in cash provided by operating activities was partially offset by an increase in income tax payments of $39.9 million, which is reflected in our income tax expense in 2015, based on higher income before tax in 2015.

Net cash provided by (used in) investing activities

The decrease in cash used in investing activities of $44.5 million for the year ended September 30, 2016 as compared to the same period in 2015 is driven by timing of purchases, sales and maturities of marketable securities. The decrease was partially offset by an increase in capital expenditure outlay in 2016 of $2.4 million compared to 2015 as a result of our expansion of our research facility.

The decrease in cash provided by investing activities of $88.7 million for the year ended September 30, 2015 as compared to the same period in 2014 was driven by timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in cash provided by financing activities of $0.2 million for the year ended September 30, 2016 as compared to the same period in 2015 was driven by an increase in proceeds from exercises of stock options.

The increase in cash provided by financing activities of $1.4 million for the year ended September 30, 2015 as compared to the same period in 2014 was driven by an increase in income tax benefits from stock option exercises.

As of September 30, 2016, we had $242.2 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast that the use of our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments and significant royalties, to us;

•	the number and characteristics of future product candidates we pursue;

•	opportunities to in-license or otherwise acquire new therapeutic candidates and therapies;

•	the scope, progress, results and costs of researching and developing any of our future product candidates on our own, and conducting preclinical research and clinical trials;

•	the timing, receipt and amount of sales of, or royalties, on paritaprevir, glecaprevir and our future product candidates, if any;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;

•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

We lease office space in Watertown, Massachusetts under a lease that commenced on October 1, 2011 and was amended in 2015 to expand the rented space and extend the lease term through September 2022. In conjunction with the amendment of the lease, the Company entered into a capital lease agreement to fund certain leasehold improvements and the purchase of lab equipment. The following table summarizes our contractual obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Years Ended September 30,	Operating Leases	Capital Leases
2017	$2,010	$73
2018	2,062	79
2019	2,117	86
2020	2,172	93
2021	2,229	101
Thereafter	2,093	99

Total	$12,683	$531

As of September 30, 2016, we had outstanding warrants for the purchase of 1,774,581 shares of our Series 1 nonconvertible preferred stock and 223,153 outstanding shares of Series 1 nonconvertible preferred stock that we classified as long-term liabilities on our balance sheet, recorded at fair value of $1.4 million. The fair value of both of these instruments was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents 15% of liabilities measured at fair value as of September 30, 2016. If all of the outstanding warrants, which expire October 4, 2017, are exercised, the Series 1 nonconvertible preferred stock issued combined with the currently outstanding shares of Series 1 nonconvertible preferred stock would require the payment of $2.0 million upon a qualifying merger or sale of this company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $242.2 million at September 30, 2016, which consisted of cash, marketable securities, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We had no debt outstanding as of September 30, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-26 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Companies are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2016 our internal control over financial reporting is effective.

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

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement).

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2017 Proxy Statement: “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2017 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2016:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,992,506	(2)	$28.75	673,520	(3)
Equity compensation plans not approved by security holders

Totals	1,992,506			673,520

(1)	Consists of the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)	Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s Amended and Restated 1995 Equity Incentive Plan and the Company’s 2012 Equity Incentive Plan.

(3)	Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2012 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan. This does not include 571,077 shares that were automatically added to the Company’s 2012 Equity Incentive Plan by its terms as of October 1, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant	S-1	11/06/2012	4.2	333-184779
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779
10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	10-Q	02/09/2016	10.1	001-35839
10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839
10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839
10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839
10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K	12/18/2013	10.16	001-35839
10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.1	001-35839
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.2	001-35839
10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (v) Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (vi) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.					X

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††	This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of December, 2016.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2016

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2016

/s/ Ernst-Günter Afting, M.D., Ph.D. Ernst-Günter Afting, M.D., Ph.D.	Director	December 9, 2016

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	December 9, 2016

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	December 9, 2016

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	December 9, 2016

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	December 9, 2016

/s/ Terry Vance Terry Vance	Director	December 9, 2016

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enanta Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Enanta Pharmaceuticals, Inc. and its subsidiary at September 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 9, 2016

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,577	$21,726
Short-term marketable securities	193,507	123,479
Accounts receivable	12,841	15,289
Unbilled receivables	—	433
Deferred tax assets	—	1,447
Prepaid expenses and other current assets	9,231	8,267

Total current assets	232,156	170,641
Property and equipment, net	8,004	5,886
Long-term marketable securities	32,119	64,238
Deferred tax assets	8,390	4,640
Restricted cash	608	608

Total assets	$281,277	$246,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,377	$1,543
Accrued expenses and other current liabilities	4,512	3,962
Income taxes payable	—	1,199

Total current liabilities	7,889	6,704
Warrant liability	1,251	1,276
Series 1 nonconvertible preferred stock	159	163
Other long-term liabilities	2,042	1,713

Total liabilities	11,341	9,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 19,035,910 and 18,716,834 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	190	187
Additional paid-in capital	242,081	229,957
Accumulated other comprehensive income	19	33
Retained earnings	27,646	5,980

Total stockholders’ equity	269,936	236,157

Total liabilities and stockholders’ equity	$281,277	$246,013

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended September 30,
	2016	2015	2014
Revenue
Royalties	$57,692	$34,077	$—
Milestones	30,000	125,000	40,000
Other	576	1,803	7,741

Total revenue	$88,268	$160,880	$47,741
Operating expenses:
Research and development	40,461	23,189	18,740
General and administrative	16,966	13,543	10,016

Total operating expenses	57,427	36,732	28,756

Income from operations	30,841	124,148	18,985
Other income (expense):
Interest income	1,735	968	467
Interest expense	(45)	(8)	(18)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	29	347	(166)

Total other income (expense), net	1,719	1,307	283

Income before income taxes	32,560	125,455	19,268
Income tax (expense) benefit	(10,894)	(46,463)	15,170

Net income	$21,666	$78,992	$34,438

Net income per common share:
Basic	$1.14	$4.23	$1.88
Diluted	$1.13	$4.09	$1.80
Weighted average common shares outstanding:
Basic	18,929	18,673	18,355
Diluted	19,224	19,295	19,185

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2016	2015	2014
Net income	$21,666	$78,992	$34,438
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($9), $20, and $0	(14)	133	(98)

Total other comprehensive income (loss)	(14)	133	(98)

Comprehensive income	$21,652	$79,125	$34,340

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at September 30, 2013	18,138,597	$181	$217,741	(208,816)	$(2)	$(2)	$(107,450)	$110,468
Exercise of stock options	664,793	7	1,047	—	—	—	—	1,054
Stock-based compensation expense	—	—	2,682	—	—	—	—	2,682
Income tax benefit from stock option exercises	—	—	110	—	—	—	—	110
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	34,438	34,438

Balances at September 30, 2014	18,803,390	$188	$221,580	(208,816)	$(2)	$(100)	$(73,012)	$148,654

Exercise of stock options	122,260	1	725	—	—	—	—	726
Stock-based compensation expense	—	—	5,838	—	—	—	—	5,838
Income tax benefit from stock option exercises	—	—	1,814	—	—	—	—	1,814
Other comprehensive income	—	—	—	—	—	133	—	133
Retirement of treasury stock	(208,816)	(2)	—	208,816	2	—	—	—
Net income	—	—	—	—	—	—	78,992	78,992

Balances at September 30, 2015	18,716,834	$187	$229,957	—	—	$33	$5,980	$236,157

Exercise of stock options	319,076	3	1,023	—	—	—	—	1,026
Stock-based compensation expense	—	—	9,354	—	—	—	—	9,354
Income tax benefit from stock option exercises	—	—	1,747	—	—	—	—	1,747
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	21,666	21,666

Balances at September 30, 2016	19,035,910	$190	$242,081	—	—	$19	$27,646	$269,936

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities
Net income	$21,666	$78,992	$34,438
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,354	5,838	2,682
Depreciation and amortization expense	1,661	639	352
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(29)	(347)	166
Premium on marketable securities	(518)	(3,042)	(2,002)
Amortization of premium on marketable securities	1,511	2,244	2,120
Deferred income taxes	(2,294)	11,028	(15,211)
Income tax benefit from the exercise of stock options	(1,747)	(1,814)	(110)
Other non-cash items	34	(35)	2
Change in operating assets and liabilities:
Accounts receivable	2,448	(13,565)	(916)
Unbilled receivables	433	2,337	(1,986)
Prepaid expenses and other current assets	(964)	(6,680)	568
Accounts payable	1,451	(543)	399
Accrued expenses	1,858	(227)	(183)
Income taxes payable	548	1,199	—
Other long-term liabilities	397	649	(140)

Net cash provided by operating activities	35,809	76,673	20,179

Cash flows from investing activities
Purchases of property and equipment	(4,738)	(2,336)	(1,028)
Purchases of marketable securities	(192,429)	(196,304)	(98,405)
Sale of marketable securities	—	2,210	8,421
Maturities of marketable securities	153,504	108,407	91,506
Other investing activities	—	(163)	3

Net cash provided by (used in) investing activities	(43,663)	(88,186)	497

Cash flows from financing activities
Proceeds from exercise of stock options	1,026	726	1,054
Payments of capital lease obligations	(68)	—	—
Income tax benefit from the exercise of stock options	1,747	1,814	110

Net cash provided by financing activities	2,705	2,540	1,164

Net increase (decrease) in cash and cash equivalents	(5,149)	(8,973)	21,840
Cash and cash equivalents at beginning of period	21,726	30,699	8,859

Cash and cash equivalents at end of period	$16,577	$21,726	$30,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,616	$40,072	$148
Supplemental disclosure of non-cash financing activities:
Exercise of Series 1 warrants into Series 1 nonconvertible preferred stock	$—	$—	$206
Non-cash items:
Fixed assets financed through capital lease	$—	$598	$—
Fixed assets financed by landlord	$—	$239	$—
Purchases of fixed assets included in accounts payable and accrued expenses	$637	$1,562	$—

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

The Company classifies all of its marketable securities as available-for-sale. All marketable securities are held with one investment manager. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3 or higher and A—or higher according to Moody’s and S&P, respectively. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the consolidated statements of operations. There were no such adjustments necessary during the years ended September 30, 2016, 2015 and 2014.

Restricted Cash

As of September 30, 2016 and 2015, the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of the Company’s current building lease. This amount was classified as long-term restricted cash as of September 30, 2016 and 2015.

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

The Company has historically generated all of its revenue from its collaborative research and license agreements as well as a U.S. government contract (see Note 7). As of September 30, 2016, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

The Company is completely dependent on third-party manufacturers for product supply for preclinical and clinical research activities in its non-partnered programs. The Company relies and expects to continue to rely exclusively on several manufacturers to supply it with its requirements for the active pharmaceutical ingredients related to these programs. These research programs would be adversely affected by a significant interruption in the supply of its active pharmaceutical ingredients.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy is based on three levels of inputs which are used to measure fair value, of which the first two levels are considered observable and the last is considered unobservable:

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

The Company’s instruments that are carried at fair value are cash equivalents, marketable securities and the warrant and Series 1 nonconvertible preferred stock liabilities. The carrying values of accounts receivable and unbilled receivables, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets disposed are removed from the accounts and any resulting gain or loss is included in income from operations in the consolidated statements of operations.

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

On October 1, 2011, the Company adopted Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This guidance, which applies to multiple-element arrangements entered into or materially modified on or after October 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual value method. The selling prices of deliverables under the arrangement may be derived using third-party evidence (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”) is not available. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s BESP, the Company considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under a multiple-element arrangement are separated into multiple units if (i) the delivered item has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices derived using TPE or BESP. The appropriate revenue recognition model is applied to each element, and revenue is accordingly recognized as each element is delivered. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting. The Company elected to adopt ASU 2009-13 prospectively as of October 1, 2011.

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

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations remaining.

During the years ended September 30, 2016, 2015 and 2014, the Company also generated revenue from a government contract, under which the Company was reimbursed for certain allowable costs for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by the Company under the government contract were included in research and development expenses in the consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development costs are wages, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including facility-related expenses and external costs of outside contractors engaged to conduct both preclinical and clinical studies and manufacture quantities of product for preclinical and clinical studies. The Company also includes in research and development expense the costs to complete the Company’s obligations under research collaborations.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based awards is based on intrinsic value of the stock on the date of grant. The Company uses the Monte-Carlo simulation in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-based and market-based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

As discussed in Note 13, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as of September 30, 2016, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheets.

Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, unvested restricted stock units and outstanding warrants. Market-based awards are included in diluted earnings per common share to the extent they would have vested if the period end date was the market criteria measurement date.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a biotechnology company focused on discovering and developing small molecule drugs for the treatment of viral infections and liver diseases. Revenue is generated exclusively from transactions occurring with partners located in the United States and all assets are held in the United States.

Comprehensive Income

Comprehensive income includes net income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale marketable securities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from

Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. This amendment is effective for the Company in the fiscal year beginning October 1, 2019, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-02 may have on its financial position and results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-18 may have on its financial position and statement of cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2016 and 2015 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$69,608	$—	$—	$69,608
Cash equivalents	15,295	—	—	15,295
Corporate bonds	—	76,073	—	76,073
Commercial paper	—	49,900	—	49,900
U.S. Agency bonds	—	30,045	—	30,045

	$84,903	$156,018	$—	$240,921

Liabilities:
Warrant liability	$—	$—	$1,251	$1,251
Series 1 nonconvertible preferred stock	—	—	159	159

	$—	$—	$1,410	$1,410

	Fair Value Measurements at September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,327	$—	$—	$21,327
Corporate bonds	—	151,020	—	151,020
U.S. Agency bonds	—	36,697	—	36,697

	$21,327	$187,717	$—	$209,044

Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	163	163

	$—	$—	$1,439	$1,439

Cash equivalents at September 30, 2016 and 2015 consist of money market funds.

During the years ended September 30, 2016, 2015, and 2014, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2016 and 2015, the warrant liability was comprised of the value of the warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. As of September 30, 2016 and 2015, the outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair values of these instruments were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair values of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net, in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average) September 30,
	Unobservable Input	2016	2015
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout Periods in which payout is expected to occur Discount rate	0% - 60% 2017 - 2018 4.50%	5% - 60% 2016 - 2017 4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2013	$1,620	$—
Warrants exercised	(206)	—
Series 1 nonconvertible preferred stock issued	—	206
Increase (decrease) in fair value	170	(4)

Balance, September 30, 2014	$1,584	$202

Decrease in fair value	(308)	(39)

Balance, September 30, 2015	$1,276	$163

Decrease in fair value	(25)	(4)

Balance, September 30, 2016	$1,251	$159

4. Marketable Securities

As of September 30, 2016 and 2015, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$76,077	$27	$(31)	$76,073
U.S. Treasury notes	69,579	38	(9)	69,608
Commercial paper	49,900	—	—	49,900
U.S. Agency bonds	30,040	15	(10)	30,045

	$225,596	$80	$(50)	$225,626

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,012	$77	$(69)	$151,020
U.S. Agency bonds	36,652	45	—	36,697

	$187,664	$122	$(69)	$187,717

As of September 30, 2016 and 2015, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds, U.S. Treasury notes and U.S. Agency bonds, which have maturities between one and three years and an aggregate fair value of $32,119 and $64,238, respectively.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Laboratory and office equipment	$7,440	$5,907
Leasehold improvements	3,715	1,290
Purchased software	705	443
Furniture	551	496
Construction in progress	504	1,889
Computer equipment	187	137

	13,102	10,162
Less: Accumulated depreciation and amortization	(5,098)	(4,276)

	$8,004	$5,886

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $1,661, $639 and $352 for the years ended September 30, 2016, 2015, and 2014, respectively.

6. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses, other current liabilities and other long-term liabilities consisted of the following as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Accrued expenses and other current liabilities:
Accrued payroll and related expenses	$2,384	$1,622
Accrued preclinical and clinical expenses	899	237
Accrued vendor manufacturing	441	18
Accrued professional fees	393	338
Capital lease obligation	73	69
Accrued fixed assets	2	1,307
Accrued other	320	371

	$4,512	$3,962

Other long-term liabilities:
Uncertain tax positions	$745	$448
Accrued rent expense	696	628
Capital lease obligation	458	529
Asset retirement obligation	143	108

	$2,042	$1,713

7. Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir (ABT-493). The agreement was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie.

Under the terms of the AbbVie Agreement, as amended, AbbVie paid the Company upfront license payments and FTE reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds, as well as annually tiered, per-product royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocated to the protease inhibitor product.

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

Subsequent to the research and evaluation period, which ended in June 2011, all decisions related to the development, commercialization and marketing have been made by AbbVie. The Company has the right to continue to attend the joint steering committee meetings to monitor the development and marketing plans; however, the Company has no decision-making rights. As such, the joint steering committee commitment became protective in nature as of June 16, 2011.

During the years ended September 30, 2016, 2015, and 2014, the Company received $30,000, $125,000 and $40,000, respectively, in milestone payments under the AbbVie Agreement as a result of AbbVie’s commercialization and regulatory approvals and regulatory filings for a regimen that included paritaprevir. From commencement of the collaboration through September 30, 2016, the Company received a total of $394,000 under the AbbVie Agreement consisting of an upfront license payment, research funding, milestone payments, royalties and preferred stock financing. As of September 30, 2016, the Company is eligible to receive additional milestone payments of up to $80,000 upon AbbVie’s achievement of similar commercialization regulatory approval milestones in the U.S. and other major world markets for commercialization regulatory approvals of glecaprevir. The Company is also eligible to receive annually tiered, per-product royalties ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on the portion of AbbVie’s net sales of its HCV treatment regimens allocated to glecaprevir. Under the terms of the agreement, as amended in October 2014, 30% of net sales of each 3-DAA regimen containing paritaprevir, and 45% of net sales of each 2-DAA regimen containing paritaprevir, will be allocated to paritaprevir. In the case of glecaprevir, 50% of AbbVie’s net sales of this 2-DAA regimen would be allocated to glecaprevir. The Company began earning and receiving royalty payments on net sales of regimens containing paritaprevir during the year ended September 30, 2015.

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

Subject to certain exceptions, a party’s rights and obligations under the agreement continue until (i) such time as AbbVie is no longer developing a product candidate or (ii) if, as of the time AbbVie is no longer developing any product candidates, AbbVie is commercializing any other protease inhibitor product, such time as all royalty terms for all covered products have ended. Accordingly, the final expiration date of the agreement is currently indeterminable.

Either party may terminate the agreement for cause in the event of a material breach, subject to prior notice and the opportunity to cure, or in the event of the other party’s bankruptcy. Additionally, AbbVie may terminate the agreement for any reason upon specified prior notice.

If the Company terminates the agreement for cause or AbbVie terminates without cause, any licenses and other rights granted to AbbVie will terminate and AbbVie will be deemed to have granted the Company (i) a non-exclusive, perpetual, fully-paid, worldwide, royalty-free license, with the right to sublicense, under AbbVie’s intellectual property used in any product candidate, and (ii) an exclusive (even as to AbbVie), perpetual, fully-paid, worldwide, royalty-free license, with the right to sublicense, under AbbVie’s interest in any joint intellectual property rights to develop product candidates resulting from covered compounds and to commercialize any products derived from such compounds. Upon the Company’s request, AbbVie will also transfer to the Company all right, title and interest in any related product trademarks, regulatory filings and clinical trials.

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

NIAID Contract

On September 30, 2011, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), providing development funding to the Company for the preclinical and clinical development of a bridged bicyclic antibiotic. The contract was completed in August 2015 upon the Company’s delivery of the study report for the Phase 1 clinical study.

The Company recognized revenue under this contract as development services were performed in accordance with the funding agreement. During the years ended September 30, 2016, 2015, and 2014, the Company recognized revenue of $576, $1,803 and $7,741, respectively, under this contract. The Company received aggregate payments of $20,637 under the NIAID contract from its commencement through January 31, 2016.

8. Stockholders’ Equity

On March 26, 2013, the Company completed an initial public offering of its common stock, which resulted in the sale of 4,600,000 shares. The Company received net proceeds from the IPO of $59,892 based upon the price of

$14.00 per share and after deducting underwriting discounts and commissions paid by the Company. Upon the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock were converted into 11,656,875 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive such dividends as may be declared by the board of directors, if any.

The Company retired all 208,816 shares of treasury stock effective September 30, 2015, which resulted in a decrease in the same number of issued shares of common stock.

9. Series 1 Nonconvertible Preferred Stock and Warrants

The Company’s Certificate of Incorporation authorizes the issuance of up to 1,999,989 shares of Series 1 nonconvertible preferred stock at a par value of $0.01 per share. Holders of Series 1 nonconvertible preferred stock are not entitled to receive dividends. In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, the Series 1 nonconvertible preferred stockholders are entitled to receive in preference to all other stockholders, an amount equal to $1.00 per share, adjusted for any stock dividends, stock splits or reclassifications. Series 1 nonconvertible preferred stockholders will not be entitled to vote unless required by the Company pursuant to the laws of the State of Delaware. The Company may redeem the Series 1 nonconvertible preferred stock with the approval of the holders of a majority of the outstanding shares of Series 1 nonconvertible preferred stock at a redemption price of $1.00 per share. The Company must redeem the stock within 60 days of such election. Shares that are redeemed will be retired or canceled and not reissued by the Company.

In October and November 2010, a total of 1,999,989 warrants to purchase Series 1 nonconvertible preferred stock were issued. These warrants expire on October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, up to a maximum of $2,000, these warrants are classified as liabilities on the Company’s consolidated balance sheet.

The following table summarizes the Company’s outstanding warrants:

	Series 1 Nonconvertible Preferred Stock Warrants Exercisable	Weighted Average Exercise Price
Outstanding, as of September 30, 2013	1,999,989	$0.01
Granted	—	—
Expired	—	—
Exercised	(225,408)	$0.01

Outstanding, as of September 30, 2014	1,774,581	$0.01

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding, as of September 30, 2015	1,774,581	$0.01

Granted	—	—
Expired	—	—
Exercised	—	—

Outstanding, as of September 30, 2016	1,774,581	$0.01

For the years ended September 30, 2016, 2015, and 2014, the remeasurement of the warrants and Series 1 nonconvertible preferred stock resulted in income (expense) recorded in the consolidated statements of operations of $29, $347, and $(166), respectively. As of September 30, 2016 and 2015, the total fair value of the Series 1 nonconvertible preferred stock was $159 and $163, respectively. As of September 30, 2016 and 2015, the total fair value of the Series 1 nonconvertible preferred stock warrants was $1,251 and $1,276, respectively.

10. Stock-Based Awards

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the 2012 Plan or a predecessor plan, known as the 1995 Equity Incentive Plan, as well as by the number of shares added on the first day of each fiscal year, which is the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088,167 shares of common stock, or (iii) an amount determined by the Compensation Committee of the Board of Directors. On October 1, 2015, the number of shares of common stock that might be issued under the 2012 Plan was increased by 561,505 shares. As of September 30, 2016, 487,906 shares remained available for future award.

The 2012 Plan replaces and is the successor to the 1995 Equity Incentive Plan (the “1995 Plan”). The 1995 Plan provided for the Company to sell or issue awards of common stock or restricted common stock, or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. Sales, issuances or grants of shares entitle the holder to purchase common stock from the Company, for a specified exercise price, during a period specified by the applicable equity award agreement. Upon the closing of the Company’s initial public offering, all remaining shares reserved for issuance under the 1995 Plan were transferred to the 2012 Plan and no further awards were or will be made under the 1995 Plan.

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 185,614 shares of common stock are reserved for issuance. As of September 30, 2016, the Company had not commenced any offering under the ESPP and no plan shares have been issued.

The Company applies the fair value recognition provisions for all stock-based awards granted or modified. In the case of service-based awards, the compensation cost is recorded over the requisite service period of the award on the straight-line method based on the grant-date fair value. The requisite service period for service-based option awards is generally four years. Options granted under the 2012 Plan to employees generally vest between one and four years and expire after ten years.

Stock Option Valuation

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates expected volatility based on the historical volatility of publicly traded peer companies. The Company expects to continue to do so until such time as adequate historical data regarding the volatility of the Company’s traded stock price following our March 2013 IPO is available. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The Company expects to continue to utilize this method until such time as we have adequate historical data regarding our employee exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is 0 based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2016	2015	2014
Risk-free interest rate	1.77%	1.85%	1.89%
Expected term (in years)	6.10	6.03	6.06
Expected volatility	70%	74%	75%
Expected dividends	0%	0%	0%

The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to its stock-based compensation expense in future periods.

As required by the 1995 Plan and the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant.

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2016:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	1,752,010	$23.76	7.2	$25,093
Granted	509,680	30.31
Exercised	(319,076)	3.22
Forfeited	(47,158)	33.04

Outstanding, September 30, 2016	1,895,456	$28.75	7.6	$7,369

Options vested and expected to vest as of September 30, 2016	1,772,221	$29.65	7.6	$5,958

Options exercisable as of September 30, 2016	957,141	$25.52	6.9	$5,727

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following table summarizes additional exercise and grant date information:

	Years Ended September 30,
	2016	2015	2014
Aggregate intrinsic value of stock options exercised	$7,705	$4,827	$3,219
Proceeds from stock options exercised	$1,026	$726	$1,054
Weighted average grant date fair value of options granted (per share)	$19.12	$27.77	$19.98

Performance-Based Options

In March 2013, the Company granted to certain executives 167,052 options that vest upon the achievement of certain performance-based targets. The aggregate grant date fair value of these options was $2,479. During the years ended September 30, 2016 and 2014, certain performance-based targets were achieved and the Company recorded stock-based compensation expense of $620 and $206, respectively, related to achievement of those targets. No stock-based compensation expense related to these options was recognized during the year ended September 30, 2015, as none of the performance-based targets was deemed to have become probable of being achieved in that period.

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total shareholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with the Company and the Company’s achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. During the years ended September 30, 2016 and 2015, the Company recorded no compensation expense related to the PSU awards as none of the performance-based targets was probable of being achieved. There were no performance share units granted during the year ended September 30, 2014.

The rTSRUs will vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company and the relative ranking of the total shareholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the rTSRUs. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2016	2015
Risk-free interest rate	0.94%	0.61%
Dividend yield	0%	0%
Expected volatility	65%	56%
Remaining performance period (years)	1.93	1.86
Estimated fair value per share of rTSRUs granted	$35.70	$26.51

The following table summarizes restricted stock unit activity for the year ended September 30, 2016 based on a target achievement of 100%:

	Performance Share Units	Weighted Average Grant Date Fair Value	Relative Total Shareholder Return Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2015	20,900	$35.90	20,900	$26.51
Granted	27,625	$32.04	27,625	$35.70
Vested	—	$—	—	$—
Cancelled	—	$—	—	$—

Unvested at September 30, 2016	48,525	$33.70	48,525	$31.74

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense for the years ended September 30, 2016, 2015, and 2014 in the following expense categories:

	Years Ended September 30,
	2016	2015	2014
Research and development	$2,882	$1,644	$762
General and administrative	6,472	4,194	1,920

	$9,354	$5,838	$2,682

As of September 30, 2016, the Company had an aggregate of $22,261 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

11. Net Income Per Share

Basic and diluted net income per common share was calculated as follows for the years ended September 30, 2016, 2015, and 2014:

	Years Ended September 30,
	2016	2015	2014
Basic net income per common share:
Numerator:
Net income	$21,666	$78,992	$34,438
Denominator:
Weighted average common shares outstanding—basic	18,929	18,673	18,355

Net income per common share—basic	$1.14	$4.23	$1.88

Diluted net income per common share:
Numerator:
Net income	$21,666	$78,992	$34,438
Denominator:
Weighted average common shares outstanding—basic	18,929	18,673	18,355
Dilutive effect of common stock equivalents	295	622	830

Weighted average common shares outstanding—diluted	19,224	19,295	19,185

Net income per common share—diluted	$1.13	$4.09	$1.80

Antidilutive common stock equivalents excluded from above	1,475	605	330

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share attributable to common stockholders for the years ended September 30, 2016, 2015, and 2014, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

For the years ended September 30, 2016, 2015, and 2014, the following weighted average shares were excluded from the calculation of diluted net income per common share as these awards contain performance and market conditions that would not have been achieved at the reporting date had the measurement period ended on that date:

	Years Ended September 30,
	2016	2015	2014
Unvested restricted stock units	84,672	25,424	—
Unvested performance-based options	140,210	153,139	157,027

12. Commitments and Contingencies

Leases

The Company had an office and laboratory lease that was effective from fiscal 2011 to 2018. During the year ended September 30, 2015, the Company amended the lease to expand the rented space and extend the lease term through September 2022. Payment escalations specified in the lease agreement, as amended, are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. For the years ended September 30, 2016, 2015, and 2014, the Company recognized rent expense of $2,025, $1,326, and $948, respectively, in the consolidated statements of operations.

Future minimum lease payments as of September 30, 2016 are as follows:

Years Ended September 30,	Operating Leases	Capital Leases
2017	$2,010	$73
2018	2,062	79
2019	2,117	86
2020	2,172	93
2021	2,229	101
Thereafter	2,093	99

Total	$12,683	$531

In connection with the current lease, the Company has an outstanding letter of credit in the amount of $608 as of September 30, 2016 and 2015, collateralized by a money market account. As of September 30, 2016 and 2015 the Company classified the money market account as restricted cash.

The amended lease also included a $598 tenant improvement allowance from the landlord, which was accounted for as a capital lease obligation.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a licensor of research technology. Under the 2012 agreement, the Company was required to pay the third party licensor an upfront license fee and additional fees up to the third anniversary of the agreement. In addition, the Company is required to pay (1) annual maintenance fees for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor. During the years ended September 30, 2016, 2015, and 2014, the Company paid $120, $200 and $250, respectively, under the agreement.

During the year ended September 30, 2013, the Company amended an existing license agreement to extend rights to patents previously licensed for one of its programs for use in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000 plus low single-digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the year ended September 30, 2016, the Company paid a $500 milestone payment under this amended agreement as a result of the Company’s filing to commence clinical development of its cyclophilin inhibitor candidate which was recorded as a research and development expense. There were no such payments made during the years ended September 30, 2015 and 2014.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2016 and 2015.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2016, 2015, and 2014, the Company recorded an income tax (expense) benefit as follows:

	Years Ended September 30,
	2016	2015	2014
Current income tax (expense) benefit:
Federal	$(12,233)	$(35,040)	$—
State	(956)	(2,172)	(151)
Deferred income tax (expense) benefit:
Federal	2,136	(7,371)	13,048
State	159	(1,880)	2,273

	$(10,894)	$(46,463)	$15,170

For the years ended September 30, 2016 and 2015, the Company recorded an income tax provision of $(10,894) and $(46,463), respectively. During fiscal 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets. The Company concluded from the reassessment that it was more likely than not that the Company would be able to realize its deferred tax assets primarily as a result of recent profitability and forecasted future profits resulting from future expected milestone payments and on-going royalty payments from its AbbVie collaboration. Accordingly, the Company released its valuation allowance of $22,892 in fiscal 2014.

The effective tax rate for the year ended September 30, 2016 was 33.5% and differs from the federal statutory rate of 35.0% primarily due to reinstatement of the federal research and development tax credits which are deductible for tax purposes and included in the Company’s annual effective tax rate.

The effective tax rate for the year ended September 30, 2015 was 37.0% and differs from the federal statutory rate of 35.0% primarily due to state income taxes, changes in estimates related to research and development tax credits for fiscal years prior to 2015, and certain expenditures which are permanently not deductible for tax purposes.

The effective tax rate benefit for the year ended September 30, 2014 was (78.7%) and differs from the federal statutory rate of 35.0% primarily due to a change in estimate as to the Company’s ability to realize the benefits of its net operating loss carry-forwards and research and development tax credits resulting in a reduction of the Company’s valuation allowance against deferred tax assets in the amount of $22,892, as well as changes in estimates related to the fiscal 2014 research and development tax credits, and certain expenditures which are permanently not deductible for tax purposes.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended September 30,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	2.6	5.5
Federal research and development tax credit	(3.8)	(0.1)	(0.5)
Change in deferred tax asset valuation allowance	—	—	(118.8)
Change in statutory rate	—	0.3	(2.1)
Other	(0.4)	(0.8)	2.2

Effective income tax rate	33.5%	37.0%	(78.7%)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheets. The Company adopted this guidance as of September 30, 2016. In accordance with ASU 2015-17, the Company reclassified $1.7 million of deferred tax assets classified as current as of September 30, 2016 to noncurrent. As the Company adopted this guidance on a prospective basis, the Company did not retrospectively reclassify the prior year current deferred tax asset balance to long-term in the consolidated balance sheet.

Net deferred tax assets as of September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
Deferred tax assets:
Capitalized research and development expenses	$2,052	$2,903
Share-based compensation	4,919	2,129
Other temporary differences	1,498	1,243

Total deferred tax assets	8,469	6,275
Valuation allowance	—	—

Net deferred tax assets	8,469	6,275
Deferred tax liabilities:
Depreciation	(68)	(168)
Unrealized gain (loss)	(11)	(20)

Total deferred tax liabilities	(79)	(188)

Net deferred income tax assets (liabilities)	$8,390	$6,087

During the year ended September 30, 2016, the Company utilized all remaining federal and state net operating loss carryforwards and all federal and state research and development tax credits generated during fiscal 2015. During the year ended September 30, 2015, the Company utilized $0 and $8,433 of federal and state net operating loss carryforwards, respectively generated during fiscal 2014. During the year ended September 30, 2015, the Company also utilized $4,481 and $2,214 of federal and state research and development tax credit and other credit carryforwards, respectively, generated during 2014.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2016	2015
Beginning Balance	$448	$—
Additions based on tax positions for the current period	294	324
Additions based on tax positions for prior periods	16	124
Reductions for tax positions of prior periods	(13)	—

Ending Balance	$745	$448

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2016, 2015, and 2014, the Company recognized $513, $382 and $180, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2016 and 2015 is presented in the following table:

	2016 Quarter Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Revenue(1)	$48,445	$13,004	$13,978	$12,841
Operating expenses	12,851	13,569	15,067	15,940
Other income (expense), net	329	472	447	471
Income tax (expense) benefit	(9,734)	(1,552)	(434)	826
Net income (loss)	26,189	(1,645)	(1,076)	(1,802)
Net income (loss) per common share—basic	$1.39	$(0.09)	$(0.06)	$(0.09)
Net income (loss) per common share—diluted	$1.37	$(0.09)	$(0.06)	$(0.09)

	2015 Quarter Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Revenue(2)	$77,498	$57,367	$11,599	$14,416
Operating expenses	7,288	8,806	9,896	10,742
Other income (expense), net	301	210	287	509
Income tax (expense) benefit	(28,502)	(20,018)	428	1,629
Net income	42,009	28,753	2,418	5,812
Net income per common share—basic	$2.26	$1.54	$0.13	$0.30
Net income per common share—diluted	$2.18	$1.49	$0.13	$0.29

(1)	During the first quarter of 2016, the Company recognized $30.0 million in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s paritaprevir-containing regimen in Japan.
(2)	During the first quarter of 2015, the Company recognized $75.0 million in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s paritaprevir-containing regimen in the U.S. During the second quarter of 2015, the Company recognized $50.0 million in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s paritaprevir-containing regimen in Europe.