Form 10-K/A
period 2016-09-30
ENANTA PHARMACEUTICALS INC
filed 2017-01-06
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

500 Arsenal Street

Watertown, Massachusetts 02472

(617) 607-0800

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2016, based on the last reported sale price of the registrant’s common stock of $29.37 per share was $556,755,420. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of December 27, 2016, was 19,040,267 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders scheduled to be held on February 16, 2017, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2016, are incorporated by reference into Part III of the Original Report (as defined below), as amended by this 10-K/A.

As used in this Form 10-K/A, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., except where the context otherwise requires or as otherwise indicated.

EXPLANATORY NOTE

Enanta Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the period ended September 30, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2016 (the “Original Report”). This Amendment No. 1 is being filed to: (i) file Exhibit 10.14, the Company’s 2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013), because the Company’s 2012 Equity Incentive Plan, as originally filed with the SEC, inadvertently did not reflect the adjustment to the per-participant limitation under Section 162(m) of the Internal Revenue Code that resulted from the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013 and (ii) make a corresponding update to Exhibit 10.14 and the required certifications as listed in Item 15(b) of Part IV of the Original Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and our principal financial officer are filed herewith and listed as exhibits to this Amendment No. 1 under Item 15(b) of Part IV hereof. This Amendment No. 1 does not affect any other items in the Original Report.

Except as otherwise expressly stated in the items contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and the Company has not modified or updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) EXHIBITS

Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant	S-1	11/06/2012	4.2	333-184779

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	S-1/A	02/05/2013	10.1	333-184779

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839

10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779

10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779

10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779

10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779

10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779

10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).					X

10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.1	001-35839

Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-Q	08/10/2015	10.2	001-35839

10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

21.1	Subsidiaries of the Company.	10-K	12/9/2016	21.1	001-35839

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/9/2016	23.1	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	12/9/2016	32.1	001-35839

101	The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., (v) Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014 of Enanta Pharmaceuticals, Inc., and (vi) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.	10-K	12/9/2016	101	001-35839

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of January, 2017.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Paul J. Mellett
Paul J. Mellett
Chief Financial Officer