Form 10-Q
period 2016-12-31
ENANTA PHARMACEUTICALS INC
filed 2017-02-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 1, 2017, was 19,041,267 shares.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$20,618	$16,577
Short-term marketable securities	188,740	193,507
Accounts receivable	10,417	12,841
Prepaid expenses and other current assets	4,290	9,231
Total current assets	224,065	232,156
Property and equipment, net	8,306	8,004
Long-term marketable securities	35,037	32,119
Deferred tax assets	10,363	8,390
Restricted cash	608	608
Total assets	$278,379	$281,277
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,952	$3,377
Accrued expenses and other current liabilities	4,479	4,512
Total current liabilities	6,431	7,889
Warrant liability	1,262	1,251
Series 1 nonconvertible preferred stock	161	159
Other long-term liabilities	2,357	2,042
Total liabilities	10,211	11,341
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value, 100,000 shares authorized; 19,040 and 19,036 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	190	190
Additional paid-in capital	245,397	242,081
Accumulated other comprehensive income (loss)	(85)	19
Retained earnings	22,666	27,646
Total stockholders' equity	268,168	269,936
Total liabilities and stockholders' equity	$278,379	$281,277

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2016	2015
Revenue
Royalties	$10,417	$17,869
Milestones	—	30,000
Other	—	576
Total revenue	$10,417	$48,445
Operating expenses:
Research and development	12,526	9,033
General and administrative	4,937	3,818
Total operating expenses	17,463	12,851
Income (loss) from operations	(7,046)	35,594
Other income (expense):
Interest income	549	356
Interest expense	(12)	(12)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(13)	(15)
Total other income (expense), net	524	329
Income (loss) before income taxes	(6,522)	35,923
Income tax (expense) benefit	1,542	(9,734)
Net income (loss)	$(4,980)	$26,189
Net income (loss) per share:
Basic	$(0.26)	$1.39
Diluted	$(0.26)	$1.36
Weighted average shares outstanding:
Basic	19,038	18,776
Diluted	19,038	19,269

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2016	2015
Net income (loss)	$(4,980)	$26,189
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($63) and ($135)	(104)	(222)
Total other comprehensive income (loss)	(104)	(222)
Comprehensive income (loss)	$(5,084)	$25,967

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months
	Ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(4,980)	$26,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,267	1,992
Depreciation and amortization expense	493	339
Deferred income taxes	(1,910)	382
Premium on marketable securities	(324)	(171)
Amortization of premium on marketable securities	188	562
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	13	15
Change in operating assets and liabilities:
Accounts receivable	2,424	(2,580)
Unbilled receivables	—	(576)
Prepaid expenses and other current assets	4,941	(276)
Accounts payable	(1,290)	149
Accrued expenses	(10)	150
Income taxes payable	—	3,741
Other long-term liabilities	333	77
Net cash provided by operating activities	3,145	29,993
Cash flows from investing activities
Purchase of property and equipment	(953)	(2,197)
Purchase of marketable securities	(73,671)	(34,622)
Maturities of marketable securities	75,489	31,187
Net cash provided by (used in) investing activities	865	(5,632)
Cash flows from financing activities
Proceeds from exercise of stock options	49	162
Payments of capital lease obligations	(18)	(16)
Net cash provided by financing activities	31	146
Net increase in cash and cash equivalents	4,041	24,507
Cash and cash equivalents at beginning of period	16,577	21,726
Cash and cash equivalents at end of period	$20,618	$46,233
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,018	$5,707

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company’s success to date has been built on protease inhibitors discovered for the treatment of hepatitis C virus, or (“HCV”), which are licensed to AbbVie Inc. (“AbbVie”) and included in its HCV treatment regimens. The Company’s new research and development programs are currently focused primarily on the following disease areas: hepatitis B virus (“HBV”); non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); and respiratory syncytial virus (“RSV”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel and compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approvals, prior to commercialization. These efforts require significant amounts of capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2016 and for the three months ended December 31, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2016 and results of operations for the three months ended December 31, 2016 and 2015 and cash flows for the three months ended December 31, 2016 and 2015, have been made. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2017.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no significant changes to the Company’s Significant Accounting Policies during the quarter.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This amendment will be effective for the Company for fiscal year ended September 30, 2016. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment will be effective for the Company in the fiscal year beginning October 1, 2017. The Company is currently evaluating the potential impact that ASU 2016-09 may have on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This amendment is effective for the Company in the fiscal year beginning October 1, 2019. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2016 and September 30, 2016 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$83,011	$—	$—	$83,011
Cash equivalents	17,263	—	—	17,263
Corporate bonds	—	91,199	—	91,199
Commercial paper	—	29,550	—	29,550
U.S. Agency bonds	—	20,017	—	20,017
	$100,274	$140,766	$—	$241,040
Liabilities:
Warrant liability	$—	$—	$1,262	$1,262
Series 1 nonconvertible preferred stock	—	—	161	161
	$—	$—	$1,423	$1,423

	Fair Value Measurements at September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$69,608	$—	$—	$69,608
Cash equivalents	15,295	—	—	15,295
Corporate bonds	—	76,073	—	76,073
Commercial paper	—	49,900	—	49,900
U.S. Agency bonds	—	30,045	—	30,045
	$84,903	$156,018	$—	$240,921
Liabilities:
Warrant liability	$—	$—	$1,251	$1,251
Series 1 nonconvertible preferred stock	—	—	159	159
	$—	$—	$1,410	$1,410

Cash equivalents at December 31, 2016 and September 30, 2016 consist primarily of money market funds.

During the three months ended December 31, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2016 and September 30, 2016, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants are financial instruments that may require a transfer of assets because of the liquidation features and are therefore recorded as liabilities and measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average)
		December 31,	September 30,
	Unobservable Input	2016	2016
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0%-60%	0%-60%
	Periods in which payout is expected to occur	2017-2018	2017-2018
	Discount rate	4.75%	4.50%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2016	$1,251	$159
Increase in fair value	11	2
Balance, December 31, 2016	$1,262	$161

4.	Marketable Securities

As of December 31, 2016 and September 30, 2016, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$91,259	$21	$(81)	$91,199
U.S. Treasury notes	83,080	7	(76)	83,011
Commercial paper	29,550	—	—	29,550
U.S. Agency bonds	20,025	3	(11)	20,017
	$223,914	$31	$(168)	$223,777

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$76,077	$27	$(31)	$76,073
U.S. Treasury notes	69,579	38	(9)	69,608
Commercial paper	49,900	—	—	49,900
U.S. Agency bonds	30,040	15	(10)	30,045
	$225,596	$80	$(50)	$225,626

As of December 31, 2016, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Treasury notes and corporate bonds, which have maturities within three years and an aggregate fair value of $35,037.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016	2016
Accrued expenses:
Accrued preclinical and clinical expenses	$1,487	$899
Accrued vendor manufacturing	1,204	441
Accrued payroll and related expenses	960	2,384
Accrued professional fees	350	393
Capital lease obligation	75	73
Accrued fixed assets	—	2
Accrued other	403	320
	$4,479	$4,512

Other long-term liabilities:
Uncertain tax positions	$1,065	$745
Accrued rent expense	701	696
Capital lease obligation	440	458
Asset retirement obligation	151	143
	$2,357	$2,042

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir (ABT-493), under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling $407,000 through December 31, 2016. As of December 31, 2016, the Company is eligible to receive additional milestone payments of up to $80,000 upon AbbVie’s achievement of commercialization regulatory approval milestones in the U.S. and other major world markets for its glecaprevir/pibrentasvir (“G/P”) combination regimen for HCV. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. The Company is also receiving annually tiered royalties per Company protease product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on AbbVie’s calendar year net sales of its HCV regimens that are allocated to the collaboration’s protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

During the three months ended December 31, 2015, the Company earned and recognized milestone revenue of $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan in November 2015.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 1,999,989 shares of Series 1 nonconvertible preferred stock, which expire on October 4, 2017. As these warrants and underlying Series 1 preferred stock are financial instruments that may require the Company to transfer assets, these instruments are classified as liabilities. The Company is required to remeasure the fair value of these instruments at each reporting date, with any adjustments recorded within other income (expense), net, in the consolidated statements of operations.

8.	Stock-Based Awards

The Company has granted stock-based awards, including stock options and restricted stock units, under its existing 2012 Equity Incentive Plan (the “2012 Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity for the year to date period ending December 31, 2016:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	1,895,456	$28.75	7.6	$7,369
Granted	484,519	29.84
Exercised	(4,357)	11.27
Forfeited	(2,029)	35.00
Outstanding as of December 31, 2016	2,373,589	$29.00	7.9	$15,330
Options vested and expected to vest as of December 31, 2016	2,241,827	$29.72	7.9	$13,085
Options exercisable as of December 31, 2016	1,044,096	$26.25	6.8	$9,765

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity for the year to date period ending December 31, 2016:

	Performance Share Units	Weighted Average Grant Date Fair Value	Relative Total Stockholder Return Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	48,525	$33.70	48,525	$31.74
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Cancelled	—	$—	—	$—
Unvested at December 31, 2016	48,525	$33.70	48,525	$31.74

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vest. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	—	$—
Granted	112,460	$30.00
Vested	—	$—
Cancelled	—	$—
Unvested at December 31, 2016	112,460	$30.00

Stock-Based Compensation Expense

During the three months ended December 31, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2016	2015
Research and development	$964	$714
General and administrative	2,303	1,278
	$3,267	$1,992

	Three Months ended
	December 31,
	2016	2015
Stock options	$2,346	$1,917
Performance stock units	624	—
rTSRUs	203	75
Restricted stock units	94	—
	$3,267	$1,992

During the three months ended December 31, 2016, the Company recognized stock-based compensation expense for PSUs upon achievement of performance-based targets that occurred during the quarter.

As of December 31, 2016, the Company had an aggregate of $31,192 unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for three months ended December 31, 2016 and 2015 (shares in thousands):

	Three Months Ended
	December 31,
	2016	2015
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(4,980)	$26,189
Denominator:
Weighted average common shares outstanding—basic	19,038	18,776
Net income (loss) per share common share—basic	$(0.26)	$1.39
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(4,980)	$26,189
Denominator:
Weighted average common shares outstanding—basic	19,038	18,776
Dilutive effect of common stock equivalents	—	493
Weighted average common shares outstanding— diluted	19,038	19,269
Net income (loss) per share common share—diluted	$(0.26)	$1.36
Anti-dilutive common stock equivalents excluded from above	2,575	1,119

The impact of certain common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended December 31, 2016 because the Company was in a net loss position for the period and the impact of such common stock equivalents would have been anti-dilutive.

As of December 31, 2016 the Company also excluded 164,608 of unvested stock awards from the calculation of diluted net income (loss) per common share as these awards contain performance or market conditions that would not have been achieved as of December 31, 2016 had the measurement period been as of that date.

10.	Income Taxes

For the three months ended December 31, 2016 and 2015, the Company recorded an income tax (expense) benefit of $1,542 and ($9,734), respectively. The income tax (expense) benefit for the three months ended December 31, 2016 and 2015 was attributable to the Company’s domestic operations. During the three months ended December 31, 2016, the Company’s annual effective tax rate of 23.6% differs from the statutory rate of 35.0% due to federal research and development tax credits which reduce taxes payable and are reflected in the Company’s annual effective tax rate. For the three months ended December 31, 2015, the Company’s effective tax rate of 27.1% differs from the statutory rate of 35.0% primarily due to the effect of federal research and development tax credits.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present. Earlier years may be examined to the extent that tax credits or net operating loss carryforwards are used in future periods.

The Company had an unrecognized tax benefit of $1,065 and $745 as of December 31, 2016 and September 30, 2016, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $506 for both the three months ended December 31, 2016 and 2015.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of December 31, 2016 and September 30, 2016, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a third party, under which the Company is required to pay (1) annual maintenance fees for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license, and (2) a one-time fee of in each circumstance in which the Company provides the licensed intellectual property to one of its collaborators with the prior consent of the licensor.

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it could be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2016 included in our Annual Report on Form 10-K for that fiscal year. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a research and development-focused biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our success to date has been built on protease inhibitors we discovered for the treatment of hepatitis C virus, or HCV, which are licensed to AbbVie and included in its HCV treatment regimens. Our new research and development programs are currently focused primarily on the following disease areas:

•	non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 6 million individuals in the U.S. alone;
•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.;
•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under 1 year of age in the U.S., resulting in an estimated 75,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 240 million individuals worldwide.

Our development and licensing collaboration with AbbVie has produced one licensed product and a second product candidate for HCV is currently under regulatory review in the U.S. and E.U. The licensed product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s direct-acting-antiviral, or DAA, regimen VIEKIRA PAK® and its other 3-DAA and 2-DAA treatment regimens currently on the market for HCV. Our second HCV protease inhibitor, glecaprevir (ABT-493), has completed several Phase 3 registrational studies in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. In December 2016, AbbVie submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), for its investigational HCV regimen of glecaprevir/pibrentasvir (G/P) for the treatment of patients with any of the major genotypes (GT1-6) of chronic hepatitis C virus. The FDA granted G/P Breakthrough Therapy Designation and priority review status. In the E.U., the Marketing Authorization Application (MAA) for G/P was validated by the European Medicines Agency and the MAA was designated for accelerated assessment.  AbbVie plans to submit an NDA in Japan in the first quarter of calendar 2017.  AbbVie anticipates regulatory approvals and commercialization starting in calendar 2017.

We had $244.4 million in cash and marketable securities at December 31, 2016. In our first fiscal quarter of 2017, we earned $10.4 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We expect our existing financial resources and cash flows will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

Our Wholly Owned Programs

•

NASH and PBC: We are working on multiple compounds that selectively bind to and activate the farnesoid X receptor, or FXR. We plan to develop these compounds, referred to as FXR agonists, for use in the treatment of NASH and PBC, both of which are liver diseases with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a new class of

FXR agonist designed to take advantage of increased binding interactions with the receptor. We believe this class is significantly different from other FXR agonists in clinical development.
o

In September 2016, we initiated a Phase 1 clinical study of EDP-305, which includes healthy subjects and subjects with presumptive non-alcoholic fatty liver disease, or NAFLD, who are obese and may also have pre-diabetes or type 2 diabetes.

o

Since November 2016, we presented data at the AASLD meeting and at the NASH-Tag conference that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	EDP-305 was granted Fast Track designation by the U.S. Food and Drug Administration for the treatment of NASH patients with liver fibrosis.
o	We intend to study EDP-305 in PBC patients later in 2017 and to conduct further non-clinical studies to enable us to conduct a clinical study in NASH patients beginning in 2018.
o	In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH.
•

RSV: Our initial efforts in RSV are concentrated on non-fusion inhibitors which we believe will differentiate our compounds from fusion inhibitors currently in development for RSV because non-fusion inhibitors directly target the virus replication process and have demonstrated high barriers to resistance against the virus in vitro. To develop successful therapies for RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore we are pursuing multiple approaches and compounds that provide in vitro and in vivo evidence of synergistic potential. We have selected EDP-938, a potent non-fusion inhibitor of both RSV-A and RSV-B activity, as our first development candidate for RSV. New pre-clinical data demonstrated a rapid reduction in viral load, below the limits of detection (LOD) in animals treated with EDP-938. We plan to begin a Phase 1 clinical study in the fourth quarter of calendar 2017.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV with the goal of identifying a development candidate in 2017.

We have concluded our proof-of-concept study of EDP-494, our cyclophilin inhibitor candidate, in patients with HCV genotypes 1 or 3. Given the high SVR rates in most of the underserved HCV populations demonstrated in Phase 3 studies of treatment with G/P in our partnered HCV program, we believe that G/P has the best and most timely potential for us to participate in the treatment of those HCV patients who have failed on other treatment regimens. Therefore, we decided to stop further development of EDP-494 and to focus our efforts on our other wholly-owned programs.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Product/Candidate

Under our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie:

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other HCV treatment regimens currently marketed in the U.S., E.U., Japan and other countries around the world. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV and are available in most major markets. AbbVie’s net sales of these regimens provided us $57.7 million in royalty revenue in our 2016 fiscal year. We have also received a total of $155.0 million in milestone payments through December 31, 2016 upon the commercialization regulatory approvals of a paritaprevir-containing regimen in major markets.

•

Glecaprevir (ABT-493): Our second protease inhibitor, glecaprevir, is being developed by AbbVie with its second NS5A inhibitor, pibrentasvir (ABT-530), as AbbVie’s next treatment regimen for HCV. This combination, which is currently referred to as G/P, is a once daily, all oral, fixed-dose treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic.

o

In December 2016, AbbVie filed a New Drug Application, or NDA, with the FDA for the G/P combination, which has Breakthrough Therapy designation. In addition, in January 2017 AbbVie announced that the European Medicines Agency had validated AbbVie’s marketing authorization application, or MAA, for G/P in the European Union and is reviewing it under accelerated assessment.

o

In November 2016, AbbVie announced results from several Phase 3 studies of this investigational combination demonstrating 97.5 percent of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved SVR12 with just 8 weeks of G/P treatment.

o

AbbVie also announced results of its EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98 percent of patients (n=102/104) across all major genotypes (GT-1-6) achieved SVR12 with 12 weeks of treatment with G/P.

o

Upon commercialization regulatory approval of G/P in major markets, Enanta would be eligible for up to $80.0 million dollars in milestone payments, as well as annually tiered, double-digit, per-product royalties on 50% of the net sales of this 2-DAA combination.

The following table summarizes our product development pipeline in our virology and liver disease programs:

ENANTA Pharmaceuticals

PIPELINE

PRODUCT CANDIDATE		DISCOVERY	PRECLIN	PHASE 1	PHASE 2	PHASE 3	LAUNCH	STATUS
HCV	Protease inhibitor	paritaprevir-containing regimens						GT1 and GT4: Marketed by AbbVie
HCV	Protease inhibitor	glecaprevir-containing pan-genotypic 2-DAA combo*						U.S. NDA priority review; EU MAA accelerated assessment; AbbVie targeting 2017 launch
NASH & PBC	FXR Agonist	EDP-305						Phase 1 study in healthy subjects and subjects with presumptive NAFLD
RSV	Non-fusion Inhibitor	EDP-938						Preclinical
HBV	Core inhibitor							Preclinical
NASH	FXR Agonist Follow-on							Preclinical
NASH	Undisclosed							Discovery

*Fixed-dose combination with AbbVie's NS5A inhibitor, pibrentasvir (ABT-530), known as G/P

NOTE: "NAFLD" refers to non-alcoholic fatty liver disease; "presumptive NAFLD" means subjects who are obese and may also have pre-diabetes or type 2 diabetes.

Financial Operations Overview

Revenue

Since our inception, our revenue has been derived from two primary sources: collaboration agreements with pharmaceutical companies and one government research and development contract. We have entered into three significant collaboration agreements and contracts since 2006, the most significant of which is our continuing collaboration agreement with AbbVie. In addition, from September 2011 through August 2015, we had a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, which funded the preclinical and early clinical development of an antibiotic product candidate for potential use in biodefense.

Beginning in our fiscal year ended September 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s treatment regimens for HCV approved in the U.S. in December 2014, in the E.U. in January 2015 and in dozens of other countries since then. AbbVie received reimbursement approval for paritaprevir in Japan in the first quarter of fiscal 2016.

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
AbbVie agreement:
Royalties	$10,417	$17,869
Milestones	—	30,000
NIAID contract:	—	576
Total revenue	$10,417	$48,445

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the three months ended December 31, 2015, we earned and recognized as revenue the last milestone payment for paritaprevir, which was a $30.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. We did not earn any milestones during the same period in 2016. Our royalty revenue under the AbbVie agreement has declined year over year due to lower sales as a result of increased competition from other HCV products on the market. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments from AbbVie totaling up to $80.0 million related to the successful commercialization regulatory approvals of G/P in major markets.

We also receive annually tiered, double-digit royalties per product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. If G/P, a 2-DAA combination, is approved, we would receive royalties on 50% of its net sales. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
Research and development	$12,526	$9,033
General and administrative	4,937	3,818
Total operating expenses	$17,463	$12,851

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors and officers liability insurance premiums, and professional fees for auditing, tax and legal services and patent expenses.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit or loss reported for the year to date period.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (referred to as our 2016 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since September 30, 2016. For further information, please see the discussion of critical accounting policies included in our 2016 Form 10-K.

Results of Operations

Comparison of three months ended December 31, 2016 and 2015

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
Revenue	$10,417	$48,445
Research and development	12,526	9,033
General and administrative	4,937	3,818
Other income (expense), net:
Interest income	549	356
Interest expense	(12)	(12)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(13)	(15)
Income tax (expense) benefit	1,542	(9,734)

Revenue.

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
AbbVie agreement:
Royalties	$10,417	$17,869
Milestones	—	30,000
NIAID contract:	—	576
Total revenue	$10,417	$48,445

We recognized revenue of $10.4 million during the three months ended December 31, 2016 as compared to $48.4 million during the three months ended December 31, 2015. During the three months ended December 31, 2016, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. During the three months ended December 31, 2015, revenue consisted of a $30.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan, royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir, and $0.6 million of revenue earned under our contract with NIAID.

Research and development expenses.

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
R&D programs:
Virology	$6,524	$4,348
Liver disease	5,912	4,309
Other	90	376
Total research and development expenses	$12,526	$9,033

Research and development expenses increased $3.5 million for the three months ended December 31, 2016 as compared to the same period in 2015. The increase was primarily due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased by $1.1 million for the three months ended December 31, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in stock-based compensation expense of $1.0 million due to additional stock option grants to employees and achievement of milestones under existing performance-based restricted stock unit awards.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the three months ended December 31, 2016 as compared to the same period in 2015 was due to higher average investment balances for the period ended December 31, 2016 as compared to the same period in 2015.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the three months ended December 31, 2016 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter.

Income tax (expense) benefit. For the three months ended December 31, 2016 and 2015, we recorded an income tax (expense) benefit of $1.5 million and ($9.7) million, respectively. For the three months ended December 31, 2016, we recorded an income tax benefit due to the Company’s net loss before tax for the quarter as well as federal research and development tax credits which reduce taxes payable and are reflected in the Company’s annual effective tax rate. Our estimated annual effective tax rate of 23.6% for the three months ended December 31, 2016 differs from our statutory rate of 35.0% due to federal research and development tax credits which reduce taxes payable and are reflected in the Company’s annual effective tax rate. For the three months ended December 31, 2015, our estimated annual effective tax rate of 27.1% also differed from the statutory rate of 35.0% primarily due to the effect of federal research and development tax credits.

Liquidity and Capital Resources

At December 31, 2016, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $244.4 million.

From our inception through December 31, 2016, we have financed our operations primarily through contract payments under our collaborations, government research and development contracts and grants, and the net proceeds from our initial public offering of our equity. The following table shows a summary of our cash flows for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015
Cash provided by (used in):
Operating activities	$3,145	$29,993
Investing activities	$865	$(5,632)
Financing activities	$31	$146
Net increase in cash and cash equivalents	$4,041	$24,507

Net cash provided by operating activities

The decrease in cash provided by operating activities of $26.8 million for the three months ended December 31, 2016 as compared to the same period in 2015 is driven primarily by the absence in 2016 of the $30.0 million milestone payment we received from AbbVie in the 2015 period. In addition, we increased cash spending on research and development, which was reflected in our net income, during the three months ended December 31, 2016 compared to the same period in 2015 in order to progress clinical development and preclinical research in our proprietary programs. These decreases to our operating income were partially offset by a decrease in net tax payments (refunds received) as reflected in our income tax expense, based on lower projected income before income tax in the current year compared to the same period in 2015.

Net cash provided by (used in) investing activities

The increase in cash provided by investing activities of $6.5 million for the three months ended December 31, 2016 as compared to the same period in 2015 was driven by timing of purchases and maturities of marketable securities. These increases to cash provided by investing activities were partially offset by a $1.2 million decrease in capital asset outlay due to the expansion of our research facility which occurred and was completed in fiscal 2016.

Net cash provided by financing activities

The decrease in net cash provided by financing activities of $0.1 million for the three months ended December 31, 2016 as compared to the same period in 2015 was driven by a decrease in exercises of stock options.

Funding requirements

As of December 31, 2016, we had $244.4 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate substantial milestone payments and significant royalties, to us;
•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;
•	opportunities to in-license or otherwise acquire new therapeutic candidates and therapies;
•	the timing, receipt and amount of royalties on paritaprevir and glecaprevir, if any, and any sales of our product candidates, if any, or royalties thereon;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize independently;
•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2016 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended December 31, 2016.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $244.4 million at December 31, 2016 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Other than our capital lease obligation, we had no debt outstanding as of December 31, 2016.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or glecaprevir (ABT-493) (our second protease inhibitor, currently under regulatory review in the U.S. and the E.U.), over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the success of AbbVie’s continued efforts to commercialize its paritaprevir-containing regimens in markets worldwide, as well as the successful regulatory approval, marketing and commercialization by AbbVie of its investigational combination therapy incorporating glecaprevir. Such successes are subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to its regimens containing paritaprevir or glecaprevir. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or potentially glecaprevir in combination therapies. For example, AbbVie:

•

may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for combination therapies incorporating one of our protease inhibitors in the various markets of the world where these therapies are being introduced and sold by AbbVie;

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for NASH, PBC, HBV and RSV, as well as other liver diseases and viral infections, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we or our collaborators.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, PBC, HBV, RSV and other viral infections or liver diseases that we may target in the future.

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

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to face intense and increasing competition as new products continue to enter the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir) and Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Bristol-Myers Squibb’s Daclinza™ (daclatasvir) and daclatasvir in combination with asunaprevir, Johnson & Johnson’s Olysio™ (simeprevir), and Merck’s Zepatier™ (a fixed-dose combination of grazoprevir and elbasvir). Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV in the next one to three years. These other potential new treatment regimens may render AbbVie’s approved treatment regimens or its next combination regimen currently under regulatory review in the U.S. and the E.U., each of which contains one of our HCV protease inhibitors, noncompetitive or less competitive. In addition, AbbVie’s regimens may not be able to compete successfully with earlier stage products and regimens still under active development that involve multiple classes of inhibitors of HCV, including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, and others mechanisms. These potential regimens are under development by companies such as Co-Crystal Pharma, Microbio Co., Regulus, Roche, Taigen and Trek.

Competitive products in the form of other treatment methods or a vaccine for HCV may render our product candidates licensed to AbbVie, obsolete or noncompetitive. Even if successfully developed and subsequently approved by the FDA, AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, the timing and scope of the regulatory approvals, reimbursement coverage, price, patent position, the availability and cost of supply, marketing and sales capabilities, and other factors. If the product candidates developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product candidates is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If we and our collaborator are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit and Tobira (Allergan). In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva™) for the treatment of primary biliary cholangitis (PBC). In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Cempra, Conatus, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Medicinova, Novartis, NGM Novo Nordisk, Oceta, and Shire. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Boehringer Ingelheim, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, Islet and Viking, and there are additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Gilead, Ionis, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Atlimmune, Arbutus, Assembly, Enyo, Johnson & Johnson, Transgene, Ionis, Spring Bank and Replicor.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings.  Aviragen (formerly Biota), Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody.  Earlier stage, small molecule programs have also been reported by Ark Biosciences, Medivir, Pulmocide, and ReViral.  A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children affected by RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment.  In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

AbbVie has been and will continue to be responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor product candidates. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent NASH, PBC, HBV and RSV programs, we will need to successfully:

•	execute clinical development of our product candidates and demonstrate acceptable safety and efficacy for them alone or in combination with other drugs or drug candidates;
•	obtain required regulatory approvals for the development and commercialization of our product candidates;
•	develop and maintain any future collaborations we may enter into for any of these programs;
•	obtain and maintain patent protection for our product candidates and freedom from infringement of intellectual property of others;
•	establish acceptable commercial manufacturing arrangements with third-party manufacturers;

•	build and maintain robust sales, distribution and marketing capabilities, either independently or in collaboration with future collaborators;
•	gain market acceptance for our product candidates among physicians, payers and patients; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our product candidates and expand our business or continue our operations.

If we are not successful in discovering further product candidates in addition to paritaprevir, glecaprevir and EDP-305, our ability to expand our business and achieve our strategic objectives will be impaired.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie. Future milestone payments and the level of royalties under the AbbVie agreement are uncertain. We have had no products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future, and our ability to achieve sustained profitability is unproven.

In each of our 2016, 2015 and 2014 fiscal years our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on paritaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, and in some cases, not yet approved, therapies for HCV, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. Future milestone payments are uncertain because AbbVie may not achieve regulatory approvals of G/P or may choose not to continue its commercialization activities for that combination. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, under our AbbVie collaboration we may not achieve the specified milestones for glecaprevir, that product candidate may not be approved by the FDA or other regulatory authorities or, if glecaprevir is approved, the combination containing it may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may never generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or glecaprevir included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir is curtailed or if any regulatory approval or commercialization of glecaprevir is delayed, terminated or is not successful. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which have been clinically developed by AbbVie, has yet to advance beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any collaborator’s clinical development plans and jeopardize our or any collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for AbbVie’s combination regimen containing glecaprevir. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are subject to confounding factors, the FDA or the EMA, or both, may refuse to approve AbbVie’s G/P combination regimen. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie anticipates that the NDA for G/P could be approved by the FDA or the EMA in 2017.

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

EDP-305 or any other product candidate emerging from our current NASH, HBV and RSV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

The results of preclinical studies and early clinical trials of our product candidates, whether glecaprevir, EDP-305 or any of our product candidates, may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

We, or in the case of glecaprevir, AbbVie, may delay or terminate the development of a product candidate at any time if we, or in the case of glecaprevir, AbbVie, believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

Even though the results of preclinical studies and clinical trials that we or AbbVie have conducted or may conduct in the future may support further development of one or more of our product candidates, we, or in the case of glecaprevir, AbbVie, may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie has the right to make decisions regarding the development and commercialization of paritaprevir and glecaprevir without consulting us, and may make decisions with which we do not agree.

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

Risks Related to Commercialization of Our Product Candidates

Even if AbbVie successfully commercializes glecaprevir in its investigational HCV treatment regimen, or even if we are able to commercialize any other treatment regimen containing one of our product candidates, the resulting products, as well as AbbVie’s existing products containing paritaprevir, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will continue to have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump has suggested that he plans to seek repeal of all or portions of the ACA, and he has indicated that he wants Congress to replace the ACA with new legislation. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us or AbbVie. AbbVie or our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments only for those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or AbbVie may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

Paritaprevir, glecaprevir, as well as EDP-305, or any other product candidate that we may develop in the future that obtains regulatory approval, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, the standard of care in HCV is likely to continue to evolve rapidly as many new product candidates are being developed and tested. The degree of market acceptance of any product for which we or any collaborator of ours receives approval for commercial sale depends on a number of factors, including:

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

Our named executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the December 31, 2016 closing price of our common stock of $33.50 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $9.3 million as of December 31, 2016. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we had 19,040,267 outstanding shares of common stock. In addition, at that date 2,373,589 and 209,510 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 9, 2017

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X