Form 10-Q
period 2017-03-31
ENANTA PHARMACEUTICALS INC
filed 2017-05-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 19,083,511 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$19,211	$16,577
Short-term marketable securities	156,362	193,507
Accounts receivable	8,959	12,841
Prepaid expenses and other current assets	6,059	9,231
Total current assets	190,591	232,156
Property and equipment, net	8,526	8,004
Long-term marketable securities	65,330	32,119
Deferred tax assets	13,903	8,390
Restricted cash	608	608
Total assets	$278,958	$281,277
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,056	$3,377
Accrued expenses and other current liabilities	5,098	4,512
Total current liabilities	9,154	7,889
Warrant liability	1,276	1,251
Series 1 nonconvertible preferred stock	162	159
Other long-term liabilities	2,355	2,042
Total liabilities	12,947	11,341
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,054 and 19,036 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	191	190
Additional paid-in capital	248,654	242,081
Accumulated other comprehensive income (loss)	(108)	19
Retained earnings	17,274	27,646
Total stockholders' equity	266,011	269,936
Total liabilities and stockholders' equity	$278,958	$281,277

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue
Royalties	$8,959	$13,004	$19,376	$30,873
Milestones	—	—	—	30,000
Other	—	—	—	576
Total revenue	8,959	13,004	19,376	61,449

Operating expenses:
Research and development	13,004	9,143	25,530	18,176
General and administrative	5,461	4,426	10,398	8,244
Total operating expenses	18,465	13,569	35,928	26,420
Income (loss) from operations	(9,506)	(565)	(16,552)	35,029
Other income (expense):
Interest income	572	408	1,121	764
Interest expense	(8)	(11)	(20)	(23)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(15)	75	(28)	60
Total other income (expense), net	549	472	1,073	801
Income (loss) before income taxes	(8,957)	(93)	(15,479)	35,830
Income tax (expense) benefit	3,565	(1,552)	5,107	(11,286)
Net income (loss)	$(5,392)	$(1,645)	$(10,372)	$24,544

Net income (loss) per share:
Basic	$(0.28)	$(0.09)	$(0.54)	$1.30
Diluted	$(0.28)	$(0.09)	$(0.54)	$1.28

Weighted average shares outstanding:
Basic	19,047	18,921	19,042	18,848
Diluted	19,047	18,921	19,042	19,225

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$(5,392)	$(1,645)	$(10,372)	$24,544
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($13), $0, ($76), $135	(23)	390	(127)	168
Total other comprehensive income (loss)	(23)	390	(127)	168
Comprehensive income (loss)	$(5,415)	$(1,255)	$(10,499)	$24,712

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(10,372)	$24,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	6,759	4,374
Depreciation and amortization expense	1,021	772
Deferred income taxes	(5,437)	(719)
Income tax benefit from exercise of stock options	—	(48)
Premium on marketable securities	(857)	(166)
Amortization of premium on marketable securities	406	1,010
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	28	(60)
Change in operating assets and liabilities:
Accounts receivable	3,882	2,285
Unbilled receivables	—	433
Prepaid expenses and other current assets	3,114	609
Accounts payable	688	1,160
Accrued expenses	562	(330)
Income taxes payable	—	6,048
Other long-term liabilities	349	135
Net cash provided by operating activities	143	40,047
Cash flows from investing activities
Purchase of property and equipment	(1,531)	(3,710)
Purchase of marketable securities	(151,273)	(84,561)
Sale of marketable securities	5,020	—
Maturities of marketable securities	150,455	82,182
Net cash provided by (used in) investing activities	2,671	(6,089)
Cash flows from financing activities
Proceeds from exercise of stock options	58	661
Payments of capital lease obligations	(36)	(33)
Payments of withholding tax for share-based awards	(202)	—
Income tax benefit from exercise of stock options	—	48
Net cash provided by (used in) financing activities	(180)	676
Net increase in cash and cash equivalents	2,634	34,634
Cash and cash equivalents at beginning of period	16,577	21,726
Cash and cash equivalents at end of period	$19,211	$56,360
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,022	$5,711

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2017 and for the six months ended March 31, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2017 and results of operations for the three and six months ended March 31, 2017 and 2016 and cash flows for the six months ended March 31, 2017 and 2016, have been made. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2017.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This amendment will be effective for the Company for fiscal year ended September 30, 2017. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which requires companies to amend the amortization period for premiums on debt securities with explicit call features to be the earliest call date rather than through the contractual life of the debt instrument. This amendment aims to more closely align the recognition of interest income with the manner in which market participants price such instruments. This amendment is effective for the Company in the fiscal year beginning October 1, 2019, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2017-08 may have on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This amendment is effective for the Company in the fiscal year beginning October 1, 2020. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2017 and September 30, 2016 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$82,433	$—	$—	$82,433
Cash equivalents	12,877	—	—	12,877
Corporate bonds	—	112,503	—	112,503
Commercial paper	—	17,756	—	17,756
U.S. Agency bonds	—	9,000	—	9,000
	$95,310	$139,259	$—	$234,569
Liabilities:
Warrant liability	$—	$—	$1,276	$1,276
Series 1 nonconvertible preferred stock	—	—	162	162
	$—	$—	$1,438	$1,438

	Fair Value Measurements at September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$69,608	$—	$—	$69,608
Cash equivalents	15,295	—	—	15,295
Corporate bonds	—	76,073	—	76,073
Commercial paper	—	49,900	—	49,900
U.S. Agency bonds	—	30,045	—	30,045
	$84,903	$156,018	$—	$240,921
Liabilities:
Warrant liability	$—	$—	$1,251	$1,251
Series 1 nonconvertible preferred stock	—	—	159	159
	$—	$—	$1,410	$1,410

Cash equivalents at March 31, 2017 and September 30, 2016 consist primarily of money market funds.

During the six months ended March 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2017 and September 30, 2016, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants are financial instruments that may require a transfer of assets because of the liquidation features and are therefore recorded as liabilities and measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average)
		March 31,	September 30,
	Unobservable Input	2017	2016
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0%-60%	0%-60%
	Periods in which payout is expected to occur	2017-2018	2017-2018
	Discount rate	5.00%	4.50%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2016	$1,251	$159
Increase in fair value	25	3
Balance, March 31, 2017	$1,276	$162

4.	Marketable Securities

As of March 31, 2017 and September 30, 2016, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$112,572	$34	$(103)	$112,503
U.S. Treasury notes	82,523	8	(98)	82,433
Commercial paper	17,756	—	—	17,756
U.S. Agency bonds	9,014	—	(14)	9,000
	$221,865	$42	$(215)	$221,692

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$76,077	$27	$(31)	$76,073
U.S. Treasury notes	69,579	38	(9)	69,608
Commercial paper	49,900	—	—	49,900
U.S. Agency bonds	30,040	15	(10)	30,045
	$225,596	$80	$(50)	$225,626

As of March 31, 2017, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Treasury notes and corporate bonds, which have maturities within three years and an aggregate fair value of $65,330.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
Accrued expenses:
Accrued preclinical and clinical expenses	$2,516	$899
Accrued payroll and related expenses	1,181	2,384
Accrued professional fees	463	393
Accrued vendor manufacturing	312	441
Capital lease obligation	75	73
Accrued fixed assets	47	2
Accrued other	504	320
	$5,098	$4,512

Other long-term liabilities:
Uncertain tax positions	$1,066	$745
Accrued rent expense	706	696
Capital lease obligation	421	458
Asset retirement obligation	162	143
	$2,355	$2,042

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir (ABT-493), under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $418,000 through March 31, 2017. As of March 31, 2017, the Company is eligible to receive additional milestone payments of up to a total of $80,000 upon AbbVie’s achievement of commercialization regulatory approval milestones in the U.S. and other major world markets for its glecaprevir/pibrentasvir (“G/P”) combination regimen for HCV, which is currently under regulatory review in those jurisdictions. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. The Company is also receiving annually tiered royalties per Company protease product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on AbbVie’s calendar year net sales of its HCV regimens that are allocated to the collaboration’s protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product by product basis.

During the six months ended March 31, 2016, the Company earned and recognized milestone revenue of $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan in November 2015.

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

The following table summarizes stock option activity, including performance-based options, for the year to date period ending March 31, 2017:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	1,895,456	$28.75	7.6	$7,369
Granted	541,619	29.97
Exercised	(5,857)	9.82
Forfeited	(105,596)	18.35
Outstanding as of March 31, 2017	2,325,622	$29.55	7.6	$9,469
Options vested and expected to vest as of March 31, 2017	2,307,633	$29.54	7.0	$9,446
Options exercisable as of March 31, 2017	1,160,475	$26.96	6.5	$8,015

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity for the year to date period ending March 31, 2017:

	Performance Share Units	Weighted Average Grant Date Fair Value	Relative Total Stockholder Return Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	48,525	$33.70	48,525	$31.74
Granted	44,500	$35.89	44,500	$46.11
Vested	(18,820)	$35.47	—	$—
Cancelled	(4,705)	$35.47	(23,525)	$25.44
Unvested at March 31, 2017	69,500	$34.51	69,500	$43.07

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	—	$—
Granted	112,460	$30.00
Vested	—	$—
Cancelled	(1,918)	$30.00
Unvested at March 31, 2017	110,542	$30.00

Stock-Based Compensation Expense

During the six months ended March 31, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months ended		Six Months ended
	March 31,		March 31,
	2017	2016	2017	2016
Research and development	$1,044	$588	$2,008	$1,302
General and administrative	2,448	1,794	4,751	3,072
	$3,492	$2,382	$6,759	$4,374

	Three Months ended		Six Months ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock options	$2,907	$2,168	$5,253	$4,085
Performance stock units	43	—	667	—
rTSRUs	344	214	547	289
Restricted stock units	198	—	292	—
	$3,492	$2,382	$6,759	$4,374

During the six months ended March 31, 2017, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance- based targets that occurred during the year to date period.

As of March 31, 2017, the Company had an aggregate of $29,718 unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for six months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(5,392)	$(1,645)	$(10,372)	$24,544
Denominator:
Weighted average common shares outstanding—basic	19,047	18,921	19,042	18,848
Net income (loss) per share common share—basic	$(0.28)	$(0.09)	$(0.54)	$1.30
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(5,392)	$(1,645)	$(10,372)	$24,544
Denominator:
Weighted average common shares outstanding—basic	19,047	18,921	19,042	18,848
Dilutive effect of common stock equivalents	—	—	—	377
Weighted average common shares outstanding— diluted	19,047	18,921	19,042	19,225
Net income (loss) per share common share—diluted	$(0.28)	$(0.09)	$(0.54)	$1.28
Anti-dilutive common stock equivalents excluded from above	2,529	1,664	2,552	1,185

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company was in a net loss position since the impact of such common stock equivalents would have been anti-dilutive.

As of March 31, 2017, the Company also excluded 139,000 of unvested stock awards from the calculation of diluted net income (loss) per common share as these awards contain performance or market conditions that would not have been achieved as of March 31, 2017 had the measurement period been as of that date.

10.	Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax (expense) benefit of $3,565 and ($1,552), respectively. The income tax (expense) benefit for the three months ended March 31, 2017 and 2016 was primarily attributable to the Company’s domestic operations. During the three months ended March 31, 2017, the Company increased its estimate of its annual effective tax rate for fiscal 2017, resulting in an income tax benefit due to the Company’s pre-tax loss for the quarter. During the three months ended March 31, 2016, the Company increased its estimate of its annual effective tax rate for fiscal 2016, which resulted in an income tax provision despite a pre-tax loss for the quarter.

For the six months ended March 31, 2017 and 2016, the Company recorded an income tax (expense) benefit of $5,107 and $(11,286) respectively, representing an effective tax rate of 33.0% and 31.5%, respectively. For the six months ended March 31, 2017, the Company’s effective tax rate differs from the statutory rate of 35.0% primarily due to federal research and development tax credits which reduced the Company’s annual effective tax rate slightly below the statutory rate. For the six months ended March 31, 2016, the Company’s effective tax rate differs from the statutory rate of 35.0% primarily due to reinstatement of the federal research and development tax credits which are included in the Company’s annual effective tax rate.

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

The Company had an unrecognized tax benefit of $1,066 and $745 as of March 31, 2017 and September 30, 2016, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,013 for both the six months ended March 31, 2017 and 2016.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of March 31, 2017 and September 30, 2016, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2017.

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

Our development and licensing collaboration with AbbVie has produced one licensed product and a second product candidate for HCV is currently under regulatory review in the U.S., E.U. and Japan. The licensed product, paritaprevir, a protease inhibitor designed for use against HCV, is a key compound in AbbVie’s direct-acting-antiviral, or DAA, regimen VIEKIRA PAK® and its other 3-DAA and 2-DAA treatment regimens currently on the market for HCV. Our second HCV protease inhibitor, glecaprevir (ABT-493), has completed several Phase 3 registrational studies with pibrentasvir, AbbVie’s second NS5A inhibitor, in a combination known as G/P. In December 2016, AbbVie submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), for the investigational HCV regimen, G/P, for the treatment of patients with any of the major genotypes (GT1-6) of chronic HCV, which is now under priority review with the FDA. In the E.U., the Marketing Authorization Application (MAA) for G/P was validated by the European Medicines Agency and was designated for accelerated assessment. In February 2017, AbbVie submitted an NDA for the G/P regimen in Japan which was granted priority review by the Japanese Ministry of Health, Labour and Welfare (MHLW) in March 2017. AbbVie anticipates regulatory approvals and commercialization of G/P beginning in calendar 2017.

We had $240.9 million in cash and marketable securities at March 31, 2017. In our second fiscal quarter of 2017, we earned $9.0 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We expect our existing financial resources and cash flows will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

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

o

Since November 2016, we presented data at the annual meeting of the American Association of the Study of Liver Diseases (AASLD), the NASH-Tag conference and the International Liver Congress (ILC) that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	EDP-305 was granted Fast Track designation by the U.S. Food and Drug Administration for the treatment of NASH patients with liver fibrosis.
o

We intend to study EDP-305 in PBC patients in the fourth quarter of calendar 2017 and to conduct further clinical studies of EDP-305 to enable us to conduct a clinical study with it in NASH patients beginning in 2018.

o	In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH.
•

RSV: Our initial efforts in RSV are concentrated on non-fusion inhibitors which we believe will differentiate our compounds from fusion inhibitors currently in development for RSV because non-fusion inhibitors directly target the virus replication process and have demonstrated high barriers to resistance against the virus in vitro. To develop successful therapies for RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore we are pursuing multiple approaches and compounds that provide in vitro and in vivo evidence of synergistic potential. We have selected EDP-938, a potent non-fusion inhibitor of both RSV-A and RSV-B activity, as our first development candidate for RSV. New pre-clinical data demonstrated a rapid reduction in viral load, below the limits of detection (LOD), in animals treated with EDP-938. We plan to begin a Phase 1 clinical study of EDP-938 in the fourth quarter of calendar 2017.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV with the goal of identifying a development candidate in 2017. In addition, we are conducting preclinical experiments with other mechanisms that target HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Product/Candidate

Under our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie:

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in VIEKIRA PAK® and AbbVie’s other HCV treatment regimens currently marketed in the U.S., E.U., Japan and other countries around the world. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV and are available in most major markets. AbbVie’s net sales of these regimens provided us $57.7 million in royalty revenue in our 2016 fiscal year. We have also received a total of $155.0 million in milestone payments through March 31, 2017 upon the commercialization regulatory approvals of a paritaprevir-containing regimen in major markets.

•

Glecaprevir (ABT-493): Our second protease inhibitor, glecaprevir, is being developed by AbbVie with its second NS5A inhibitor, pibrentasvir (ABT-530), as AbbVie’s next treatment regimen for HCV. This combination, currently referred to as G/P, is an investigational once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic.

o

In November 2016, results from several Phase 3 studies of this investigational combination demonstrating 97.5 percent of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved SVR12 with just 8 weeks of G/P treatment.

o

Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98 percent of patients (n=102/104) across all major genotypes (GT-1-6) achieved SVR12 with 12 weeks of treatment with G/P.

o

Data from AbbVie’s ENDURANCE-3 study were also presented at the ILC, demonstrating that 95 percent of patients with challenging-to-treat, genotype 3 (GT3) chronic HCV infection, without cirrhosis and who were new to treatment achieved SVR12 with 8 weeks of treatment with G/P.

o

In April 2017, data from AbbVie’s EXPEDITION-1 study were presented at the International Liver Congress, or ILC, demonstrating that 99 percent of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved sustained virologic response at 12 weeks post-treatment (SVR12) following 12 weeks of G/P treatment without ribavirin.

o

Upon commercialization regulatory approval of G/P in major markets, Enanta would be eligible for up to a total of $80.0 million dollars in milestone payments, as well as annually tiered, double-digit, per-product royalties on 50% of the net sales of this 2-DAA combination.

The following table summarizes our product development pipeline in our virology and liver disease programs:

ENANTA Pharmaceuticals **PIPELINE**

PRODUCT CANDIDATE		DISCOVERY	PRECLIN	PHASE 1	PHASE 2	PHASE 3	LAUNCH	STATUS
HCV	Protease inhibitor	paritaprevir-containing regimens						GT1 and GT4: Marketed by AbbVie
HCV	Protease inhibitor	glecaprevir-containing pan-genotypic 2-DAA combo*						U.S./Japan NDA priority review; EU MAA accelerated assessment; AbbVie targeting 2017 launch
NASH & PBC	FXR Agonist	EDP-305						Phase 1 study in healthy subjects and subjects with presumptive NAFLD
RSV	Non-fusion inhibitor	EDP-938						Preclinical
HBV	Core inhibitor							Preclinical
NASH	FXR Agonist follow-on							Preclinical
NASH	Undisclosed							Discovery

*Fixed-dose combination, known as G/P, contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir (ABT-530)

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

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$8,959	$13,004	$19,376	$30,873
Milestones	—	—	—	30,000
NIAID contract:	—	—	—	576
Total revenue	$8,959	$13,004	$19,376	$61,449

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the six months ended March 31, 2016, we earned and recognized as revenue the last milestone payment for paritaprevir, which was a $30.0 milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. We did not earn any milestones during the same period in 2017. Under the terms of the AbbVie agreement, we are eligible to receive additional future milestone payments from AbbVie totaling up to a total of $80.0 million related to the successful commercialization regulatory approvals of G/P in major markets.

We also receive annually tiered, double-digit royalties per product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Our royalty revenue under the AbbVie agreement has declined year over year due to lower sales of paritaprevir-containing regimens as a result of increased competition from other HCV products on the market. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. If G/P, a 2-DAA combination, is approved, we would receive annually tiered, double digit, per product royalties on 50% of its net sales. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product by product basis.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
Research and development	$13,004	$9,143	$25,530	$18,176
General and administrative	5,461	4,426	10,398	8,244
Total operating expenses	$18,465	$13,569	$35,928	$26,420

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our NASH, PBC, RSV and HBV programs.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue	$8,959	$13,004
Research and development	13,004	9,143
General and administrative	5,461	4,426
Other income (expense), net:
Interest income	572	408
Interest expense	(8)	(11)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(15)	75
Income tax (expense) benefit	3,565	(1,552)

Revenue.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$8,959	$13,004
Milestones	—	—
NIAID contract:	—	—
Total revenue	$8,959	$13,004

We recognized revenue of $9.0 million during the three months ended March 31, 2017 as compared to $13.0 million during the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir.

Research and development expenses.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
R&D programs:
Liver disease	$8,200	$4,255
Virology	4,722	4,668
Other	82	220
Total research and development expenses	$13,004	$9,143

Research and development expenses increased $3.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our liver disease program and, to a lesser extent, our virology program. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased by $1.0 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense of $0.7 million due to additional stock option grants to employees.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the three months ended March 31, 2017 as compared to the same period in 2016 was due to higher average investment balances and changes in interest rates for the period ended March 31, 2017 as compared to the same period in 2016.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the three months ended March 31, 2017 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter. The income recorded during the three months ended March 31, 2016, was due to a decrease in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax (expense) benefit. For the three months ended March 31, 2017 and 2016, we recorded an income tax (expense) benefit of $3.6 million and ($1.6) million, respectively. For the three months ended March 31, 2017, we increased our estimated annual effective tax rate for fiscal 2017, resulting in an income tax benefit due to the Company’s pre-tax loss for the quarter. For the three months ended March 31, 2016, we increased our estimated annual effective tax rate for fiscal 2016, which resulted in an income tax provision despite our pre-tax loss for the quarter.

Comparison of Six Months Ended March 31, 2017 and 2016

	Six Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue	$19,376	$61,449
Research and development	25,530	18,176
General and administrative	10,398	8,244
Other income (expense), net:
Interest income	1,121	764
Interest expense	(20)	(23)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(28)	60
Income tax (expense) benefit	5,107	(11,286)

Revenue.

	Six Months Ended
	March 31,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$19,376	$30,873
Milestones	—	30,000
NIAID contract:	—	576
Total revenue	$19,376	$61,449

We recognized revenue of $19.4 million during the six months ended March 31, 2017 as compared to $61.4 million during the six months ended March 31, 2016. During the six months ended March 31, 2017, revenue consisted exclusively of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. During the six months ended March 31, 2016, revenue consisted of a $30.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan, royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir of $30.9 million, and $0.6 million of revenue earned under our contract with NIAID.

Research and development expenses.

	Six Months Ended
	March 31,
	2017	2016
	(in thousands)
R&D programs:
Liver disease	$14,112	$8,564
Virology	11,246	9,016
Other	172	596
Total research and development expenses	$25,530	$18,176

Research and development expenses increased $7.4 million for the six months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased $2.2 million for the six months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense of $1.7 million due to additional stock option awards to employees and achievement of milestones under existing performance-based awards.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the six months ended March 31, 2017 as compared to the same period in 2016 was due to higher average investment balances and changes in interest rates for the period ended March 31, 2017 as compared to the same period in 2016.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the six months ended March 31, 2017 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter. The income recorded during the six months ended March 31, 2016, was due to a decrease in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax (expense) benefit. For the six months ended March 31, 2017 and 2016, we recorded an income tax (expense) benefit of $5.1 million and $(11.3) million, respectively. Our estimated annual effective tax rate of 33.0%, used for the six months ended March 31, 2017 differs from our statutory rate of 35.0% due to federal research and development tax credits which reduced taxes payable slightly below our statutory rate. For the six months ended March 31, 2016, our estimated annual effective tax rate of 31.5% differed from the statutory rate of 35.0% primarily due to reinstatement of the federal research and development tax credits which are included in our annual effective tax rate.

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $240.9 million.

From our inception through March 31, 2017, we have financed our operations primarily through contract payments under our collaborations, government research and development contracts, and the net proceeds from our initial public offering of our equity. The following table shows a summary of our cash flows for the six months ended March 31, 2017 and 2016:

	Six Months Ended
	March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$143	$40,047
Investing activities	$2,671	$(6,089)
Financing activities	$(180)	$676
Net increase in cash and cash equivalents	$2,634	$34,634

Net cash provided by operating activities

The decrease in cash provided by operating activities of $39.9 million for the six months ended March 31, 2017 as compared to the same period in 2016 is driven primarily by the absence in 2017 of the $30.0 million milestone payment we received from AbbVie in the 2016 period. In addition, we increased cash spending on research and development, which was reflected in our net loss, during the six months ended March 31, 2017 compared to the same period in 2016 in order to progress clinical development and preclinical research in our proprietary programs. These decreases to our operating income were partially offset by a decrease in net tax payments (refunds received) as reflected in our income tax expense, based on lower projected income before income tax in the current year compared to the same period in 2016.

Net cash provided by (used in) investing activities

The increase in cash provided by investing activities of $8.8 million for the six months ended March 31, 2017 as compared to the same period in 2016 was driven by sales of marketable securities in the 2017 period as well as a decrease of $2.2 million in capital asset outlay due to the expansion of our research facility which was completed in fiscal 2016.

Net cash provided by (used in) financing activities

The decrease in net cash provided by financing activities of $0.9 million for the six months ended March 31, 2017 as compared to the same period in 2016 was driven by a decrease in exercises of stock options and payments in 2017 of tax withholding for the vesting of restricted stock units.

Funding requirements

As of March 31, 2017, we had $240.9 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2016 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended March 31, 2017.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $240.9 million at March 31, 2017 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of March 31, 2017.

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

PART II —OTHER INFORMATION

ITEM 1A.RISK FACTORS

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or glecaprevir (ABT-493) (our second protease inhibitor, currently under regulatory review in the U.S., E.U. and Japan), over which AbbVie has complete control. Our ability to generate significant revenue in the near term will depend primarily on the success of AbbVie’s continued efforts to commercialize its paritaprevir-containing regimens in markets worldwide, as well as the successful regulatory approval, marketing and commercialization by AbbVie of its investigational combination therapy incorporating glecaprevir. Such successes are subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to its regimens containing paritaprevir or glecaprevir. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or potentially glecaprevir in combination therapies. For example, AbbVie:

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

Our quarterly royalty revenue from AbbVie’s net sales of HCV treatment regimens containing paritaprevir has declined since those sales peaked in the first quarter of our fiscal 2016. While commercialization of these regimens is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts, a shift in AbbVie’s payer mix toward more deeply discounted segments, particularly outside of the United States, and a decline in AbbVie’s market share due to increased competition. We also note that AbbVie’s principal competitor in HCV has reported a continuing decline across all major geographic markets in the number of new patients starting on DAA treatments for HCV.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payers may choose to exclude AbbVie’s regimens from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for AbbVie’s HCV regimens would negatively affect the demand for such regimens and our royalty revenues from them.

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

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to face intense and increasing competition as new products continue to enter the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir) and Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Bristol-Myers Squibb’s Daklinza™ (daclatasvir) and daclatasvir in combination with asunaprevir, Johnson & Johnson’s Olysio® (simeprevir), and Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Other all-oral treatment regimens are under development at Merck, Gilead and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV in the next one to three years. These other potential new treatment regimens may render AbbVie’s approved treatment regimens or its next combination regimen currently under regulatory review in the U.S., E.U. and Japan, each of which contains one of our HCV protease inhibitors, noncompetitive or less competitive.

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

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva™) for the treatment of primary biliary cholangitis (PBC). In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Conatus, Cirius, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Medicinova, Novartis, NGM Novo Nordisk, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Boehringer Ingelheim, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, and Islet, and there are additional companies conducting preclinical studies in these disease areas.

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

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings.  Ark Bioscienes, Aviragen (formerly Biota), Johnson & Johnson and Gilead each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody.  Earlier stage, small molecule programs have also been reported by Medivir, Pulmocide, and ReViral.  A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children affected by RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment.  In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

If we are not successful in discovering further product candidates in addition to paritaprevir, glecaprevir, EDP-305, and EDP-938, our ability to expand our business and achieve our strategic objectives will be impaired.

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
•

governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for HBV, HCV, NASH, PBC or RSV;

•

program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for AbbVie’s combination regimen containing glecaprevir. In addition, if the FDA or the EMA disagrees with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are subject to confounding factors, the FDA or the EMA, or both, may refuse to approve AbbVie’s G/P combination regimen. The FDA or the EMA also may require additional clinical trials as a condition for approving any of these product candidates. AbbVie anticipates that G/P could receive regulatory approvals in the U.S., E.U. and Japan in calendar 2017.

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

EDP-305 or any other product candidate emerging from our current NASH, PBC, HBV and RSV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our NASH/PBC program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. The adverse effects from long-term exposure to the FXR drug class are not well known since within this class only two drugs have been approved by the FDA—Ocaliva®, approved in May 2016 for PBC, and an older drug not commonly used but approved to treat cholesterol gallstone (by dissolving them) and a rare lipid storage disease. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

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

Clinical trials involving our product candidates may be suspended or terminated at any time for a number of safety-related reasons. For example, we or AbbVie may voluntarily suspend or terminate clinical trials if at any time one of our product candidates, or a combination therapy including any of them, presents an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from any of our product candidates, or a combination therapy including any of them, could cause us, AbbVie or regulatory authorities, such as the FDA or EMA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or EMA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could prevent us or AbbVie (in the case of G/P) from commercializing our product candidates.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will continue to have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress are seeking to repeal and replace all or portions of the ACA but to date they have been unable to agree on any such legislation. We cannot predict what legislation, if any, to repeal and replace the ACA will become law, or what impact any such legislation may have on us or AbbVie’s commercialization of its HCV regimens.

AbbVie and our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments for only those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If reimbursement is not available or is available only to limited levels, we or AbbVie may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

Our employment agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of us, which could harm our financial condition or results.

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the March 31, 2017 closing price of our common stock of $30.80 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $7.1 million as of March 31, 2017. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” Based on the market value of our common stock at March 31, 2017 and the number of shares of our common stock held by non-affiliates, we will continue to be an “emerging growth company” until our fiscal 2018. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will continue to be an “emerging growth company” until our fiscal 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2017, we had 19,053,797 outstanding shares of common stock. In addition, at that date 2,325,622 and 249,542 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If those analysts are unable to predict accurately the demand and net sales of AbbVie’s HCV regimens, that could result in our reported revenues and earnings being lower than the so-called “market consensus” of our projected revenues, which could negatively affect our stock price. In addition, if too few securities or industry analysts cover our company, the trading price for our stock would likely be negatively impacted. In the event that one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 10, 2017

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X