Form 10-Q
period 2017-06-30
ENANTA PHARMACEUTICALS INC
filed 2017-08-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 19,090,383 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,263	$16,577
Short-term marketable securities	169,752	193,507
Accounts receivable	7,511	12,841
Prepaid expenses and other current assets	6,589	9,231
Total current assets	206,115	232,156
Property and equipment, net	8,070	8,004
Long-term marketable securities	43,321	32,119
Deferred tax assets	17,723	8,390
Restricted cash	608	608
Total assets	$275,837	$281,277
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,488	$3,377
Accrued expenses and other current liabilities	5,634	4,512
Total current liabilities	11,122	7,889
Warrant liability	1,291	1,251
Series 1 nonconvertible preferred stock	164	159
Other long-term liabilities	2,394	2,042
Total liabilities	14,971	11,341
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,090 and 19,036 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	191	190
Additional paid-in capital	251,964	242,081
Accumulated other comprehensive income (loss)	(137)	19
Retained earnings	8,848	27,646
Total stockholders' equity	260,866	269,936
Total liabilities and stockholders' equity	$275,837	$281,277

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Royalties	$7,511	$13,978	$26,887	$44,851
Milestones	—	—	—	30,000
Other	—	—	—	576
Total revenue	7,511	13,978	26,887	75,427

Operating expenses:
Research and development	15,407	10,785	40,937	28,961
General and administrative	5,233	4,282	15,631	12,526
Total operating expenses	20,640	15,067	56,568	41,487
Income (loss) from operations	(13,129)	(1,089)	(29,681)	33,940
Other income (expense):
Interest income	628	474	1,749	1,238
Interest expense	(11)	(11)	(31)	(34)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(17)	(16)	(45)	44
Total other income (expense), net	600	447	1,673	1,248
Income (loss) before income taxes	(12,529)	(642)	(28,008)	35,188
Income tax (expense) benefit	4,103	(434)	9,210	(11,720)
Net income (loss)	$(8,426)	$(1,076)	$(18,798)	$23,468

Net income (loss) per share:
Basic	$(0.44)	$(0.06)	$(0.99)	$1.24
Diluted	$(0.44)	$(0.06)	$(0.99)	$1.22

Weighted average shares outstanding:
Basic	19,081	18,983	19,055	18,893
Diluted	19,081	18,983	19,055	19,223

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(8,426)	$(1,076)	$(18,798)	$23,468
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($17), $185, ($93), $50	(29)	(84)	(156)	84
Total other comprehensive income (loss)	(29)	(84)	(156)	84
Comprehensive income (loss)	$(8,455)	$(1,160)	$(18,954)	$23,552

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(18,798)	$23,468
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,861	6,844
Depreciation and amortization expense	1,573	1,206
Deferred income taxes	(9,240)	546
Income tax benefit from exercise of stock options	—	(1,749)
Premium on marketable securities	(840)	(130)
Amortization of premium on marketable securities	564	1,304
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	45	(44)
Change in operating assets and liabilities:
Accounts receivable	5,330	1,311
Unbilled receivables	—	433
Prepaid expenses and other current assets	2,584	67
Accounts payable	2,717	677
Accrued expenses	1,145	1,946
Income taxes payable	—	1,754
Other long-term liabilities	406	302
Net cash provided by (used in) operating activities	(4,653)	37,935
Cash flows from investing activities
Purchase of property and equipment	(2,272)	(4,323)
Purchase of marketable securities	(186,222)	(150,490)
Proceeds from maturities and sales of marketable securities	198,823	117,297
Net cash provided by (used in) investing activities	10,329	(37,516)
Cash flows from financing activities
Proceeds from exercise of stock options	266	945
Payments of capital lease obligations	(54)	(50)
Payments of withholding tax for share-based awards	(202)	—
Income tax benefit from exercise of stock options	—	1,749
Net cash provided by financing activities	10	2,644
Net increase in cash and cash equivalents	5,686	3,063
Cash and cash equivalents at beginning of period	16,577	21,726
Cash and cash equivalents at end of period	$22,263	$24,789
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,027	$9,116

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a research and development-focused biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company’s success to date has been built on protease inhibitors discovered for the treatment of hepatitis C virus, or (“HCV”), which are licensed to AbbVie Inc. (“AbbVie”) and included in its HCV treatment regimens. The Company’s research and development programs are currently focused primarily on the following disease areas: hepatitis B virus (“HBV”); non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); and respiratory syncytial virus (“RSV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2017 and for the nine months ended June 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2017 and results of operations for the three and nine months ended June 30, 2017 and 2016 and cash flows for the nine months ended June 30, 2017 and 2016, have been made. The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment will be effective for the Company in the fiscal year beginning October 1, 2017. Once adopted, the Company expects to change its policy over forfeitures by recording forfeitures as they occur. The Company is currently evaluating the impact of this change to retained earnings in the consolidated balance sheets. In addition, the adoption of the standard is expected to create variability in the consolidated statements of operations going forward as the tax consequences of settled share-based payments will be recognized in income tax (expense) benefit when share-based payment awards are settled.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-18 may have on its statement of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which provides updated guidance about changes to the terms or conditions of a share-based payment award that require companies to apply modification accounting under Topic 718. This amendment is effective for the Company in the fiscal year beginning October 1, 2019, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2017-09 may have on its financial position and results of operations.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2017 and September 30, 2016 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$63,897	$—	$—	$63,897
Cash equivalents	7,102	—	—	7,102
Corporate bonds	—	119,203	—	119,203
Commercial paper	—	25,976	—	25,976
U.S. Agency bonds	—	3,997	—	3,997
	$70,999	$149,176	$—	$220,175
Liabilities:
Warrant liability	$—	$—	$1,291	$1,291
Series 1 nonconvertible preferred stock	—	—	164	164
	$—	$—	$1,455	$1,455

	Fair Value Measurements at September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury notes	$69,608	$—	$—	$69,608
Cash equivalents	15,295	—	—	15,295
Corporate bonds	—	76,073	—	76,073
Commercial paper	—	49,900	—	49,900
U.S. Agency bonds	—	30,045	—	30,045
	$84,903	$156,018	$—	$240,921
Liabilities:
Warrant liability	$—	$—	$1,251	$1,251
Series 1 nonconvertible preferred stock	—	—	159	159
	$—	$—	$1,410	$1,410

Cash equivalents consist primarily of money market funds and debt securities with less than a 90 day maturity period.

During the nine months ended June 30, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2017 and September 30, 2016, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants are financial instruments that may require a transfer of assets because of the liquidation features and are therefore recorded as liabilities and measured at fair value. The outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise.

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

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average)
		June 30,	September 30,
	Unobservable Input	2017	2016
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0%-60%	0%-60%
	Periods in which payout is expected to occur	2018	2017-2018
	Discount rate	5.25%	4.50%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2016	$1,251	$159
Increase in fair value	40	5
Balance, June 30, 2017	$1,291	$164

4.	Marketable Securities

As of June 30, 2017 and September 30, 2016, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$119,298	$7	$(102)	$119,203
U.S. Treasury notes	64,010	—	(113)	63,897
Commercial paper	25,976	—	—	25,976
U.S. Agency bonds	4,008	—	(11)	3,997
	$213,292	$7	$(226)	$213,073

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$76,077	$27	$(31)	$76,073
U.S. Treasury notes	69,579	38	(9)	69,608
Commercial paper	49,900	—	—	49,900
U.S. Agency bonds	30,040	15	(10)	30,045
	$225,596	$80	$(50)	$225,626

As of June 30, 2017, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, which consist of certain U.S. Treasury notes and corporate bonds that have maturities of more than one year but not more than three years and an aggregate fair value of $43,321.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
Accrued expenses:
Accrued preclinical and clinical expenses	$2,024	$899
Accrued payroll and related expenses	2,002	2,384
Accrued professional fees	639	393
Accrued vendor manufacturing	452	441
Capital lease obligation	75	73
Accrued other	442	322
	$5,634	$4,512

Other long-term liabilities:
Uncertain tax positions	$1,109	$745
Accrued rent expense	711	696
Capital lease obligation	402	458
Asset retirement obligation	172	143
	$2,394	$2,042

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir (ABT-493), under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $427,000 through June 30, 2017. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments received since then have been and will be recognized as revenue when the milestones are achieved by AbbVie. As of June 30, 2017, the Company is eligible to receive additional milestone payments of up to a total of $80,000 upon AbbVie’s achievement of commercialization regulatory approval in the U.S. and other major world markets for its glecaprevir/pibrentasvir (“G/P”) combination regimen for HCV.

The Company is also receiving annually tiered royalties per Company protease product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

During the nine months ended June 30, 2016, the Company earned and recognized milestone revenue of $30,000 upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan in November 2015.

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

The Company has granted stock-based awards, including stock options and restricted stock units, under its existing 2012 Equity Incentive Plan (the “2012 Plan”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2017:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	1,895,456	$28.75	7.6	$7,369
Granted	559,019	30.04
Exercised	(41,789)	6.36
Forfeited	(132,655)	18.20
Outstanding as of June 30, 2017	2,280,031	$30.09	7.6	$17,347
Options vested and expected to vest as of June 30, 2017	2,264,139	$30.08	7.6	$9,358
Options exercisable as of June 30, 2017	1,259,717	$28.06	6.7	$12,257

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending June 30, 2017:

	Performance Share Units	Weighted Average Grant Date Fair Value	Relative Total Stockholder Return Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	48,525	$33.70	48,525	$31.74
Granted	44,500	$35.89	44,500	$46.11
Vested	(18,820)	$35.47	—	$—
Cancelled	(4,705)	$35.47	(23,525)	$25.44
Unvested at June 30, 2017	69,500	$34.51	69,500	$43.07

Restricted Stock Units

During the nine months ended June 30, 2017, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	—	$—
Granted	112,460	$30.00
Vested	—	$—
Cancelled	(2,104)	$30.00
Unvested at June 30, 2017	110,356	$30.00

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2017 and 2016 the Company recognized the following stock-based compensation expense:

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$990	$790	$2,998	$2,092
General and administrative	2,112	1,680	6,863	4,752
	$3,102	$2,470	$9,861	$6,844

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$2,544	$2,270	$7,797	$6,354
Performance stock units	—	—	667	—
rTSRUs	358	200	905	490
Restricted stock units	200	—	492	—
	$3,102	$2,470	$9,861	$6,844

During the nine months ended June 30, 2017, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during the year-to-date period.

As of June 30, 2017, the Company had an aggregate of $26,797 unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for nine months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(8,426)	$(1,076)	$(18,798)	$23,468
Denominator:
Weighted average common shares outstanding—basic	19,081	18,983	19,055	18,893
Net income (loss) per share common share—basic	$(0.44)	$(0.06)	$(0.99)	$1.24
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(8,426)	$(1,076)	$(18,798)	$23,468
Denominator:
Weighted average common shares outstanding—basic	19,081	18,983	19,055	18,893
Dilutive effect of common stock equivalents	—	—	—	330
Weighted average common shares outstanding— diluted	19,081	18,983	19,055	19,223
Net income (loss) per share common share—diluted	$(0.44)	$(0.06)	$(0.99)	$1.22
Anti-dilutive common stock equivalents excluded from above	2,244	1,620	1,832	1,250

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company was in a net loss position since the impact of such common stock equivalents would have been anti-dilutive.

As of June 30, 2017, the Company also excluded 139,000 of unvested stock awards from the calculation of diluted net income (loss) per common share as these awards contain performance or market conditions that would not have been achieved as of June 30, 2017 had the measurement period been as of that date.

10.	Income Taxes

For the three months ended June 30, 2017 and 2016, the Company recorded an income tax (expense) benefit of $4,103 and ($434), respectively, which was primarily attributable to the Company’s domestic operations. During the three months ended June 30, 2017, the Company’s income tax benefit was due to the Company’s pre-tax loss for the quarter. During the three months ended June 30, 2016, the Company increased its estimate of its annual effective tax rate for fiscal 2016, which resulted in an income tax expense despite a pre-tax loss for the quarter.

For the nine months ended June 30, 2017 and 2016, the Company recorded an income tax (expense) benefit of $9,210 and $(11,720) respectively. For the nine months ended June 30, 2017, the Company’s effective tax rate of 32.9% differs from the statutory rate of 35.0% primarily due to research and development tax credits which reduced the Company’s annual effective tax rate slightly below the statutory rate. For the nine months ended June 30, 2016, the Company’s effective tax rate of 33.3% differs from the statutory rate of 35.0% primarily due to the reinstatement of federal research and development tax credits which are included in the Company’s annual effective tax rate.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credits or net operating loss carryforwards are used in future periods.

The Company had an unrecognized tax benefit of $1,109 and $745 as of June 30, 2017 and September 30, 2016, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,519 for both the nine months ended June 30, 2017 and 2016.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of June 30, 2017 and September 30, 2016, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2017.

12.	Subsequent Events

Under its Collaboration Agreement with AbbVie, the Company is eligible to receive milestone payments upon AbbVie’s achievement of commercialization regulatory approval milestones in the U.S. and other major world markets for any AbbVie therapies for HCV containing the Company’s protease inhibitors. After AbbVie received marketing authorization for its new MAVIRET™ product (a combination of glecaprevir, the Company’s second protease inhibitor, and pibrentasvir, AbbVie’s second NS5A inhibitor) from the European Commission in July 2017 and regulatory approval for the same combination under the trade name MAVYRET™ from the U.S. Food and Drug Administration (“FDA”) in August 2017, the Company earned a total of $65,000 in milestone payments for commercialization regulatory approvals in those jurisdictions.

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

The Enanta name and logo are our trademarks. This Quarterly Report also includes trademarks, trade names and service marks of other persons. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

Overview

We are a research and development-focused biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. Our success to date has been built on protease inhibitors we discovered for the treatment of hepatitis C virus, or HCV, which are licensed to AbbVie and included in its HCV treatment regimens. Our research and development programs are currently focused primarily on the following disease areas:

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

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

Under our development and licensing collaboration with AbbVie we have produced two licensed protease inhibitor products designed for use against HCV. Our first licensed product, paritaprevir, is a key compound in AbbVie’s direct-acting-antiviral, or DAA, HCV treatment regimens. These regimens, which contain either 3-DAAs or 2-DAAs, depending on the patient’s genotype of HCV and the presence of compensated cirrhosis, are currently on the market for HCV under various brand names worldwide, including VIEKIRA PAK®, VIEKIRAX®, VIEKIRAX XR™ and TECHNIVIE®. AbbVie has developed our second HCV protease inhibitor, glecaprevir (ABT-493), with pibrentasvir, AbbVie’s second NS5A inhibitor, in a combination known as G/P. In July 2017, AbbVie received marketing authorization in the European Union for this combination under the name MAVIRET™, and in August 2017 received regulatory approval under the name MAVYRET™ from the U.S. Food and Drug Administration (“FDA”). In connection with these approvals, we earned a total of $65.0 million in milestone payments in the third calendar quarter of 2017. AbbVie anticipates commercialization regulatory approval of G/P in Japan in the fourth calendar quarter of 2017 for which we are eligible to earn a $15.0 million milestone payment upon comparable approval of G/P in Japan, as well as annually tiered, double-digit, per-product royalties on 50% of the net sales of this 2-DAA combination.

We had $235.3 million in cash and marketable securities at June 30, 2017. In our third fiscal quarter of 2017, we earned $7.5 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to paritaprevir. We expect our existing financial resources and cash flows will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

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

o	EDP-305 was granted Fast Track designation by the FDA for the treatment of NASH patients with liver fibrosis.
o	We intend to study EDP-305 in PBC patients beginning in the fourth quarter of calendar 2017.
o	We are conducting further studies of EDP-305 to enable us to conduct a Phase 2 clinical study with it in NASH patients beginning in 2018.
o	In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH.
•

RSV: Our initial efforts in RSV are concentrated on non-fusion inhibitors which we believe will differentiate our compounds from fusion inhibitors currently in development for RSV because non-fusion inhibitors directly target the virus replication process and have demonstrated high barriers to resistance against the virus in vitro. To develop successful therapies for RSV, we believe that it may be necessary to utilize more than one compound/mechanism and therefore, we are pursuing multiple approaches and compounds that provide in vitro and in vivo evidence of synergistic potential. We have selected EDP-938, a potent non-fusion, N-protein inhibitor of both RSV-A and RSV-B activity, as our first development candidate for RSV.

o

In June 2017, we presented preclinical data demonstrating that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro. EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry, replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, e.g. fusion inhibitors, showed synergistic antiviral effects.

o	We plan to begin a Phase 1 clinical study of EDP-938 in the fourth quarter of calendar 2017.
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

Licensed Product/Candidate

Under our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie:

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s HCV treatment regimens currently marketed in the U.S., E.U., Japan and other countries around the world under the trade names VIEKIRA PAK®, VIEKIRAX® VIEKIRAX XR™ and TECHNIVIE®. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV and are available in most major markets. AbbVie’s net sales of these regimens provided us $57.7 million in royalty revenue in our 2016 fiscal year.

•

Glecaprevir (ABT-493): Our second protease inhibitor, glecaprevir, was developed by AbbVie with its second NS5A inhibitor, pibrentasvir (ABT-530), as AbbVie’s next treatment regimen for HCV. This combination, currently referred to as G/P, is a new once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic. In July 2017, the European Commission granted AbbVie marketing authorization for this combination under the trade name MAVIRET™ as a once-daily, ribavirin-free treatment for adults with chronic HCV infection across all major genotypes (GT1-6), and as an 8-week treatment for patients without cirrhosis and new to treatment. In August 2017, the FDA approved the same combination under the trade name MAVYRET™. The EU and the U.S. authorizations, and AbbVie’s application for approval in Japan, are supported by the following studies:

o

In November 2016, results from several Phase 3 studies of this combination demonstrated 97.5 percent of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved sustained virologic response at 12 weeks post-treatment (SVR12) with just 8 weeks of G/P treatment.

o

Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98 percent of patients (n=102/104) across all major genotypes (GT-1-6) achieved SVR12 with 12 weeks of treatment with G/P.

o

Data from AbbVie’s ENDURANCE-3 study were also presented at the International Liver Congress, or ILC, demonstrating that 95 percent of patients with challenging-to-treat, genotype 3 (GT3) chronic HCV infection, without cirrhosis and new to treatment achieved SVR12 after 8 weeks of treatment with G/P.

o

In April 2017, data from AbbVie’s EXPEDITION-1 study were presented at the ILC, demonstrating that 99 percent of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved SVR12 following 12 weeks of G/P treatment without ribavirin.

o

AbbVie anticipates commercialization regulatory approval of G/P in Japan in the fourth calendar quarter of 2017, which will then earn us a $15.0 million milestone payment (in addition to the total of $65.0 million milestone payments we earned upon similar approvals in the E.U. and the U.S.) under our collaboration with AbbVie. We are also eligible to receive annually tiered, double-digit, per-product royalties on 50% of the net sales of this 2-DAA combination in addition to the separate royalty stream on AbbVie’s paritaprevir-containing regimen.

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

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$7,511	$13,978	$26,887	$44,851
Milestones	—	—	—	30,000
NIAID contract:	—	—	—	576
Total revenue	$7,511	$13,978	$26,887	$75,427

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the nine months ended June 30, 2016, we earned and recognized as revenue the last milestone payment for paritaprevir, which was a $30.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan. We did not earn any milestones during the same period in 2017. Under the terms of the AbbVie agreement, we earned a total of $65.0 million in connection with the commercialization regulatory approvals in the E.U. and the U.S. in the third calendar quarter of 2017. We are also eligible to earn an additional $15.0 million milestone payment from AbbVie related to the successful commercialization regulatory approval of G/P in Japan, which is expected in the fourth calendar quarter of 2017.

We also receive annually tiered, double-digit royalties per-product on AbbVie’s net sales allocable to any one of our collaboration’s protease inhibitors. Our royalty revenue under the AbbVie agreement has declined year over year due to lower net sales of paritaprevir-containing regimens as a result of increased competition from other HCV products on the market. Under the terms of our agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. We will receive annually tiered, double-digit, per-product royalties on 50% of net sales of MAVIRET, a 2-DAA combination, in the E.U. and MAVYRET in the U.S., and in any other jurisdictions where G/P may subsequently be approved and commercialized. Beginning with each January 1, the cumulative net sales of a given royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$15,407	$10,785	$40,937	$28,961
General and administrative	5,233	4,282	15,631	12,526
Total operating expenses	$20,640	$15,067	$56,568	$41,487

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors and officers liability insurance premiums, and professional fees for auditing, tax, and legal services and patent expenses.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Revenue	$7,511	$13,978
Research and development	15,407	10,785
General and administrative	5,233	4,282
Other income (expense), net:
Interest income	628	474
Interest expense	(11)	(11)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(17)	(16)
Income tax (expense) benefit	4,103	(434)

Revenue.

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$7,511	$13,978
Milestones	—	—
NIAID contract:	—	—
Total revenue	$7,511	$13,978

We recognized revenue of $7.5 million during the three months ended June 30, 2017 as compared to $14.0 million during the three months ended June 30, 2016. During the three months ended June 30, 2017 and 2016, revenue consisted of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. Our royalty revenue is generated through our collaboration with AbbVie and has declined year over year due to lower net sales of paritaprevir-containing regimens as a result of increased competition from other HCV products on the market. Our collaboration’s newest product, G/P, a pan-genotypic treatment combining two DAAs, is just beginning commercialization in the third calendar quarter of 2017, following its approval in the E.U. and the U.S. We are entitled to annually tiered, double digit, per product royalties on 50% of net sales of all G/P products.

Research and development expenses.

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
R&D programs:
Liver disease	$10,281	$4,619
Virology	5,069	6,033
Other	57	133
Total research and development expenses	$15,407	$10,785

Research and development expenses increased $4.6 million for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased by $1.0 million for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the three months ended June 30, 2017 as compared to the same period in 2016 was due to higher average investment balances and changes in interest rates for the period ended June 30, 2017 as compared to the same period in 2016.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the three months ended June 30, 2017 and 2016 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter.

Income tax (expense) benefit. For the three months ended June 30, 2017 and 2016, we recorded an income tax (expense) benefit of $4.1 million and ($0.4) million, respectively. For the three months ended June 30, 2017, we recorded an income tax benefit due to the Company’s pre-tax loss for the quarter. For the three months ended June 30, 2016, we increased our estimated annual effective tax rate for fiscal 2016, which resulted in an income tax provision despite our pre-tax loss for the quarter.

Comparison of Nine Months Ended June 30, 2017 and 2016

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)
Revenue	$26,887	$75,427
Research and development	40,937	28,961
General and administrative	15,631	12,526
Other income (expense), net:
Interest income	1,749	1,238
Interest expense	(31)	(34)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(45)	44
Income tax (expense) benefit	9,210	(11,720)

Revenue.

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$26,887	$44,851
Milestones	—	30,000
NIAID contract:	—	576
Total revenue	$26,887	$75,427

We recognized revenue of $26.9 million during the nine months ended June 30, 2017 as compared to $75.4 million during the nine months ended June 30, 2016. During the nine months ended June 30, 2017, revenue consisted exclusively of royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir. During the nine months ended June 30, 2016, revenue consisted of a $30.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of a paritaprevir-containing regimen in Japan, royalties on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir of $44.9 million, and $0.6 million of revenue earned under our contract with NIAID.

Research and development expenses.

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)
R&D programs:
Liver disease	$24,393	$13,183
Virology	16,315	15,049
Other	229	729
Total research and development expenses	$40,937	$28,961

Research and development expenses increased $12.0 million for the nine months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our virology and liver disease programs. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses. General and administrative expenses increased $3.1 million for the nine months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in compensation expense due to increased headcount as well as the achievement of milestones under existing performance-based stock awards in 2017.

Other income (expense), net. Changes in components of other income (expense), net, were as follows:

Interest income. The increase in interest income for the nine months ended June 30, 2017 as compared to the same period in 2016 was due to higher average investment balances and changes in interest rates for the period ended June 30, 2017 as compared to the same period in 2016.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. The expense recorded during the nine months ended June 30, 2017 was due to an increase in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of these instruments from quarter to quarter. The income recorded during the nine months ended June 30, 2016, was due to a decrease in the fair value of the warrant liability and Series 1 nonconvertible preferred stock as a result of the remeasurement of our warrant liability and Series 1 nonconvertible preferred stock.

Income tax (expense) benefit. For the nine months ended June 30, 2017 and 2016, we recorded an income tax (expense) benefit of $9.2 million and $(11.7) million, respectively. Our estimated annual effective tax rate of 32.9%, used for the nine months ended June 30, 2017 differs from our statutory rate of 35.0% due to research and development tax credits which reduced taxes payable slightly below our statutory rate. For the nine months ended June 30, 2016, our estimated annual effective tax rate of 33.3% differed from the statutory rate of 35.0% primarily due to reinstatement of the federal research and development tax credits which are included in our annual effective tax rate.

Liquidity and Capital Resources

At June 30, 2017, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $235.3 million.

From our inception through June 30, 2017, we have financed our operations primarily through contract payments under our collaborations, government research and development contracts, and the net proceeds from our initial public offering of our equity. The following table shows a summary of our cash flows for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,653)	$37,935
Investing activities	$10,329	$(37,516)
Financing activities	$10	$2,644
Net increase in cash and cash equivalents	$5,686	$3,063

Net cash provided by (used in) operating activities

The decrease in cash provided by operating activities of $42.6 million for the nine months ended June 30, 2017 as compared to the same period in 2016 is driven primarily by the absence in 2017 of the $30.0 million milestone payment we received from AbbVie in the 2016 period. In addition, we increased cash spending on research and development during the nine months ended June 30, 2017 compared to the same period in 2016, which was reflected in our net loss, in order to progress clinical development and preclinical research in our proprietary programs. These decreases to our operating income were partially offset by a decrease in tax payments, net of refunds received, as reflected in our income tax expense, based on lower projected income before income tax in the current year compared to the same period in 2016.

Net cash provided by (used in) investing activities

The increase in cash provided by investing activities of $47.8 million for the nine months ended June 30, 2017 as compared to the same period in 2016 was driven by timing of purchases, sales and maturities of marketable securities as well as a decrease of $2.1 million in capital asset outlay in 2017 compared to our investment in the expansion of our research facility, which was completed in fiscal 2016.

Net cash provided by (used in) financing activities

The decrease in net cash provided by financing activities of $2.6 million for the nine months ended June 30, 2017 as compared to the same period in 2016 was driven by a decrease in exercises of stock options in 2017, as well as payments of tax withholding for settlement of performance stock units in 2017.

Funding requirements

As of June 30, 2017, we had $235.3 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2017, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaboration continues to generate substantial royalties to us;
•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;
•	opportunities to in-license or otherwise acquire new therapeutic candidates and therapies;

•	the timing, receipt and amount of royalties on paritaprevir and glecaprevir and any sales of our product candidates, if any, or royalties thereon;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;
•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2016 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended June 30, 2017.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $235.3 million at June 30, 2017 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of June 30, 2017.

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

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or glecaprevir (ABT-493) (our second protease inhibitor, currently approved in the E.U. and the U.S. and under regulatory review in Japan), over which we have granted AbbVie complete control. Our ability to generate significant revenue in the near term will depend primarily on the success of AbbVie’s continued efforts to commercialize its paritaprevir-containing regimens in markets worldwide, as well as the successful regulatory approval, marketing and commercialization by AbbVie of its G/P combination approved as MAVIRET™ in the E.U. and MAVYRET™ in the U.S. Such successes are subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to its regimens containing paritaprevir or glecaprevir. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or glecaprevir in combination therapies. For example, AbbVie:

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
•

may experience different competitive challenges and market opportunity for its paritaprevir-containing regimens as it begins to commercialize its HCV combination containing glecaprevir in the U.S. and the E.U.;

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for its regimens containing paritaprevir or glecaprevir;
•	may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;
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

We do not have access to all information regarding the products being developed and commercialized by AbbVie, including certain information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products and product candidates under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of paritaprevir and the regulatory approval and commercialization efforts related to glecaprevir could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of product candidates without consulting us, and may make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

Our royalty revenues are derived from AbbVie’s net sales of regimens to treat HCV. If AbbVie is unable to maintain current levels of sales of these regimens, our royalty revenues and results of operations would be adversely affected.

Our quarterly royalty revenue from AbbVie’s net sales of HCV treatment regimens containing paritaprevir has declined since those sales peaked in the first quarter of our fiscal 2016. While commercialization of these regimens is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts, a shift in AbbVie’s payer mix toward more deeply discounted segments, particularly outside of the United States, and a decline in AbbVie’s market share due to increased competition. We also note that AbbVie’s principal competitor in HCV has reported a decline across all major geographic markets in the number of new patients starting on DAA treatments for HCV.

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

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to face intense and increasing competition due to existing approved products and any new products that may enter the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvirm), Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir) and Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures); Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir); Bristol-Myers Squibb’s Daklinza™ (daclatasvir) and daclatasvir in combination with asunaprevir; and Johnson & Johnson’s Olysio® (simeprevir). Other all-oral treatment regimens are under development at Merck and Johnson & Johnson and may obtain regulatory approvals for the treatment of HCV in the next one to three years. These other potential new treatment regimens may render AbbVie’s initial HCV approved treatment regimens or its next combination regimen (G/P) recently approved in the E.U. under the trade name MAVIRET and in the U.S. under the trade name MAVYRET, and currently under regulatory review in Japan, noncompetitive or less competitive.

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

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA approved Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC). In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Conatus, Cirius, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Medicinova, Novartis, NGM Novo Nordisk, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Arena Pharmaceuticals, Fast Forward Pharmaceuticals, Boehringer Ingelheim, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, and Islet, and there are additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Gilead, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, and a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Atlimmune, Arbutus, Assembly, Enyo, Johnson & Johnson, Roche, Transgene, Ionis, Spring Bank and Replicor.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie. Future levels of royalties under the AbbVie agreement are uncertain. We have had no products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future, and our ability to achieve sustained profitability is unproven.

In each of our 2016, 2015 and 2014 fiscal years our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and royalties we earned since December 2014 on AbbVie’s net sales allocated to paritaprevir. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new, and in some cases, not yet approved, therapies for HCV, price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the G/P combination. For example, under our previous collaboration with Novartis for the development of our NS5A inhibitor, Novartis decided in September 2014 not to pursue further development of the licensed product candidate in light of its decision that HCV was no longer a strategic focus of Novartis, which resulted in the NS5A inhibitor program being transferred back to us and our collaboration being terminated. In addition, the G/P combination may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product royalties or product sales. In addition, for any of our product candidates other than paritaprevir or glecaprevir included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. The existence of multiple active compounds in the regimen or an unfavorable allocation to our product candidate could adversely affect our royalty revenue. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

Our future capital requirements depend on many factors, including:

•	whether our existing collaboration continues to generate substantial royalties to us;
•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;
•	opportunities to in-license or otherwise acquire new therapeutic candidates and therapies;
•	the timing, receipt and amount of royalties on paritaprevir and glecaprevir and any sales of our product candidates, if any, or royalties thereon;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;
•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged or delayed, we or any future collaborator may be unable to commercialize our product candidates on a timely basis.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which have been clinically developed by AbbVie, has yet to advance beyond Phase 2 clinical trials. Any future clinical trials of our other product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

The results of any Phase 3 clinical trial may not be adequate to support marketing approval for AbbVie’s G/P combination regimen in jurisdictions where G/P has yet to receive regulatory approval. In addition, if regulatory authorities outside the E.U. and the U.S. disagree with AbbVie’s choice of the key testing criteria, or primary endpoint, or the results for the primary endpoint are subject to confounding factors, the regulatory authorities may refuse to approve AbbVie’s G/P combination regimen. Regulatory authorities outside the E.U. and the U.S. may also require additional clinical trials as a condition for approving AbbVie’s G/P combination regimen.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA, the EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours. If we or any future collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, and our or our collaborators’ ability to commence product sales and generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we are required to conduct studies on the long-term effects associated with the use of any of those product candidates, commercialization any of those product candidates could be delayed or halted.

Clinical trials involving our product candidates may be suspended or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend or terminate clinical trials if at any time one of our product candidates, or a combination therapy including any of them, presents an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from any of our product candidates, or a combination therapy including any of them, could cause us or regulatory authorities, such as the FDA or EMA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or EMA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for paritaprevir and is responsible for obtaining regulatory approvals for glecaprevir. We have not obtained regulatory approval by ourselves for any of our other product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or other comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

We cannot be assured that after spending substantial time and resources, we will obtain regulatory approvals in any desired jurisdiction. Even if we were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we do or could in effect shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, we or our collaborator may not be able to ultimately achieve the prices intended for our products. In many foreign countries, including those in the European Union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and our business.

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

We may delay or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition.

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

Risks Related to Commercialization of Our Product Candidates

Even if AbbVie successfully commercializes G/P, or even if we are able to commercialize any other treatment regimen containing one of our product candidates, the resulting products, as well as AbbVie’s existing products containing paritaprevir, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law will continue to have in general or specifically on any product or regimen that we or any of our collaborators commercializes, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on us or AbbVie’s commercialization of its HCV regimens.

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

As has been widely reported, global credit and financial markets experienced extreme disruptions in several prior years, including declines in consumer confidence and declines in economic growth, and there is uncertainty about future economic growth and stability. There can be no assurance that deterioration in credit or financial markets and confidence in economic conditions will not recur. Our general business strategy may be adversely affected by any such recurrence of volatile business environment or unpredictable and unstable market conditions, particularly for securities of biotechnology companies such as our common stock. There is a possibility that our stock price may decline, due in part to any volatility of the stock market or any general economic downturn. If the current equity and credit markets become more volatile and deteriorate or do not improve, it may make any debt or equity financing more difficult to secure, more costly and/or more dilutive if our circumstances change and we seek such financing. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on The NASDAQ Global Select Market has ranged from $16.49 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those with HCV therapies on the market or developing potential therapies for NASH and other liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of specific companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	actions by AbbVie regarding its HCV treatment regimens containing paritaprevir or glecaprevir, including announcements regarding clinical, regulatory or commercial developments or our collaboration;
•

market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s HCV treatment regimens containing paritaprevir or glecaprevir or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to maintain their sales levels or AbbVie’s G/P combination to achieve commercial success;
•	results from or delays of clinical trials of our other product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;
•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
•	any collaborator’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory, political or legal developments in the United States or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to commercialize our product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;
•	market conditions in the pharmaceutical and biotechnology sectors;

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the June 30, 2017 closing price of our common stock of $35.98 per share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $9.8 million as of June 30, 2017. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2017, we had 19,089,729 outstanding shares of common stock. In addition, at that date 2,280,031 and

249,356 shares of common stock that are subject to outstanding options or stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 9, 2017

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X