Form 10-K
period 2017-09-30
ENANTA PHARMACEUTICALS INC
filed 2017-12-11
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2017, based on the last reported sale price of the registrant’s common stock of $30.80 per share was $491,133,874. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of December 1, 2017, was 19,126,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders scheduled to be held on February 28, 2018, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2017, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s new HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about overall trends, royalty revenue trends, research and clinical development plans, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report on Form 10-K.

ENANTA PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended September 30, 2017

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under our HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir

/dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly owned research and development efforts, which are currently focused on the following disease targets:

•	non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 6 million individuals in the U.S. alone;
•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.;
•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under one year of age in the U.S., resulting in an estimated 75,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $293.7 million in cash and marketable securities at September 30, 2017. In fiscal 2017, we received and earned as revenue a total of $65.0 million in milestone payments for commercialization regulatory approvals of the glecaprevir/pibrentasvir combination in the U.S. in August 2017 and the EU in July 2017 and earned $37.8 million in per-product royalties on portions of AbbVie’s net sales of its HCV regimens allocated to paritaprevir or glecaprevir. We earned the remaining $15.0 million milestone payment from AbbVie upon reimbursement approval for MAVIRET in Japan in November 2017. We expect our existing financial resources and quarterly royalty payments will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

Our Wholly Owned Programs

Our wholly owned research and development programs are in liver disease (non-virology), namely NASH and PBC, and in virology, namely RSV and HBV:

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

•

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type

2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.
▪

EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased levels of FGF19 and reduced levels of C4, both of which are monitored as downstream markers indicating FXR receptor activity.

▪	Results support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus (itching).
•

Since November 2016, we have presented data at the 2016 and 2017 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 NASH-TAG conference and the 2017 International Liver Congress (ILC) that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

•	We plan to initiate a Phase 2 clinical study of EDP-305 in PBC patients by the end of calendar 2017.
•	We also plan to initiate a Phase 2 clinical study of EDP-305 in NASH patients in early 2018.
•	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
•

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH and that either or both of these could be used as combination therapies for NASH.

•

RSV: We have selected EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, as our first development candidate for RSV. We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

•

In June 2017, we presented preclinical data demonstrating that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro. EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry, replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

•	We plan to initiate a Phase 1 clinical study of EDP-938 by the end of calendar 2017.
•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV with the goal of identifying a development candidate in 2018. In addition, we are conducting preclinical experiments with other mechanisms that target HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. Royalties on AbbVie’s net sales allocated to the protease inhibitors in these HCV regimens provided us $37.8 million and $57.7 million in royalty revenue in our 2017 and 2016 fiscal years, respectively. To date, we have earned a total of $330.0 million in milestone payments related to clinical development and commercialization regulatory approvals of these regimens in major markets, including a $15.0 million milestone earned in November 2017.

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in its new fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ in the U.S. and MAVIRET™ ex-U.S. and referred to in this report as MAVYRET/MAVIRET, is a new, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic. In the EU, U.S. and Japan it is approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets.

Our economics from AbbVie’s MAVYRET/MAVIRET consist of two components:

•

We earned a total of $65.0 million in milestone payments in fiscal 2017 upon approval for the glecaprevir/pibrentasvir combination in the U.S. and the EU, and we earned the remaining $15.0 million milestone payment in November 2017 in connection with commercialization regulatory approval in Japan.

•

We also receive annually tiered, double-digit, per-product royalties on 50% of the net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET, which are calculated separately from the royalties of paritaprevir-containing regimens.

The EU, U.S. and Japan authorizations for the MAVYRET/MAVIRET combination of glecaprevir and pibrentasvir, and AbbVie’s applications for approval of MAVYRET/MAVIRET in other jurisdictions, are supported by the following studies:

•

8 weeks for treatment-naïve, non-cirrhotics: In November 2016, results from several Phase 3 studies of this combination demonstrated 97.5% of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved sustained virologic response at 12 weeks post-treatment, referred to as SVR12, with just 8 weeks of MAVYRET/MAVIRET treatment.

•

8 weeks with chronic kidney disease: Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98% of patients (n=102/104) across all major genotypes (GT1-6) achieved SVR12 with 12 weeks of treatment with MAVYRET/MAVIRET.

•

8 weeks for GT-3: Data from AbbVie’s ENDURANCE-3 study were presented at the International Liver Congress, or ILC, demonstrating that 95% of patients with challenging-to-treat, genotype 3 (GT3) chronic HCV infection, without cirrhosis and new to treatment, achieved SVR12 after 8 weeks of treatment with MAVYRET/MAVIRET.

•

12 weeks for compensated cirrhosis: Data from AbbVie’s EXPEDITION-1 study were also presented at the ILC, demonstrating that 99% of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved SVR12 following 12 weeks of MAVYRET/MAVIRET treatment without ribavirin.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world under the trade names VIEKIRA PAK®, VIEKIRAX® VIEKIRAX XR™ and TECHNIVIE®. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for genotype 4, or GT-4, HCV.

Our Strategy

Our primary objective is to become a leader in the field of viral infections and liver diseases in order to provide new treatments for patients with unmet medical needs. Our focus is on antiviral targets for viruses such as RSV and HBV as well as liver diseases, such as NASH and PBC. All of these disease areas involve significant market opportunities and have attracted the research and development efforts of many competitors. Our strategy includes the following key elements:

•

Develop novel treatment options for NASH, PBC and RSV. We have potential candidates in clinical development for NASH, PBC and RSV. EDP-305, our lead FXR agonist, has completed a Phase 1 a/b clinical study and we expect to advance it by initiating a Phase 2 clinical study in PBC by the end of calendar 2017 and a Phase 2 clinical study in NASH in early 2018. We have also selected EDP-938 as our lead RSV development candidate and plan to initiate a Phase 1 clinical study of it by the end of calendar 2017.

•

Invest in research and development of product candidates in HBV and additional product candidates in NASH, PBC and RSV. We are continuing to invest significant resources in our NASH, PBC, RSV and HBV research programs in an effort to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in these disease areas. We are also continuing our efforts discovering HBV candidates and plan to identify a candidate in 2018. We may clinically explore other diseases where our assets could play a role. We are also seeking to identify a lead candidate in a second class of FXR agonists in 2018. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.

•

Use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. Our existing financial resources and any future royalty payments from our AbbVie collaboration will provide us substantial resources to fund our research and development programs for the foreseeable future. These resources will allow us to advance up to several compounds into clinical development and progress the most promising ones at least through proof-of-concept for further development as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities.

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

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

Our FXR Program in NASH and PBC

Background and Overview of NASH and PBC

Non-alcoholic fatty liver disease, or NAFLD, is the accumulation of excessive fat in liver cells in the form of triglycerides, a process known as hepatic steatosis, that is not associated with alcohol abuse. It is normal for the liver to contain some fat. However, if more than 5%-10% of the liver’s weight is fat, then it is called a fatty liver. A subgroup of NAFLD patients have liver cell injury and inflammation (steatohepatitis) in addition to excessive fat. Progression of this condition leads to non-alcoholic steatohepatitis, or NASH. Patients with NASH can develop fibrosis, a fibrous scarring of the liver, and ultimately cirrhosis of the liver. Typically scored on a scale of 1-4, also referred to as F1-F4, fibrosis in its earlier stages has been shown to be reversible, but in its most advanced stage results in cirrhosis, which is understood to be a more advanced, irreversible scarring of the liver, potentially leading to hepatocellular carcinoma (HCC) or requiring a liver transplant. NASH is widely considered to be the liver expression of metabolic diseases related to type 2 diabetes, insulin resistance, obesity, hyperlipidemia and hypertension.

Stages of Liver Injury

According to the World Gastroenterology Organization Global Guidelines 2014, NASH is an increasingly common chronic liver disease with worldwide distribution that is closely associated with diabetes and obesity, which have both reached epidemic proportions. It is estimated that there are at least 1.46 billion obese adults worldwide. Approximately 6 million individuals in the U.S. are estimated to have progressed to NASH and some 600,000 to NASH-related cirrhosis. NASH and NAFLD are now considered the number one cause of liver disease in Western countries.

Currently, there are no approved treatments for NASH. While patients presenting with NASH are counseled on lifestyle modifications, new effective treatments are urgently needed, particularly in the setting of advanced fibrosis and cirrhosis. Currently, each of Intercept Pharmaceuticals, Genfit, Gilead and Allergan (Tobira) has a compound in one or more Phase 3 trials in NASH. In addition, many Phase 2 and earlier stage studies of other classes of compounds are underway by different companies.

Primary biliary cholangitis (formerly known as primary biliary cirrhosis), or PBC, is a chronic, or long-term, disease of the liver that slowly destroys the medium-sized bile ducts within the liver. Bile is a digestive liquid that is made in the liver. It travels through the bile ducts to the small intestine, where it helps digest fats and absorb fatty vitamins. In patients with PBC, the bile ducts are destroyed by inflammation. This causes bile to remain in the liver, where gradual injury damages liver cells and causes cirrhosis, or scarring of the liver. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function, leading to potential liver failure, liver transplantation or hepatocellular carcinoma. While PBC is a relatively rare disease (the incidence in Europe, North America, Asia and Australia ranges from 0.33-5.8 cases per 100,000, and is 10 times more common in women than in men), it remains one of the major causes of liver failure and/or the need for liver transplant.

Agonists of the farnesoid X receptor, referred to as FXR agonists, have shown promising activity in many preclinical models of liver disease. One FXR agonist, obeticholic acid, or OCA (brand name Ocaliva ®), which was approved by the FDA in May 2016 for the treatment of PBC, has already demonstrated favorable clinical results in NASH. We believe that new FXR agonists may provide substantial therapeutic benefit in NASH and PBC and may overcome some of the potential shortcomings of OCA, including limited effects on resolution of NASH, elevation of low-density lipoprotein, or LDL, and itching, also called pruritis.

Scientific Background

FXR is a nuclear hormone receptor that functions to modulate gene expression in response to various metabolic stimuli. FXRs are expressed at high levels in the liver and intestine. Bile acids have been identified as important physiological ligands for FXRs, able to bind and activate the receptor. The downstream gene modulation resulting from bile acid engagement of FXRs not only contribute to the regulation of bile acid synthesis and metabolism, but is also involved in a number of other metabolic processes, in particular lipid metabolism. More recently, it has been discovered that bile acids, via FXR, are able to promote insulin sensitivity and decrease lipid synthesis in the liver. In addition, studies have shown that bile acid-dependent FXR activation is able to provide beneficial effects on fibrosis in the liver as well. For these reasons, FXR is considered to be a viable target for NASH. Recent Phase 2b trials with OCA, a synthetic analog of natural bile acids known to activate FXR, demonstrated efficacy in NASH patients. In PBC, improved outcomes would be expected due to the reduction of bile acid synthesis by activation of FXR. OCA demonstrated efficacy in a Phase 3 trial in PBC, which was the basis for its conditional approval in the U.S. in May 2016 for the treatment of PBC in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA.

EDP-305 and Our Approach to the Treatment of NASH and PBC

Even though there has been clinical validation demonstrated by the FXR agonist, OCA, we believe that there is an opportunity for the development of a treatment that shows improvements in potency and efficacy and reductions in potential safety liabilities for the treatment of NASH and PBC. Using our strong chemistry capabilities, we have undertaken the discovery and development of new FXR agonists that we believe may provide substantial improvements over the FXR agonists currently in advanced clinical development.

EDP-305, our lead FXR agonist candidate, represents a new class of FXR agonists that has been designed to take advantage of increased binding interactions with the receptor. Further, this non-bile acid class contains steroidal and non-steroidal components, and does not contain the carboxylic acid group that can lead to the formation of taurine and glycine conjugates normally associated with bile acids, which may also be present in other classes of FXR agonists.

We reported the results of our Phase 1 a/b clinical study of EDP-305 in October 2017. Our double-blind, placebo-controlled Phase 1 study was designed to evaluate the safety, tolerability and pharmacokinetics of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-305 in adult healthy volunteer subjects, or HV subjects, and subjects with presumptive NAFLD, or PN subjects. By presumptive NAFLD, we mean adults who are obese, with or without pre-diabetes or type 2 diabetes.

In this Phase 1 study, EDP-305 was shown to be generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic (PK) data supporting once daily oral dosing. EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased FGF19 levels and reduced C4 levels which can be monitored as downstream markers indicating FXR activity. The results of the study support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus.

•

A total of 146 subjects received at least one dose of EDP-305 (n=110) or placebo (n=36) including 50 HV subjects in the SAD phases of the study and 96 (48 HV, and 48PN) subjects in the MAD phases of the study. Overall, mean BMI in the PN cohort was 32 (29, 35). SAD had 6 cohorts at doses of 1, 5, 10, 20, 40 and 80 mg EDP-305/placebo, and MAD had 6 cohorts at doses of 0.5, 1, 2.5, 5, 10 and 20 mg EDP-305/placebo for 14 days.

•

Strong FXR target engagement was demonstrated, with doses of EDP-305 > 1 mg increasing FGF19 and reducing C4 in all subjects, while PN subjects were even more sensitive with significant effects also observed in both parameters at the lowest multiple doses of 0.5 and 1 mg.

•	No serious adverse events (SAEs) were reported, and EDP-305 was generally well tolerated at all doses tested.
o	Treatment-emergent adverse events occurring in ≥ 2 EDP-305 treated subjects in MAD cohorts were: headache and pruritus in HV subjects, and constipation and pruritus in PN subjects.

o

Of the cases of pruritus noted (9% for EDP-305, 3% in placebo), the majority were mild or moderate and occurred at multiple doses of 20 mg, with no cases below 10mg. Notably, EDP-305 demonstrated potent engagement of the FXR receptor across the lower dose range where there was no pruritus.

o	Two subjects discontinued treatment in the MAD phase at the 20 mg dose level, one for a transient grade 2 elevation of ALT/AST liver enzymes, and one for moderate pruritus.
•

No dose-related changes in lipids were observed in HV subjects at any doses; and no dose-related changes in lipids were observed in PN subjects except for reductions of total cholesterol and high-density lipoprotein, or HDL, cholesterol at the multiple 20mg dose, with no concomitant increase in low-density lipoprotein, or LDL, cholesterol.

We plan to initiate a Phase 2 dose-ranging study in PBC patients by the end of 2017 and a Phase 2 dose-ranging study in NASH patients in early 2018.

Our RSV Program

Background Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and represents a serious unmet medical need in infants and children, as well as immune-compromised individuals and the elderly. RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia in children under 1 year of age in the United States. Each year, 75,000 to 125,000 children in this age group are hospitalized due to RSV infection. In one large U.S.-based study, RSV infection in children was associated with 20% of hospitalizations, 18% of emergency department visits, and 15% of pediatric office visits for acute respiratory infections in the November-April timeframe. Though a prophylactic monoclonal antibody-based treatment is available for infants considered at high risk for RSV infection, this study found that most young children affected by RSV infection were previously healthy, and thus would not normally be considered for prophylaxis. There is currently no safe and effective treatment available for treating RSV infection.

Scientific Background

RSV is a member of the Paramyxoviridae family, and is a single-stranded, negative-sense RNA virus. The RSV genome consists of ten genes that encode for 11 proteins, namely NS1, NS2, N, P, M, SH, G, F, M2-1, M2-2, and L.  The F and G proteins are the predominant target proteins for RSV vaccines. Similarly, small molecule therapeutics have focused primarily on the F (or fusion) protein, while some efforts have targeted the N and L proteins. There are two major subgroups of RSV, designated RSV-A and RSV-B, each of which contains numerous genotypes. Both groups are viewed as capable of causing RSV infections that can result in hospitalization.

EDP-938 and Our approach to the treatment of RSV

While a number of companies are developing potential approaches geared towards the F protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on the N-protein mechanism that targets the replication process of RSV. It is possible that N-protein inhibitors may also be effective at later stages of infection. Through our internal chemistry efforts, we have identified a clinical candidate, EDP-938, a potent inhibitor of RSV-A and RSV-B, and plan to initiate a Phase 1 clinical study by the end of calendar 2017.

Our HBV Program

Background and Overview of HBV

Hepatitis B virus, or HBV, can cause potentially life-threatening liver infection. The virus is transmitted through contact with the blood or other bodily fluids of an infected person. It is estimated that approximately 250 million people worldwide are chronically infected, and 15-25% of patients with chronic HBV infection develop chronic liver disease, including cirrhosis, liver cancer, or liver decompensation. It is also estimated that more than 885,000 people worldwide died in 2015 due to complications of HBV. Estimates for the total number of persons chronically infected with HBV in the U.S. vary but generally range between 0.5 million and 2.0 million. Combining U.S., Japan, and major EU populations, estimates of HBV prevalence have been as high as 4.9 million.

Current approaches to treatment include interferon therapy and/or inhibitors of HBV reverse transcriptase, the enzyme responsible for viral DNA synthesis, which is necessary for HBV replication. Treatment with interferon offers modest cure rates, and is accompanied by serious side effects, including flu-like symptoms, fatigue, headache and nausea. Reverse transcriptase inhibitors can be very effective at suppressing the virus but often require lifelong therapy and rarely result in full eradication of the virus from the liver. New treatments that can provide functional cures to chronically-infected patients are urgently needed.

Scientific Background

HBV is a partially double-stranded DNA virus, with a complex life cycle. There are multiple mechanisms associated with HBV replication that could potentially be targeted with new drugs, including mechanisms of entry, capsid assembly, cccDNA formation, transcription and secretion, as well as reverse transcriptase. In addition, host factor and immunological mechanisms could play a role as well.

Our approach to the treatment of HBV

We are initially focusing on new core inhibitors that we expect to have an impact on capsid assembly and possibly interfere with other viral processes. This approach is supported by early clinical validation, with the core inhibitor NVR 3-778 from Novira and JNJ-56136379 from Janssen demonstrating clinical reduction of viral DNA in chronic HBV patients in short-term Phase 2 clinical studies. We are making significant progress in discovering, characterizing, and securing patent protection for new core inhibitors.

Our goal is to identify a development candidate from our HBV program in 2018. In addition, we are conducting preclinical experiments with other mechanisms that target HBV.

Our Licensed HCV Protease Inhibitor Products

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

An estimated 180 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. More than 350,000 people die every year from HCV-related liver diseases. The CDC estimated in 2016 that 2.7-3.9 million people in the United States are chronically infected with HCV, with an estimated 33,900 new infections in 2015, the most recent year for which the CDC has published data. We believe that the chronically infected population remains significantly untreated, even with the introduction of several new regimens beginning in 2013. With the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the five leading HCV therapies in 2015 totaled approximately $23 billion. After the introduction of Merck’s 2-DAA regimen (brand name ZEPATIER™) and Gilead’s pan-genotypic 2-DAA regimen (brand name Epclusa™), reported worldwide sales of the seven leading HCV therapies in 2016 totaled approximately $19 billion. Reported worldwide net sales of the eight leading HCV therapies through the nine months ended September 30, 2017 totaled approximately $10 billion. In the quarter ending September 30, 2017, AbbVie’s new, pan-genotypic regimen, MAVYRET/MAVIRET, was approved in the U.S., the EU, Japan and other jurisdictions, including approval for 8-week treatment of treatment-naïve, non-cirrhotic HCV patients, and Gilead’s new 3-DAA regimen, VOSEVI, was also approved as a 12-week regimen, including approval in specified DAA-experienced patients.

HCV sales have declined since their peak in 2015 due to competitive pricing pressures and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment.  After the regulatory approvals of MAVYRET and VOSEVI, Johnson & Johnson and Merck announced they had terminated their development of additional HCV treatments.

The approved treatments for HCV have provided significant benefit to HCV patients. To date, these treatments have cure rates approaching 100% in several subpopulations. Medical practice defines a “cure” as the point at which there is no quantifiable virus in a patient’s blood for a sustained period of time after cessation of therapy, which is often referred to as a sustained virologic response, or SVR.

Scientific Background

Most of the currently approved HCV therapies targeting HCV focus directly on the viral life cycle and proteins that are critical to HCV replication. Replication of the HCV genome occurs on intracellular membranes and requires the participation of multiple viral proteins, some of which have enzymatic activities. Agents, often referred to as inhibitors, that target viral proteins directly are generally referred to as direct acting antivirals, or DAAs. All currently approved DAA therapies include one or a combination of two or more inhibitors of the NS3 protease, the NS5A protein, and the NS5B polymerase.

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

Our Licensed Products in AbbVie’s Marketed Therapies

Paritaprevir - The first protease inhibitor developed through our collaboration with AbbVie, paritaprevir is one DAA in AbbVie’s 3-DAA regimen marketed as VIEKIRA PAK® in the U.S. (containing paritaprevir/ritonavir/ombitasvir/dasabuvir). Co-administration of paritaprevir with ritonavir, which we refer to together as paritaprevir/r, combines paritaprevir with a commonly used boosting agent that increases the blood concentrations of many protease inhibitors and has enabled once-daily dosing of paritaprevir. AbbVie developed paritaprevir/r in the 3-DAA combination with its non-nucleoside polymerase and NS5A inhibitors, with or without ribavirin, for treatment of genotype 1 HCV patients This 3-DAA combination has been sold as VIEKIRA PAK in the U.S. since December 2014, and as VIEKIRAX®+EXVIERA® in the EU since January 2015, for non-cirrhotic patients and those with early stage, or compensated, cirrhosis. AbbVie also markets a 2-DAA combination of paritaprevir with the same NS5A inhibitor for genotype 4 HCV patients in the U.S. and EU under the name VIEKIRAX, which is also approved for genotype 1 patients in Japan.

Glecaprevir - Our second protease inhibitor, glecaprevir, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor.  This co-formulated combination, marketed as MAVYRET (U.S.) or MAVIRET (ex-U.S.), contains two new DAAs that target and inhibit proteins essential for the replication of the hepatitis C virus.  MAVYRET/MAVIRET is approved in the U.S. and the EU as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6).

•

The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations. The key studies are summarized below:

Study Name	Patient Population	Treatment Duration	SVR12 Rate
ENDURANCE-1	GT1 without cirrhosis, new to treatment or not cured with previous IFN-based treatments (pegIFN +/- RBV or SOF/RBV +/- pegIFN), and patients co-infected with HIV-1	8 weeks	99% (n=348/351)

ENDURANCE-3	GT3 without cirrhosis, new to treatment	8 weeks	95% (n=149/157)

SURVEYOR-2 (Part 4)	GT2, 4, 5, or 6 without cirrhosis, new to treatment or not cured with previous IFN-based treatments (pegIFN, SOF/RBV or pegIFN/SOF)	8 weeks	97% (n=196/203)

EXPEDITION-1	GT1, 2 with compensated cirrhosis (Child-Pugh A)	12 weeks	99% (n=145/146)

EXPEDITION-4

GT1-6 chronic HCV infection and chronic kidney disease (CKD), including those on dialysis, not cured with previous treatment with sofosbuvir (SOF) plus ribavirin (RBV)

or with interferon (IFN) plus RBV, with or without SOF

		12 weeks	98% (n=102/104)

Drug Discovery

We have internally discovered all of the compounds in our research and development programs. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology, with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of virology and liver disease product candidates.

We focus on virology and liver disease indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team and includes our ability to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

Collaboration and License Agreement with AbbVie

We entered into a Collaborative Development and License Agreement with Abbott Laboratories in November 2006 to develop and commercialize HCV NS3 and NS3/4A protease inhibitors. The agreement, which was amended in January and December 2009, was then assigned to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie. Under the agreement, we have granted AbbVie an exclusive, worldwide, royalty-bearing license, including a right to grant sublicenses, to specified intellectual property, including several issued U.S. patents, relating to protease inhibitors. We also granted AbbVie access to our drug discovery capabilities in the HCV NS3 and NS3/4A protease inhibitor field. AbbVie granted us a co-exclusive (together with AbbVie), royalty-free, fully paid license, without the right to grant sublicenses, to certain of AbbVie’s intellectual property, AbbVie’s interest in joint intellectual property and improvements discovered by AbbVie, for the purpose of allowing us to conduct certain development and commercialization activities in the United States relating to protease inhibitors. AbbVie is responsible for and has funded all costs associated with the development, manufacturing and commercialization of paritaprevir, glecaprevir and any other compounds under this agreement. Under the agreement, we are eligible to receive milestone payments and royalties with respect to these compounds. So long as a product candidate is being developed or commercialized under the agreement, we undertake not to conduct any activity, or grant licenses to a third party, relating to protease inhibitors.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir, and glecaprevir is now the second commercialized protease inhibitor. AbbVie’s MAVYRET/MAVIRET, which is the fixed-dose combination of glecaprevir with pibrentasvir, received regulatory approval in the U.S., EU and Japan in the quarter ending September 30, 2017. Through September 30, 2017, we have received a total of $500.0 million from AbbVie as part of our collaboration, consisting of license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties. We earned a $15.0 million milestone payment upon reimbursement approval of MAVIRET in Japan in November 2017.

We are receiving annually tiered royalties on each protease product developed under the agreement, ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, based on AbbVie’s calendar year net sales of its HCV regimens that are allocated to the protease product in each regimen. However, if a product is determined to be a combination product, as is the case for both paritaprevir and glecaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. In October 2014, we entered into an amendment to our agreement with AbbVie to finalize the net sales allocations for regimens containing paritaprevir, as well as for any regimen containing glecaprevir. Under the terms of the agreement as amended, 50% of AbbVie’s net sales of the MAVYRET/MAVIRET regimen containing glecaprevir are allocated to glecaprevir net sales for purposes of calculating royalties, whereas only 30% of net sales of a 3-DAA regimen containing paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir are allocated to paritaprevir net sales. These royalties are calculated separately for each protease product, and the tiered royalty rates return to the lowest tier at the start of each calendar year.

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

AbbVie’s obligation to pay royalties on products developed under the agreement expires on a country-by-country and product-by-product basis upon the later of (i) the date of expiration of the last of the licensed patents with a valid claim covering the product in the applicable country, and (ii) ten years after the first commercial sale of the product in the applicable country.

Our intellectual property existing as of the effective date of the agreement remains our property. Any intellectual property jointly developed is jointly owned. We will have the unilateral right to enforce our patent rights on any covered product following the first commercial sale of such product, as will AbbVie. In the event of infringement related to any of our patents, we will have the first right and option to initiate legal proceedings or take other actions. In the event of infringement related to any AbbVie patents, AbbVie will have the first right and option to initiate legal proceedings or take other actions. In the event of infringement of a joint patent right, we will discuss with

AbbVie whether to initiate legal proceedings or take other actions. AbbVie will have the obligation to defend at its sole expense any actions brought against either party alleging infringement of third-party rights by reason of the activities conducted under the agreement and we will have the right to obtain separate counsel at our own expense. Additionally, AbbVie, at its sole expense, will be responsible for all trademark prosecution.

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

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, PBC, RSV and HBV and other viral infections or liver diseases that we may target in the future.

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development. We will not be able to compete successfully unless we are able to:

•	design and develop products that are superior to other products in the market;
•	attract qualified scientific, medical, sales and marketing and commercial personnel;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals; and
•	collaborate with others in the development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety, or some combination of these factors, in order to overcome price competition and to be commercially successful.

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to continue to face intense competition from existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV. The principal competitive treatments are Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasir), Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir) and Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures); Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir); with limited competition in certain sub-populations in specific geographies from Bristol-Myers Squibb’s Daklinza™ (daclatasvir) and daclatasvir in combination with asunaprevir; and Johnson & Johnson’s Olysio® (simeprevir).

Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s products obsolete or noncompetitive. AbbVie’s marketed HCV regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, marketing and sales capabilities, and other factors. If any of the products developed under our collaboration agreement with AbbVie face competition from generic products, the collaboration agreement provides that the royalty rate applicable to such product is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against current and future competitors for AbbVie’s HCV products, our financial condition, operations and stock price will suffer.

We also expect our product candidates in other disease areas to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Allergan (Tobira). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Boehringer Ingelheim, Conatus, Cirius, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Novartis, NGM, Novo Nordisk, Pfizer, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Arena Pharmaceuticals, Fast Forward Pharmaceuticals, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, and Islet. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Altimmune, Assembly, Enyo and Transgene.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Bioscienes, Johnson & Johnson, Gilead and ReViral have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody.  Earlier stage, small molecule programs have also been reported by Medivir and Pulmocide.  A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children affected by RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

Each of our major programs, including HCV, NASH, PBC, HBV and RSV, typically has several issued patents and pending patent claims in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

NASH, HBV and RSV Programs. Our patent portfolio directed to FXR agonists for NASH, PBC and fibrosis, core inhibitors for HBV and N-protein inhibitors for RSV includes pending U.S. patent applications as well as numerous foreign patent applications.

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie includes U.S. patents and foreign patents, as well as non-provisional applications. The issued U.S. composition-of-matter patent covering paritaprevir is expected to expire in 2031. The issued U.S. composition-of-matter patent covering glecaprevir is expected to expire in 2032. AbbVie is a joint owner of a number of these patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

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

In addition, we jointly own patent applications, together with AbbVie, that claim paritaprevir and glecaprevir as a chemical entity. However, there is no guarantee that such applications will issue. Further, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have already or could obtain rights to patents that could be used to prevent or attempt to prevent us from commercializing our product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from commercializing our product candidates unless we were able to obtain a license under such patents, which may not be available on commercially reasonable terms or at all.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practice, or GLPs, or other applicable regulations;
•	Submission to the FDA of an Investigational New Drug Application, or an IND, which must become effective before human clinical trials may begin;
•

Performance of adequate and well-controlled human clinical trials according to the FDA’s current Good Clinical Practice, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;

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

Before approving an NDA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

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

There have been proposals by President Trump and the Republican majorities in both houses of the U.S. Congress to repeal or replace all or portions of the Affordable Care Act but to date no such legislation has been agreed upon. At this time, it remains unclear what legislation, if any, to repeal or replace the Affordable Care Act will become law, or what impact any such legislation may have on our existing product candidates, any of our future product candidates or AbbVie’s commercialization of its HCV regimens. The full impact that the Affordable Care Act and other new laws will have on our business remains uncertain.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any drug candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical drug pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Manufacturing

We do not have our own manufacturing capabilities, except with respect to limited amounts of active pharmaceutical ingredients needed for preclinical development. In the past, we have relied on third-party manufacturers for supply of active pharmaceutical ingredients, and we expect that in the future we will rely on such manufacturers for the supply of ingredients that will be used in clinical trials of our product candidates that we are developing ourselves. Manufacturing for paritaprevir and glecaprevir are conducted by AbbVie. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any product candidates that we commercialize ourselves. We believe that all of the materials required for the manufacture of those product candidates could be obtained from more than one source.

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and currently have no fixed plans to invest in or build such capabilities internally. We have partnered our products for HCV with AbbVie. We may also partner or collaborate with, or license commercial rights to, other larger pharmaceutical or biopharmaceutical companies to support the development of one or more of our wholly owned product candidates through late-stage clinical development and, if successful, commercialization. However, we still retain all commercial rights to our independent programs and we will continue to evaluate our alternatives for commercializing them once they are more advanced in their clinical development.

Employees

As of September 30, 2017, we had 89 full-time employees, 53 of whom hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

Available Information

Our Internet website address is http://www.enanta.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Investors may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Enanta Pharmaceuticals, Inc. and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon the development and commercialization efforts of AbbVie for combination therapies incorporating our protease inhibitors paritaprevir or glecaprevir for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the clinical development and commercialization of regimens containing paritaprevir or glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to generate significant revenue in the near term will depend primarily on the success of AbbVie’s continued efforts to commercialize its paritaprevir-containing regimens in markets worldwide, as well as the successful marketing launch and commercialization by AbbVie of MAVYRET/MAVIRET. Such successes are subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to its regimens containing paritaprevir or glecaprevir. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of paritaprevir or glecaprevir in combination therapies. For example, AbbVie:

•

may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for the MAVYRET/MAVIRET regimen in the various markets of the world where it is being introduced and sold by AbbVie;

•	may not compete successfully with its MAVYRET/MAVIRET regimen against other products and therapies for HCV;
•	may experience different competitive challenges and market opportunity for its paritaprevir-containing regimens as it begins to commercialize its MAVYRET/MAVIRET HCV regimen containing glecaprevir;
•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for its regimens containing paritaprevir or glecaprevir;
•	may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;
•	may not commit sufficient resources to the marketing and distribution of MAVYRET/MAVIRET, whether for competitive or strategic reasons or otherwise due to a change in business priorities;
•	may cease to perform its obligations under the terms of our collaboration agreement;
•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment; and

•

may not be able to manufacture paritaprevir or glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand

We do not have access to all information regarding the HCV regimens being commercialized by AbbVie, including certain information about spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products licensed under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of MAVYRET/MAVIRET could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of licensed product without consulting us, and may make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

Our royalty revenues are derived from AbbVie’s net sales of regimens to treat HCV. If AbbVie is unable to increase and maintain sales of these regimens above current levels of sales, our royalty revenues and results of operations would be adversely affected.

Our quarterly royalty revenue from AbbVie’s net sales of HCV treatment regimens containing paritaprevir has declined since those sales peaked in the first quarter of our fiscal 2016. AbbVie has priced the MAVYRET/MAVIRET regimen well below the pricing of its first HCV regimens, and below that of its principal competitor, which means AbbVie will need to capture significant increases in market share to maintain or increase its HCV net sales and our royalty revenues. While commercialization of these regimens is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts, and there may be a decline in AbbVie’s market share over time due to competitive actions by its principal competitor. We also note that AbbVie’s principal competitor in HCV, Gilead, has reported a decline year over year across all major geographic markets in the number of new patients starting on DAA treatments for HCV.

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for NASH, PBC, HBV and RSV, as well as other liver diseases and viral infections, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

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

In all the disease areas currently under the focus of our research and development efforts, there are other companies with more product candidates that are more advanced than ours. Our competitors may succeed in developing these product candidates or others and obtaining regulatory approval before we can do so with any of our product candidates. If we are not “first to market” with one of our product candidates in one or more of these disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a follow-on competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, in order to gain regulatory approvals, overcome price competition and be commercially successful.

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvirm), Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir) and Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures); Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir); Bristol-Myers Squibb’s Daklinza™ (daclatasvir) and daclatasvir in combination with asunaprevir; and Johnson & Johnson’s Olysio® (simeprevir). Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products, the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition as new products continue to enter the NASH and antiviral markets and advanced technologies become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Boehringer Ingelheim, Conatus, Cirius, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Novartis, NGM, Novo Nordisk, Pfizer, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Arena Pharmaceuticals, Fast Forward Pharmaceuticals, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, and Islet. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Altimmune, Assembly, Enyo and Transgene.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Bioscienes, Johnson & Johnson, Gilead and ReViral each have compounds in Phase 2 development, as does Ablynx with a potential therapeutic antibody.  Earlier stage, small molecule programs have also been reported by Medivir and Pulmocide.  A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

If we are not successful in discovering further product candidates in addition to EDP-305 and EDP-938, our ability to expand our business and achieve our strategic objectives will be impaired.

Much of our internal research is at preclinical stages. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying additional potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Expenses associated with development of our product candidates may cause our results of operations to fluctuate from period to period, which may result in losses.

Many of the preclinical and clinical development activities required for our product candidates have to be contracted out to contract research organizations (CROs) at significant expense. We expect these expenses to increase substantially in the coming year as we advance compounds and conduct more clinical studies. It is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, and Nathalie Adda, M.D., our Senior Vice President, Chief Medical Officer, as well as other employees and consultants. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie. Future levels of royalties under the AbbVie agreement are uncertain. We have had no other products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future, and our ability to achieve sustained profitability is unproven.

In each of our 2017, 2016, 2015 and 2014 fiscal years our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and royalties we earned since December 2014 on net sales of AbbVie’s HCV regimens allocated to our protease inhibitors included in those regimens. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir are uncertain given the competitive nature of the market for HCV therapies, the emergence of new therapies for HCV, price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen or that regimen may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir containing regimens is curtailed or if any launch or commercialization of MAVYRET/MAVIRET is delayed or is not successful. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs, exclusive of costs incurred by AbbVie in developing MAVYRET/MAVIRET. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which have been clinically developed by AbbVie, has yet to advance beyond Phase 2 clinical trials. Any future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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
•

governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for NASH, PBC, RSV or HBV;

•

program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA, the EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours. If we or any future collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, and our ability to commence product sales and generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may choose to test any of our clinical candidates preclinically and/or clinically in combination with other compounds with different mechanisms of action, and any adverse results from such testing may have adverse consequences for the further development potential of not only the combination but also the clinical candidate itself as a monotherapy or in combination with other mechanisms of action.

We expect that the further development of successful therapies in our principal disease areas of NASH, RSV and HBV may require combining one or more of our compounds with other compounds with different mechanisms of action. To advance our programs and achieve favorable opportunities for any such combinations we may conduct preclinical testing, as well as clinical testing, with one of our other compounds or with a compound of a third party, with or without a longer-term collaboration with any such party. We may choose to disclose such testing in advance, but we can anticipate that some of the testing would be done without any public disclosure. If any such testing produces adverse results, we may have to disclose it to regulatory authorities as part of the data available with respect to our product candidate and the data may have adverse consequences for the further development and the ultimate conditions attached to any approved use of the product candidate, whether in the combination tested or even as a monotherapy or in combination with other mechanisms.

EDP-305, EDP-938 or any other product candidate emerging from our current NASH, PBC, RSV and HBV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our NASH/PBC program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. The adverse effects from long-term exposure to the FXR drug class are not well known since within this class only two drugs have been approved by the FDA—Ocaliva®, approved in May 2016 for PBC, and an older drug not commonly used but approved to treat cholesterol gallstones (by dissolving them) and a rare lipid storage disease. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of any product we develop.

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

Product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical early and late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could make the results of planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, which could delay completion of clinical trials, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenues.

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for its paritaprevir-containing regimens and for MAVYRET/MAVIRET, which contains glecaprevir. We have not obtained regulatory approval by ourselves for any of our wholly owned product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or other comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submissions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies of any of our product candidates; and

•	the approval policies or regulations of the FDA, the EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We cannot be assured that after spending substantial time and resources, we will obtain regulatory approvals in any desired jurisdiction. Even if we were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we do or could in effect shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, it may ultimately not be possible to achieve the prices intended for our products. In many foreign countries, including those in the European Union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and our business.

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

In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, and good clinical practices, or GCP, for any clinical trials that we or our collaborators conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on any post-approval clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we, or AbbVie in the case of any licensed HCV product, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or AbbVie are not able to maintain regulatory compliance, our product candidates or AbbVie’s licensed HCV products may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Risks Related to Commercialization of Our Product Candidates

Even if AbbVie successfully commercializes MAVYRET/MAVIRET, or even if we are able to commercialize any other treatment regimen containing one of our product candidates from any of our proprietary discovery programs, MAVYRET/MAVIRET or the resulting products, as the case may be, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on us or on AbbVie’s commercialization of its HCV regimens.

Our ability to commercialize any product candidate successfully, as well as AbbVie’s commercialization of MAVYRET/MAVIRET, will also depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments for only those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, MAVYRET/MAVIRET or any product candidate for which we may obtain marketing approval. If reimbursement is not available or is available only to limited levels,  AbbVie may not be successful in commercializing MAVYRET/MAVIRET and we may not be able to successfully commercialize any product candidate for which we may seek marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable authorities in other jurisdictions. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. AbbVie’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for MAVYRET/MAVIRET, or our inability to do the same for any product candidate that we develop, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

In general, the United States and several other jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop or that are being commercialized under our collaboration with AbbVie. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue, maintain profitability or commercialize our product candidates.

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

Our commercial success depends upon significant market acceptance among physicians, patients and healthcare payors of MAVYRET/MAVIRET, as well as similar market acceptance of any product candidates we are developing independently.

MAVYRET/MAVIRET, as well as EDP-305, EDP-938, or any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of MAVYRET/MAVIRET or of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

•	the continued longevity of the HCV drug market or growth and longevity of any other market for which we develop a drug;
•	the levels of funding provided by government-funded healthcare for HCV treatment or treatment of any other disease for which we develop a drug;
•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;
•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and
•	the effectiveness of our sales and marketing efforts and those of AbbVie in the case of MAVYRET/MAVIRET.

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

In most foreign countries, particularly in the European Union, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we (or AbbVie in the case of MAVYRET/MAVIRET) might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues that are generated from the sale of the product in that country. If reimbursement of MAVYRET/MAVIRET or of any of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

In addition, certain of our activities have been funded, and may in the future be funded, by the United States federal government. For example, the preclinical and early clinical development of the lead antibiotic product candidate in our former antibiotic program, which we are no longer developing, was funded under a contract with NIAID, an entity of the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government and United States government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to certain requirements to manufacture products in the United States.

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

In order to avoid or settle potential claims with respect to any patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both, which could be substantial. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of our business operations, if, as a result of actual or threatened patent or other intellectual property claims, we are unable to enter into licenses on acceptable terms. Further, we could be found liable for significant monetary damages as a result of claims of intellectual property infringement. For example, we have received, and may in the future receive, offers to license and demands to license from third parties claiming that we are infringing their intellectual property or owe license fees and, even if such claims are without merit, there can be no assurance that we will successfully avoid or settle such claims.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•

we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or may in the future exclusively license, which could result in the patent applications not issuing or being invalidated after issuing;

•	we might not have been the first to file patent applications covering certain of our inventions, which could result in the patent applications not issuing or being invalidated after issuing;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;

•

issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors; we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;

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

Risks Related to Our Industry

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

Our internal computer systems, or those of our collaborator, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security breaches.

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data.  Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

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

Our insurance policies are expensive and only protect us from specified business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we have adequate levels of coverage for any liability we may incur, or whether we will always be able to continue to maintain such insurance. Any significant uninsured liability may require us to make substantial payments, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price may result in us being required to pay substantially higher premiums for our directors’ and officers’ liability insurance than those to which we are currently subject, and may even cause one or more of our underwriters to be unwilling to insure us.

Risks Related to Our Common Stock

Our stock price has been, and is likely to continue to be, volatile, and thus our stockholders could incur substantial losses.

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $52.58. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•

actions by AbbVie regarding HCV treatment regimens containing paritaprevir or the MAVYRET/MAVIRET regimen containing glecaprevir as approved in the U.S., EU and Japan, including announcements regarding clinical, regulatory or commercial developments or our collaboration;

•

market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s paritaprevir-containing HCV treatment regimens or competitive HCV drugs;

•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to maintain their sales levels or AbbVie’s MAVYRET/MAVIRET regimen to achieve commercial success;
•	results from or delays of clinical trials of our other product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;
•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory, political or legal developments in the United States or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to commercialize our product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;
•	market conditions in the pharmaceutical and biotechnology sectors;
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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of September 30, 2017 of $46.80 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $6.6 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” Based on the market value of our common stock at March 31, 2017 and the number of shares of our common stock held by non-affiliates, we will continue to be an “emerging growth company” until the end of our 2018 fiscal year. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will continue to be an “emerging growth company” until our fiscal year ending September 30, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2017, we had 19.1 million shares of common stock outstanding. In addition, as of September 30, 2017, 2.3 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space. The term of our current lease expires on September 1, 2022.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2017 and 2016:

	Fiscal 2017
	High	Low
First Quarter	$34.53	$22.32
Second Quarter	$36.05	$27.72
Third Quarter	$37.54	$29.45
Fourth Quarter	$46.80	$33.42

	Fiscal 2016
	High	Low
First Quarter	$40.68	$23.90
Second Quarter	$34.19	$21.52
Third Quarter	$32.41	$21.55
Fourth Quarter	$26.81	$21.00

As of December 1, 2017, there were 30 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from March 21, 2013 through September 30, 2017 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIFTY FOUR MONTH CUMULATIVE TOTAL RETURN

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

We have derived the consolidated statements of operations data for the years ended September 30, 2017, 2016, and 2015 and the consolidated balance sheet data as of September 30, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2014 and 2013 and the balance sheet data as of September 30, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$102,814	$88,268	$160,880	$47,741	$32,053
Operating expenses:
Research and development	57,451	40,461	23,189	18,740	16,841
General and administrative	20,749	16,966	13,543	10,016	6,183
Total operating expenses	78,200	57,427	36,732	28,756	23,024

Income from operations	24,614	30,841	124,148	18,985	9,029
Other income (expense), net	2,333	1,719	1,307	283	598

Net income before income tax	26,947	32,560	125,455	19,268	9,627
Income tax (expense) benefit	(9,237)	(10,894)	(46,463)	15,170	—
Net income	17,710	21,666	78,992	34,438	9,627
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(2,526)
Net income attributable to participating securities	—	—	—	—	(13,670)
Net income (loss) attributable to common stockholders	$17,710	$21,666	$78,992	$34,438	$(6,569)

Net income (loss) per share attributable to common stockholders:
Basic	$0.93	$1.14	$4.23	$1.88	$(0.67)
Diluted	$0.91	$1.13	$4.09	$1.80	$(0.67)
Weighted average common shares outstanding:
Basic	19,066	18,929	18,673	18,355	9,788
Diluted	19,407	19,224	19,295	19,185	9,788

	As of September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$293,707	$242,203	$209,443	$131,767	$112,183
Working capital	216,837	224,267	163,937	103,229	100,187
Total assets	326,637	281,277	246,013	155,415	116,973
Capital lease obligation	458	531	598	—	—
Warrant liability	807	1,251	1,276	1,584	1,620
Series 1 nonconvertible preferred stock	762	159	163	202	—
Total stockholders’ equity	301,676	269,936	236,157	148,654	110,468

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under our HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/

dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly owned research and development efforts, which are currently focused on the following disease targets:

•	non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 6 million individuals in the U.S. alone;
•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.;
•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under one year of age in the U.S., resulting in an estimated 75,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $293.7 million in cash and marketable securities at September 30, 2017. In fiscal 2017, we received and earned as revenue a total of $65.0 million in milestone payments for commercialization regulatory approvals of the glecaprevir/pibrentasvir combination in the U.S. in August 2017 and the EU in July 2017 and earned $37.8 million in per-product royalties on portions of AbbVie’s net sales of its HCV regimens allocated to paritaprevir or glecaprevir. We earned the remaining $15.0 million milestone payment from AbbVie upon reimbursement approval for MAVIRET in Japan in November 2017. We expect our existing financial resources and quarterly royalty payments will allow us to continue to invest for the foreseeable future in our wholly owned research and development programs.

Our Wholly Owned Programs

Our wholly owned research and development programs are in liver disease (non-virology), namely NASH and PBC, and in virology, namely RSV and HBV:

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

•

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

▪

EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased levels of FGF19 and reduced levels of C4, both of which are monitored as downstream markers indicating FXR receptor activity.

▪	Results support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus (itching).
•

Since November 2016, we have presented data at the 2016 and 2017 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 NASH-TAG conference and the 2017 International Liver Congress (ILC) that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

•	We plan to initiate a Phase 2 clinical study of EDP-305 in PBC patients by the end of calendar 2017.
•	We also plan to initiate a Phase 2 clinical study of EDP-305 in NASH patients in early 2018.
•	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
•

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH and that either or both of these could be used as combination therapies for NASH.

•

RSV: We have selected EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, as our first development candidate for RSV. We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

•

In June 2017, we presented preclinical data demonstrating that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro. EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry, replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

•	We plan to initiate a Phase 1 clinical study of EDP-938 by the end of calendar 2017.
•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV with the goal of identifying a development candidate in 2018. In addition, we are conducting preclinical experiments with other mechanisms that target HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. Royalties on AbbVie’s net sales allocated to the protease inhibitors in these HCV regimens provided us $37.8 million and $57.7 million in royalty revenue in our 2017 and 2016 fiscal years, respectively. To date, we have earned a total of $330.0 million in milestone payments related to clinical development and commercialization regulatory approvals of these regimens in major markets, including a $15.0 million milestone earned in November 2017.

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in its new fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ in the U.S. and MAVIRET™ ex-U.S. and referred to in this report as MAVYRET/MAVIRET, is a new, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, which is referred to as being pan-genotypic. In the EU, U.S. and Japan it is approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets.

Our economics from AbbVie’s MAVYRET/MAVIRET consist of two components:

•

We earned a total of $65.0 million in milestone payments in fiscal 2017 upon approval for the glecaprevir/pibrentasvir combination in the U.S. and the EU, and we earned the remaining $15.0 million milestone payment in November 2017 in connection with commercialization regulatory approval in Japan.

•

We also receive annually tiered, double-digit, per-product royalties on 50% of the net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET, which are calculated separately from the royalties of paritaprevir-containing regimens.

The EU, U.S. and Japan authorizations for the MAVYRET/MAVIRET combination of glecaprevir and pibrentasvir, and AbbVie’s applications for approval of MAVYRET/MAVIRET in other jurisdictions, are supported by the following studies:

•

8 weeks for treatment-naïve, non-cirrhotics: In November 2016, results from several Phase 3 studies of this combination demonstrated 97.5% of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved sustained virologic response at 12 weeks post-treatment, referred to as SVR12, with just 8 weeks of MAVYRET/MAVIRET treatment.

•

8 weeks with chronic kidney disease: Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98% of patients (n=102/104) across all major genotypes (GT1-6) achieved SVR12 with 12 weeks of treatment with MAVYRET/MAVIRET.

•

8 weeks for GT-3: Data from AbbVie’s ENDURANCE-3 study were presented at the International Liver Congress, or ILC, demonstrating that 95% of patients with challenging-to-treat, genotype 3 (GT3) chronic HCV infection, without cirrhosis and new to treatment, achieved SVR12 after 8 weeks of treatment with MAVYRET/MAVIRET.

•

12 weeks for compensated cirrhosis: Data from AbbVie’s EXPEDITION-1 study were also presented at the ILC, demonstrating that 99% of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved SVR12 following 12 weeks of MAVYRET/MAVIRET treatment without ribavirin.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world under the trade names VIEKIRA PAK®, VIEKIRAX® VIEKIRAX XR™ and TECHNIVIE®. First approved and sold in the U.S. in December 2014 for treatment of genotype 1, or GT-1, HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for genotype 4, or GT-4, HCV.

Financial Operations Overview

We are currently funding all research and development for our internal programs. We expect to incur substantially greater expenses as we continue to advance our FXR agonist program for NASH and PBC. We have completed a Phase 1 study in 146 patients and plan to initiate additional studies, one in PBC patients by the end of calendar 2017 and one in NASH patients in early 2018. We also plan to initiate a Phase 1 clinical study of our lead RSV candidate, EDP-938, by the end of calendar 2017. We expect to increase expenses in fiscal 2018 as we conduct these clinical studies and advance other compounds into substantial preclinical development.

Since commencing our operations in 1995, we have devoted substantially all of our resources to the discovery and development of novel compounds for the treatment of viral infections and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under collaboration agreements with pharmaceutical companies and one government research and development contract, as well as net proceeds that we received from our March 2013 IPO. Our revenue from our collaboration agreements has resulted in our reporting net income in each of our past six fiscal years. Our revenue in the near term will continue to be dependent on our royalty payments from our collaboration with AbbVie.

For its new MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK, AbbVie has initially set a lower list price compared to its original HCV regimens and other HCV products on the market. As MAVYRET/MAVIRET replaces AbbVie’s paritaprevir-containing regimens over the next several quarters, AbbVie is seeking to increase its HCV market share through this pricing and the favorable treatment characteristics of the new regimen. It is still too early to know how successful AbbVie’s efforts will be. Given the uncertainty of AbbVie’s future HCV sales that will generate our royalty payments and the development risks affecting our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in fiscal 2018 and thereafter.

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

Beginning in our fiscal year ended September 30, 2015, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which is part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries since then. During the year ended September 30, 2017, AbbVie received approval for its new HCV regimen, marketed as MAVYRET™ in the U.S. and MAVIRET™ outside the U.S.

The following table is a summary of revenue recognized from our collaboration agreement and our government contract for the years ended September 30, 2017, 2016, and 2015:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
AbbVie agreement:
Milestones	$65,000	$30,000	$125,000
Royalties	37,814	57,692	34,077
NIAID contract:	—	576	1,803
Total revenue	$102,814	$88,268	$160,880

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. We earned and recognized as revenue milestone payments associated with commercialization regulatory approvals of HCV regimens under the AbbVie agreement totaling $65.0 million, $30.0 million and $125.0 million, during the years ended September 30, 2017, 2016, and 2015. Milestone revenue recognized in our fiscal 2017 was related to commercialization regulatory approvals of glecaprevir-containing regimens marketed as MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.) while milestone revenue recognized in our fiscal years 2016 and 2015 related to commercialization regulatory approvals of AbbVie’s paritaprevir-containing regimens. In November 2017, we earned an additional $15.0 million milestone payment from AbbVie related to commercialization regulatory approval of MAVIRET™ in Japan.

We also receive annually tiered, double-digit royalties per protease inhibitor product on AbbVie’s net sales allocable to either of our collaboration’s protease inhibitors. Under the terms of our AbbVie agreement, as amended in October 2014, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. In the case of regimens containing glecaprevir, 50% of AbbVie’s net sales are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

We expect all of our revenue in 2018 to be generated from our collaboration agreement with AbbVie.

NIAID Contract

Under our NIAID contract, which ended in August 2015, we received research and development funding of approximately $20.6 million from NIAID through September 30, 2016. We recognized revenue of $0.6 million and $1.8 million under this agreement during the years ended September 30, 2016 and 2015, respectively.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years. We expect that our revenue for the next several years will be derived from royalties and the remaining milestone payment (which was earned in November 2017) under our current collaboration agreement with AbbVie, as well as any additional collaboration that we may enter into in the future.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2017, 2016, and 2015:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Research and development	$57,451	$40,461	$23,189
General and administrative	20,749	16,966	13,543
Total operating expenses	$78,200	$57,427	$36,732

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any external expenses of preclinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation expense for employees engaged in scientific research and development functions;
•	third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities;
•	third-party license fees;
•	laboratory consumables; and
•	allocated facility-related costs.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our NASH, PBC, RSV and HBV programs.

Our research and drug discovery programs are at early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

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

Other Income (Expense), Net

Interest income. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for refunds received from tax authorities.

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

Income Tax Expense

Income tax expense is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit reported for the year-to-date period. The income tax expense for the years ended September 30, 2017, 2016, and 2015 resulted from federal and state taxes attributable to our operating income.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies as well as a description of our other significant accounting policies.

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

We apply Accounting Standards Codification No. 605-25, Revenue Recognition Multiple-Deliverable Revenue Arrangements, or ASC 605-25, for multiple element arrangements entered into or materially modified on or after October 1, 2011. This guidance amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of residual value method. The selling prices of deliverables under the arrangement may be derived using third-party evidence, (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”), is not available. The objective of BESP is to determine the price at which we would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors such as those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we consider whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under a multiple element arrangement are separated into multiple units if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. In determining the separate units of accounting, we evaluate whether the license has standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, we consider whether or not (i) the collaborator can use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license is dependent on the undelivered items, and (iii) the collaborator or other vendors can provide the undelivered items. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model is applied to each element and revenue is accordingly recognized as each element is delivered.

Royalty revenue is recognized based on contractual terms when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations remaining.

During the years ended September 30, 2016 and 2015, we also generated revenue from a government contract under which we were reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by us under the government contract were included in research and development expense in the consolidated statements of operations. This contract was completed in August 2015.

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

Stock-Based Compensation - Stock Options and Restricted Stock Unit Awards

We measure stock awards with service-based conditions granted to employees and directors at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Stock awards granted with service-based vesting conditions, which include restricted stock units and stock options, are recorded as an expense using the straight-line method. In the case of performance-based options, we recognize stock-based compensation expense related to these awards when the performance-based targets are deemed probable of being achieved.

The fair value of each restricted stock unit granted is based on the fair value of our common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have granted stock options with exercise prices equivalent to the fair value of our common stock on the date of grant. Generally, our expected volatility has been measured based on a combination of our historical stock volatility since our March 2013 IPO and the historical volatility of our publicly traded peer companies. We expect to continue to utilize this method until such time as we have adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options and we expect to continue to do so until such time as we have adequate historical data regarding our employee exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Our expected dividend yield is 0 and is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Stock-Based Compensation - Market and Performance-based Stock Unit Awards

In addition to awards with service-based vesting conditions, we also have granted performance share units, or PSUs, and relative stockholder return units, or rTSRUs, to certain of our executives. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The fair value of PSUs is based on the fair value of our common stock on the date of grant. The fair value of rTSRUs is based on a Monte Carlo simulation model. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, average closing price, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award.

The PSUs vest and result in issuance, at settlement, of common shares for each recipient based upon the recipient’s continued employment with us through the settlement date of the award and our achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. In the case of PSUs, we recognize stock-based compensation expense based on the grant date fair value of the award only when performance-based targets are deemed probable of being achieved.

The rTSRUs vest and result in the issuance of common stock based upon the recipient’s continuing employment with us through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of our common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index, generally over a two-year period based on a comparison of average closing stock prices in specified periods noted in the award agreement. The fair value related to the rTSRUs is recorded as stock-based compensation expense over the period from date of grant to the settlement date regardless of whether the related target relative total stockholder return is achieved.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement reporting purposes and the basis for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Assessment of the potential recovery of deferred tax assets requires judgment and is evaluated by estimating the future taxable income expected and considering prudent and feasible tax planning strategies. As of September 30, 2017, we continue to believe it is more likely than not that we will be able to realize our deferred tax assets and therefore no valuation allowance has been recorded in either period.

Uncertain tax positions represent tax positions for which reserves have been established. We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

JOBS Act

The JOBS Act was signed into law on April 5, 2012 and contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. Based on the market value of our common stock at March 31, 2017 and the number of shares of our common stock held by non-affiliates, we continued to be an “emerging growth company” for our fiscal 2017. Therefore, these exemptions will apply until the end of our fiscal year 2018, which includes the fifth anniversary of the completion of our initial public offering in March 2013.

Results of Operations

Comparison of Years Ended September 30, 2017, 2016, and 2015

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Revenue	$102,814	$88,268	$160,880
Research and development	57,451	40,461	23,189
General and administrative	20,749	16,966	13,543
Other income (expense), net:
Interest income	2,532	1,735	968
Interest expense	(40)	(45)	(8)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(159)	29	347
Income tax expense	(9,237)	(10,894)	(46,463)

Revenue. We recognized revenue of $102.8 million during the year ended September 30, 2017, as compared to $88.3 million during the year ended September 30, 2016. The increase in revenue of $14.5 million year over year was primarily due to timing of milestone payments earned under our AbbVie agreement and was partially offset by lower royalties earned on AbbVie’s net sales of HCV regimens allocated to paritaprevir during 2017 as compared to 2016. During the years ended September 30, 2017 and 2016, we recognized milestone revenue of $65.0 million and $30.0 million, respectively. In fiscal 2017, we earned and received milestone payments as a result of commercialization regulatory approvals for AbbVie’s glecaprevir-containing regimens in the EU and U.S. In fiscal 2016, we earned and received a milestone payment as a result of commercialization regulatory approval for AbbVie’s paritaprevir-containing regimen in Japan. We earned royalties of $37.8 million and $57.7 million during the years ended September 30, 2017 and 2016, respectively, primarily based on the portion of AbbVie’s net sales of its HCV regimens allocable to paritaprevir. We recognized lower royalty revenue in 2017 compared to 2016 due to lower sales of paritaprevir-containing regimens as a result of increased competition from other HCV products on the market. We began earning royalties on the portion of AbbVie’s net sales of glecaprevir-containing regimens in the fourth quarter of fiscal 2017.

We recognized revenue of $88.3 million during the year ended September 30, 2016 as compared to $160.9 million during the year ended September 30, 2015. The decrease in revenue of $72.6 million year over year was primarily due to a decrease in milestone payments received from AbbVie and was partially offset by higher royalties earned on the portions of AbbVie’s net sales of HCV regimens allocated to paritaprevir during 2016. During the years ended September 30, 2016 and 2015, we recognized milestone revenue of $30.0 million and $125.0 million, respectively. In fiscal 2016, we earned and received a milestone payment as a result of commercialization regulatory approval for AbbVie’s paritaprevir-containing regimen in Japan. In fiscal 2015, we earned and received milestone payments as a result of commercialization regulatory approvals for AbbVie’s paritaprevir-containing regimen in the U.S. and EU We earned royalties of $57.7 million and $34.1 million during the years ended September 30, 2016 and 2015, respectively, based on the portion of AbbVie’s net sales of its HCV regimens allocable to paritaprevir. We recognized higher royalty revenue in fiscal 2016 compared to 2015 due to the timing of regulatory approvals of paritaprevir-containing regimens which started in fiscal 2015 and continued in fiscal 2016.

Research and development expenses.

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
R&D programs:
Liver disease	$34,750	$17,840	$9,096
Virology	22,399	21,692	10,403
Other	302	929	3,690
Total research and development expenses	$57,451	$40,461	$23,189

Research and development expense increased by $17.0 million for the year ended September 30, 2017 as compared to the same period in 2016 due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our clinical and preclinical activities and an increase in external costs for those activities.

Research and development expenses increased by $17.3 million for the year ended September 30, 2016 as compared to the same period in 2015 due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities.

We expect that our research and development expenses will continue to increase in the future as we advance our NASH, PBC, RSV and HBV programs.

General and administrative expenses. General and administrative expenses increased by $3.8 million for the year ended September 30, 2017 as compared to the same period in 2016 primarily due to an increase in compensation expense due to increased headcount as well as the achievement of milestones in 2017 under existing performance-based stock awards in 2017.

General and administrative expenses increased by $3.4 million for the year ended September 30, 2016 as compared to the same period in 2015 primarily due to an increase in stock-based compensation expense related to an increase in headcount, additional stock option grants to employees, and achievement of performance-based stock awards in 2016.

Other income (expense), net. Changes in components of other income (expense), net were as follows:

Interest income. Interest income increased by $0.8 million for the year ended September 30, 2017 as compared to the same period in 2016 due to higher average investment balances and changes in interest rates for fiscal 2017 as compared to the same period in 2016.

Interest income increased by $0.8 million for the year ended September 30, 2016 as compared to the same period in 2015 due to higher average investment balances in fiscal 2016 as compared to 2015.

Interest expense. Interest expense represents interest related to our capital lease obligation.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We recognized other expense of $0.2 million and other income of less than $0.1 million for the years ended September 30, 2017 and 2016, respectively. We recognized expense in our fiscal 2017 due to an increase in fair value of the outstanding liabilities year over year, and recognized income in our fiscal 2016 due to a decrease in fair value of the outstanding liabilities year over year. During the year ended September 30, 2017, a total of 0.7 million warrants were exercised, resulting in the issuance of 0.7 million shares of Series 1 nonconvertible preferred stock.

Subsequent to September 30, 2017, a total of 0.9 million warrants were exercised prior to warrant expiration, resulting in 0.9 million shares of Series 1 nonconvertible preferred stock issued. On October 4, 2017, less than 0.1 million of outstanding warrants expired unexercised. The liability associated with these expired warrants will be reversed, resulting in income in 2018.

We recognized other income of less than $0.1 million and $0.3 million for the years ended September 30, 2016 and 2015 as a result of the remeasurement of the warrant liability and Series 1 nonconvertible preferred stock year over year due to a decrease in fair value of the outstanding liabilities.

Income tax expense. Income tax expense was $9.2 million and $10.9 million for the years ended September 30, 2017 and 2016, respectively. The effective tax rate for the years ended September 30, 2017 and 2016 was 34.3% and 33.5%, respectively. The decrease in income tax expense was primarily due to lower profit before taxes as well as an increase in federal research and development tax credits which were deductible for tax purposes. The increase in the effective tax rate was primarily due to an increase in non-deductible stock-based compensation expense. This increase was partially offset by an increase in federal research and development credits as part of our advancement of our wholly owned research and development programs in 2017.

Income tax expense was $10.9 million and $46.5 million for the years ended September 30, 2016, and 2015, respectively. The effective tax rate for the years ended September 30, 2016 and 2015 was 33.5%, and 37.0%, respectively. The decrease in income tax expense was primarily due to lower profit before taxes as well as the reinstatement in fiscal 2016 of the federal research and development tax credits for prior years, which were deductible for tax purposes and included in the Company’s annual effective tax rate for 2016. The decrease in the effective tax rate was primarily due to an increase in federal research and development credits as part of our advancement of our wholly owned research and development programs in 2016. This increase was partially offset by an increase in non-deductible stock-based compensation expense.

Income tax expense for all periods presented was attributable to the tax provision on the earnings of our operations, all of which are domestic.

Liquidity and Capital Resources

From our inception through September 30, 2017, we have financed our operations primarily through payments under our collaborations, government research and development contracts and grants, and the net proceeds from our initial public offering of our equity in March 2013.

The following table shows a summary of our cash flows for each of the years ended September 30, 2017, 2016, and 2015:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$52,653	$35,809	$76,673
Investing activities	$(4,572)	$(43,663)	$(88,186)
Financing activities	$1,017	$2,705	$2,540
Net increase (decrease) in cash and cash equivalents	$49,098	$(5,149)	$(8,973)

Net cash provided by operating activities

The increase in cash provided by operating activities of $16.8 million for the year ended September 30, 2017 as compared to the same period in 2016 was primarily driven by an increase in cash receipts under our collaboration with AbbVie of $15.9 million year over year. We received $105.1 million during 2017, including royalties and $65.0 million in milestone payments, compared to $89.2 million in cash from AbbVie during 2016, including royalties and a $30.0 million milestone payment. In addition, our cash taxes paid, net of refunds received, decreased by $17.5 million, due to lower profit before tax and timing of tax payments and refunds. These increases were partially offset by increased cash spending on research and development during 2017 in order to progress clinical development and preclinical research in our proprietary programs.

The decrease in cash provided by operating activities of $40.9 million for the year ended September 30, 2016 as compared to the same period in 2015 was primarily driven by a decrease in cash receipts under our collaboration with AbbVie of $55.5 million year over year. We received $89.2 million in cash from AbbVie during 2016, including royalties and a $30.0 million milestone payment, compared to $144.7 million in cash from AbbVie during 2015, including royalties and $125.0 million in milestone payments. In addition, we increased cash spending on research and development during 2016 in order to progress clinical development and preclinical research in our proprietary programs. These decreases to cash used in operating activities were partially offset by a decrease in income tax payments of $27.5 million based on lower income before income tax in 2016 as compared to 2015.

Net cash used in investing activities

The increase in cash used in investing activities of $39.1 million for the year ended September 30, 2017 as compared to the same period in 2016 was driven by timing of purchases, sales and maturities of marketable securities. In addition, our capital asset outlay decreased by $2.2 million year over year due to the expansion of our research facility which was completed in fiscal 2016.

The decrease in cash used in investing activities of $44.5 million for the year ended September 30, 2016 as compared to the same period in 2015 was driven by timing of purchases, sales and maturities of marketable securities. The decrease was partially offset by an increase in capital expenditure outlay in 2016 of $2.4 million compared to 2015 due to the expansion of our research facility in 2016.

Net cash provided by financing activities

The decrease in cash provided by financing activities of $1.7 million for the year ended September 30, 2017 as compared to the same period in 2016 was driven primarily by tax withholding payments for the vesting of performance stock units in 2017 and a lower income tax benefit for stock options exercised in fiscal 2017 as compared to fiscal 2016.

The increase in cash provided by financing activities of $0.2 million for the year ended September 30, 2016 as compared to the same period in 2015 was driven by an increase in proceeds from exercises of stock options.

Funding Requirements

As of September 30, 2017, we had $293.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2017 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast that the use of our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	2018	2019-2020	2021-2022	2023 and later	Total
	(in thousands)
Operating leases	$2,062	$4,289	$4,322	$—	$10,673
Capital leases	79	179	200	—	458
Total contractual commitments and obligations	$2,141	$4,468	$4,522	$—	$11,131

As of September 30, 2017, we had 1.0 million outstanding warrants for the purchase of Series 1 nonconvertible preferred stock and 1.0 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as long-term liabilities on our consolidated balance sheet and recorded at fair value of $1.6 million. The fair value of both of these classes of instruments was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities measured at fair value as of September 30, 2017. The Series 1 nonconvertible preferred stock issued combined with the outstanding warrants as of September 30, 2017, would require the payment of $2.0 million upon a qualifying merger or sale of our company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $293.7 million at September 30, 2017, which consisted of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of September 30, 2017.

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

In connection with the preparation of this Form 10-K, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2017 our internal control over financial reporting is effective.

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

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Proposal 1 - Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, also referred to as the 2018 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics (the code of ethics) that applies to all of our directors, officers and employees. The code of ethics is available on our website at http://www.enanta.com. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver as required by applicable law.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2018 Proxy Statement: “Executive Compensation” and “Corporate Governance—Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2018 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2017:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,567	(2)	$19.56	460	(3)
Equity compensation plans not approved by security holders
Totals	3,567			460

(1)	Consists of the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)

Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s Amended and Restated 1995 Equity Incentive Plan and the Company’s 2012 Equity Incentive Plan as well as Series 1 nonconvertible preferred stock issuable upon exercise of outstanding warrants.

(3)

Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2012 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan. This does not include 574 shares that were automatically added to the Company’s 2012 Equity Incentive Plan by its terms as of October 1, 2017.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Form of Series 1 Non-Convertible Preferred Stock Warrant.	S-1	11/06/2012	4.2	333-184779
4.3	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock					X
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	10-Q	02/09/2016	10.1	001-35839
10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839
10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839
10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839
10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839
10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.					X
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.					X
10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101

The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the years ended September 30, 2017, 2016, and 2015 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016, and 2015 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2017, 2016, and 2015 of Enanta Pharmaceuticals, Inc., (v) Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016, and 2015 of Enanta Pharmaceuticals, Inc., and (vi) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

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

ITEM 16.	FORM 10-K SUMMARY

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of December, 2017.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2017

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2017

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	December 11, 2017

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	December 11, 2017

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	December 11, 2017

/s/ Kristine Peterson Kristine Peterson	Director	December 11, 2017

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	December 11, 2017

/s/ Terry Vance Terry Vance	Director	December 11, 2017

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enanta Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Enanta Pharmaceuticals, Inc. and its subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 11, 2017

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$65,675	$16,577
Short-term marketable securities	157,994	193,507
Accounts receivable	10,614	12,841
Prepaid expenses and other current assets	3,536	9,231
Total current assets	237,819	232,156
Property and equipment, net	8,049	8,004
Long-term marketable securities	70,038	32,119
Deferred tax assets	10,123	8,390
Restricted cash	608	608
Total assets	$326,637	$281,277
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,714	$3,377
Accrued expenses and other current liabilities	7,970	4,512
Income taxes payable	9,298	—
Total current liabilities	20,982	7,889
Warrant liability	807	1,251
Series 1 nonconvertible preferred stock	762	159
Other long-term liabilities	2,410	2,042
Total liabilities	24,961	11,341
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,120 and 19,036 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively	191	190
Additional paid-in capital	256,241	242,081
Accumulated other comprehensive income (loss)	(112)	19
Retained earnings	45,356	27,646
Total stockholders' equity	301,676	269,936
Total liabilities and stockholders' equity	$326,637	$281,277

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2017	2016	2015
Revenue
Milestones	$65,000	$30,000	$125,000
Royalties	37,814	57,692	34,077
Other	—	576	1,803
Total revenue	102,814	88,268	160,880
Operating expenses:
Research and development	57,451	40,461	23,189
General and administrative	20,749	16,966	13,543
Total operating expenses	78,200	57,427	36,732
Income from operations	24,614	30,841	124,148
Other income (expense):
Interest income	2,532	1,735	968
Interest expense	(40)	(45)	(8)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(159)	29	347
Total other income (expense), net	2,333	1,719	1,307
Income before income taxes	26,947	32,560	125,455
Income tax expense	(9,237)	(10,894)	(46,463)
Net income	$17,710	$21,666	$78,992
Net income per share:
Basic	$0.93	$1.14	$4.23
Diluted	$0.91	$1.13	$4.09
Weighted average shares outstanding:
Basic	19,066	18,929	18,673
Diluted	19,407	19,224	19,295

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2017	2016	2015
Net income	$17,710	$21,666	$78,992
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($78), ($9) and $20	(131)	(14)	133
Total other comprehensive income (loss)	(131)	(14)	133
Comprehensive income	$17,579	$21,652	$79,125

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

						Accumulated	Retained
			Additional			Other	Earnings	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit)	Equity
Balances at September 30, 2014	18,803	$188	$221,580	(209)	$(2)	$(100)	$(73,012)	$148,654
Exercise of stock options	123	1	725	—	—	—	—	726
Stock-based compensation expense	—	—	5,838	—	—	—	—	5,838
Income tax benefit from stock option exercises	—	—	1,814	—	—	—	—	1,814
Other comprehensive income	—	—	—	—	—	133	—	133
Retirement of treasury stock	(209)	(2)	—	209	2	—	—	—
Net income	—	—	—	—	—	—	78,992	78,992
Balances at September 30, 2015	18,717	$187	$229,957	—	$—	$33	$5,980	$236,157
Exercise of stock options	319	3	1,023	—	—	—	—	1,026
Stock-based compensation expense	—	—	9,354	—	—	—	—	9,354
Income tax benefit from stock option exercises	—	—	1,747	—	—	—	—	1,747
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	21,666	21,666
Balances at September 30, 2016	19,036	$190	$242,081	—	$—	$19	$27,646	$269,936
Exercise of stock options	72	1	1,078	—	—	—	—	1,079
Vesting of restricted stock units, net of withholding	12	—	(202)	—	—	—	—	(202)
Stock-based compensation expense	—	—	13,071	—	—	—	—	13,071
Income tax benefit from stock option exercises	—	—	213	—	—	—	—	213
Other comprehensive loss	—	—	—	—	—	(131)	—	(131)
Net income	—	—	—	—	—	—	17,710	17,710
Balances at September 30, 2017	19,120	$191	$256,241	—	$—	$(112)	$45,356	$301,676

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities
Net income	$17,710	$21,666	$78,992
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,071	9,354	5,838
Depreciation and amortization expense	2,137	1,661	639
Deferred income taxes	(1,654)	(2,294)	11,028
Premium on marketable securities	(1,229)	(518)	(3,042)
Amortization of premium on marketable securities	702	1,511	2,244
Income tax benefit from exercise of stock options	(213)	(1,747)	(1,814)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	159	(29)	(347)
Other non-cash items	—	34	(35)
Change in operating assets and liabilities:
Accounts receivable	2,227	2,448	(13,565)
Unbilled receivables	—	433	2,337
Prepaid expenses and other current assets	5,678	(964)	(6,680)
Accounts payable	633	1,451	(543)
Accrued expenses	3,443	1,858	(227)
Income taxes payable	9,511	548	1,199
Other long-term liabilities	478	397	649
Net cash provided by operating activities	52,653	35,809	76,673
Cash flows from investing activities
Purchase of marketable securities	(251,371)	(192,429)	(196,304)
Maturities of marketable securities	239,287	153,504	108,407
Sale of marketable securities	10,018	—	2,210
Purchase of property and equipment	(2,506)	(4,738)	(2,336)
Other investing activities	—	—	(163)
Net cash used in investing activities	(4,572)	(43,663)	(88,186)
Cash flows from financing activities
Proceeds from exercise of stock options	1,079	1,026	726
Income tax benefit from exercise of stock options	213	1,747	1,814
Payments of withholding tax for share-based awards	(202)	—	—
Payments of capital lease obligations	(73)	(68)	—
Net cash provided by financing activities	1,017	2,705	2,540
Net increase (decrease) in cash and cash equivalents	49,098	(5,149)	(8,973)
Cash and cash equivalents at beginning of period	16,577	21,726	30,699
Cash and cash equivalents at end of period	$65,675	$16,577	$21,726
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,588	$12,616	$40,072
Non-cash items:
Purchases of fixed assets included in accounts payable and accrued expenses	$318	$637	$1,562
Fixed assets financed by landlord	$—	$—	$239
Fixed assets purchased through capital lease	$—	$—	$598

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through the Company’s collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under the Company’s HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). The royalties from the AbbVie collaboration and the Company’s existing financial resources provides funding to support the Company’s wholly owned research and development efforts, which are currently focused on the following disease targets: hepatitis B virus (“HBV”); non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); and respiratory syncytial virus (“RSV”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel and compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approvals, prior to commercialization. These efforts require significant amounts of capital and adequate personnel infrastructure and compliance reporting capabilities.

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

Cash Equivalents and Marketable Securities

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at acquisition date to be cash equivalents. Marketable securities with original maturities of greater than ninety days and remaining maturities of less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term marketable securities.

The Company classifies all of its marketable securities as available-for-sale. All marketable securities are held with one investment manager. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3 or higher and A- or higher according to Moody’s and S&P, respectively. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the consolidated statements of operations. There were no such adjustments necessary during the years ended September 30, 2017, 2016, and 2015.

Restricted Cash

As of September 30, 2017 and 2016, the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of the Company’s current building lease. This amount was classified as long-term restricted cash as of September 30, 2017 and 2016.

Concentration of Credit Risk and of Significant Customers and Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable and unbilled receivables. The Company has all cash and investment balances at one accredited financial institution, including cash in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company has historically generated all of its revenue from its collaborative research and license agreements as well as a U.S. government contract (see Note 7). As of September 30, 2017 and 2016, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

During the years ended September 30, 2016 and 2015, the Company also generated revenue from a government contract, under which the Company was reimbursed for certain allowable costs for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by the Company under the government contract were included in research and development expenses in the consolidated statements of operations.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based awards and restricted stock units is based on intrinsic value of the stock on the date of grant. The Company uses the Monte-Carlo simulation in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-based and market-based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Uncertain tax positions represent tax positions for which reserves have been established. The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units.

Market-based awards are included in diluted net income per common share to the extent they would have vested if the period end date was the market criteria measurement date.

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

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that current cash, cash equivalents and marketable securities on hand at September 30, 2017 should be sufficient to fund operations for the foreseeable future, including at least the next twelve months beyond the date of issuance of these financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and marketable securities, as well as the level of future royalties the Company earns under its collaboration with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment will be effective for the Company in the fiscal year beginning October 1, 2017. The Company expects to change its forfeiture rate policy on a prospective basis by recording forfeitures as they occur. Upon adoption, the cumulative impact of this policy change to retained earnings will not be material to the consolidated balance sheet. Once adopted, the consolidated statements of cash flows will present any excess tax benefits as a cash flow from operating activities. The Company has elected to adopt this change on a prospective basis. The adoption of the standard is also expected to create variability in the consolidated statements of operations on a prospective basis as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the new standard would be recognized at the adoption date in retained earnings on the consolidated balance sheet. Under the full retrospective approach, the new standard would be applied to each prior reporting period presented. These new standards will be effective for the Company beginning October 1, 2018. Currently, the Company has only one revenue-generating contract – the AbbVie Agreement. The Company has completed its substantial performance obligations under the contract and is eligible to earn annually tiered per-product royalties on the portion of AbbVie’s net sales of HCV regimens allocable to the protease inhibitor in the regimen. The Company is in process of determining the method of adoption but under either method, the impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements as it only has one revenue-generating arrangement outstanding to date in which all performance obligations have been achieved.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2017 and 2016 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$19,863	$—	$—	$19,863
Commercial paper	—	29,756	—	29,756
Corporate bonds	—	3,000	—	3,000
Marketable securities:
U.S. Treasury notes	60,843	—	—	60,843
Corporate bonds	—	150,731	—	150,731
Commercial paper	—	12,458	—	12,458
U.S. Agency bonds	—	4,000	—	4,000
	$80,706	$199,945	$—	$280,651
Liabilities:
Warrant liability	$—	$—	$807	$807
Series 1 nonconvertible preferred stock	—	—	762	762
	$—	$—	$1,569	$1,569

	Fair Value Measurements at September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$15,295	$—	$—	$15,295
Marketable securities:
U.S. Treasury notes	69,608	—	—	69,608
Corporate bonds	—	76,073	—	76,073
Commercial paper	—	49,900	—	49,900
U.S. Agency bonds	—	30,045	—	30,045
	$84,903	$156,018	$—	$240,921
Liabilities:
Warrant liability	$—	$—	$1,251	$1,251
Series 1 nonconvertible preferred stock	—	—	159	159
	$—	$—	$1,410	$1,410

Cash equivalents at September 30, 2017 and 2016 consist of money market funds, corporate bonds and commercial paper which are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2017, 2016, and 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2017 and 2016, the warrant liability was comprised of the value of the warrants for the purchase of Series 1 nonconvertible preferred stock measured at fair value. As of September 30, 2017 and 2016, the outstanding Series 1 nonconvertible preferred stock was also measured at fair value. The fair values of these instruments were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair values of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net, in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	September 30,
Unobservable Input	2017	2016
Probabilities of payout	0%-65%	0%-60%
Discount rate	5.25%	4.50%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
	(in thousands)
Balance, September 30, 2014	$1,584	$202
Decrease in fair value	(308)	(39)
Balance, September 30, 2015	$1,276	$163
Decrease in fair value	(25)	(4)
Balance, September 30, 2016	$1,251	$159
Warrants exercised	(549)	549
Increase in fair value	105	54
Balance, September 30, 2017	$807	$762

4. Marketable Securities

As of September 30, 2017 and 2016, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150,841	$9	$(119)	$150,731
U.S. Treasury notes	60,908	—	(65)	60,843
Commercial paper	12,458	—	—	12,458
U.S. Agency bonds	4,004	—	(4)	4,000
	$228,211	$9	$(188)	$228,032

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$76,077	$27	$(31)	$76,073
U.S. Treasury notes	69,579	38	(9)	69,608
Commercial paper	49,900	—	—	49,900
U.S. Agency bonds	30,040	15	(10)	30,045
	$225,596	$80	$(50)	$225,626

As of September 30, 2017 and 2016, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $70,038 and $32,119, respectively.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2017 and 2016:

	September 30,
	2017	2016
	(in thousands)
Laboratory and office equipment	$9,521	$7,440
Leasehold improvements	3,717	3,715
Purchased software	775	705
Furniture	595	551
Construction in progress	250	504
Computer equipment	245	187
	15,103	13,102
Less: Accumulated depreciation and amortization	(7,054)	(5,098)
	$8,049	$8,004

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $2,137, $1,661 and $639 for the years ended September 30, 2017, 2016, and 2015, respectively.

6. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses, other current liabilities and other long-term liabilities consisted of the following as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Accrued expenses:	(in thousands)
Accrued preclinical and clinical expenses	$3,156	$899
Accrued payroll and related expenses	2,829	2,384
Accrued vendor manufacturing	1,130	459
Accrued professional fees	456	393
Capital lease obligation	79	73
Accrued other	320	304
	$7,970	$4,512

Other long-term liabilities:
Uncertain tax positions	$1,175	$745
Accrued rent expense	676	696
Capital lease obligation	379	458
Asset retirement obligation	180	143
	$2,410	$2,042

7. Collaboration Agreements

AbbVie Collaboration

On November 27, 2006, the Company entered into a Collaborative Development and License Agreement (the “AbbVie Agreement”) with Abbott Laboratories to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir. The agreement was assigned by Abbott to AbbVie Inc. on January 1, 2013 in connection with Abbott’s transfer of its research-based pharmaceuticals business to AbbVie.

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

During the years ended September 30, 2017, 2016, and 2015, the Company received $65,000, $30,000, and $125,000, respectively, in milestone payments under the AbbVie Agreement as a result of AbbVie’s commercialization regulatory approvals for regimens containing the collaboration’s first protease inhibitor. From commencement of the collaboration through September 30, 2017, the Company received a total of $500,000 under the AbbVie Agreement consisting of an upfront license payment, research funding, milestone payments, royalties and preferred stock financing. As of September 30, 2017, the Company is eligible to receive an additional milestone payment of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments earned since then have been and will be recognized as revenue when the associated milestone is achieved by AbbVie.

The Company receives annually tiered royalties on each protease product developed under the AbbVie Agreement, ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, based on the portion of AbbVie’s calendar year net sales of the corresponding HCV regimen that is allocated to the protease product contained in the regimen. The portion of a product that is determined to be a combination product, as is the case for both regimens containing paritaprevir or glecaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. Under the terms of the amended agreement, 50% of AbbVie’s net sales of regimens containing glecaprevir are allocated to glecaprevir net sales for purposes of calculating royalties, whereas only 30% of net sales of a 3-DAA regimen containing paritaprevir and 45% of net sales of a 2-DAA regimen containing paritaprevir are allocated to paritaprevir net sales.

Royalties owed to the Company under the agreement can be reduced by AbbVie in certain circumstances, including (i) if AbbVie exercises its right to license or otherwise acquire rights to intellectual property controlled by a third party where a product could not be legally developed or commercialized in a country without the third-party intellectual property right, (ii) where a product developed under the collaboration agreement is sold in a country and not covered by a valid patent claim in such country, and (iii) where sales of a generic product are equal to at least a specified percentage of AbbVie’s market share of its product in a country.

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

The Company recognized revenue under this contract as development services were performed in accordance with the funding agreement. During the years ended September 30, 2016 and 2015, the Company recognized revenue of $576 and $1,803, respectively, under this contract. The Company received aggregate payments of $20,637 under the NIAID contract from its commencement through January 31, 2016.

8. Stockholders’ Equity

The Company is authorized to issue 100,000 shares of common stock at a par value of $0.01. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive such dividends as may be declared by the board of directors, if any.

The Company previously had 209 shares of treasury stock outstanding, which were retired on September 30, 2015, resulting in a decrease in the same number of issued shares of common stock.

9. Series 1 Nonconvertible Preferred Stock and Warrants

The Company’s Certificate of Incorporation authorizes the issuance of up to 2,000 shares of Series 1 nonconvertible preferred stock at a par value of $0.01 per share. Holders of Series 1 nonconvertible preferred stock are not entitled to receive dividends. In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, the Series 1 nonconvertible preferred stockholders are entitled to receive in preference to all other stockholders, an amount equal to $1.00 per share, adjusted for any stock dividends, stock splits or reclassifications. Series 1 nonconvertible preferred stockholders will not be entitled to vote unless required by the Company pursuant to the laws of the State of Delaware. The Company may redeem the Series 1 nonconvertible preferred stock with the approval of the holders of a majority of the outstanding shares of Series 1 nonconvertible preferred stock at a redemption price of $1.00 per share. The Company must redeem the stock within 60 days of such election. Shares that are redeemed will be retired or canceled and not reissued by the Company.

In October and November 2010, a total of 2,000 warrants to purchase Series 1 nonconvertible preferred stock were issued. The warrants had an expiration date of October 4, 2017. As these warrants are free-standing financial instruments that may require the Company to transfer assets upon exercise, up to a maximum of $2,000, these warrants are classified as liabilities on the Company’s consolidated balance sheet.

The following table summarizes the Company’s outstanding warrants:

	Series 1 Nonconvertible Preferred Stock Warrants Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
Outstanding, as of September 30, 2014	1,775	$0.01
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding, as of September 30, 2015	1,775	$0.01
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding, as of September 30, 2016	1,775	$0.01
Granted	—	—
Expired	—	—
Exercised	(745)	$0.01
Outstanding, as of September 30, 2017	1,030	$0.01

For the years ended September 30, 2017, 2016, and 2015, the remeasurement of the warrants and Series 1 nonconvertible preferred stock resulted in income (expense) recorded in the consolidated statements of operations of ($159), $29, and $347, respectively. As of September 30, 2017 and 2016, the total fair value of the Series 1 nonconvertible preferred stock was $762 and $159, respectively. As of September 30, 2017 and 2016, the total fair value of the Series 1 nonconvertible preferred stock warrants was $807 and $1,251, respectively.

Subsequent to September 30, 2017, warrants to purchase a total of 977 shares of Series 1 nonconvertible preferred stock were exercised prior to warrant expiration, resulting in the issuance of 970 shares of Series 1 nonconvertible preferred stock. On October 4, 2017, a total of 52 outstanding warrants expired unexercised. The liability associated with these expired warrants will be reversed, resulting in income in 2018.

10. Stock-Based Awards

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options terminated and not exercised under the 2012 Plan or a predecessor plan, known as the 1995 Equity Incentive Plan, as well as by the number of shares added on the first day of each fiscal year, which is the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088 shares of common stock, or (iii) an amount determined by the Compensation Committee of the Board of Directors. On October 1, 2017, the number of shares of common stock that might be issued under the 2012 Plan was increased by 574 shares. As of September 30, 2017, 274 shares remained available for future award.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2017, the Company had not commenced any offering under the ESPP and no plan shares have been issued.

The Company applies the fair value recognition provisions for all stock-based awards granted or modified. In the case of service-based awards, the compensation cost is recorded over the requisite service period of the award on the straight-line method based on the grant-date fair value. The requisite service period for service-based option awards is generally four years. Options granted under the 2012 Plan to employees generally vest over four years and to non-employee directors over one year, and expire after ten years.

Stock Option Valuation

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates expected volatility based on the historical volatility of publicly traded peer companies. The Company expects to continue to do so until such time as adequate historical data regarding the volatility of the Company’s traded stock price following our March 2013 IPO is available. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The Company expects to continue to utilize this method until such time as we have adequate historical data regarding our employee exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.97%	1.77%	1.85%
Expected term (in years)	6.05	6.10	6.03
Expected volatility	60%	70%	74%
Expected dividends	0%	0%	0%

The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to its stock-based compensation expense in future periods. Beginning in fiscal 2018, the Company will no longer utilize a forfeiture rate estimate in calculating stock-based compensation expense and will recognize forfeitures as they occur.

As required by the 1995 Plan and the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant.

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2017:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2016	1,895	$28.75	7.6	$7,369
Granted	613	30.93
Exercised	(72)	14.95
Forfeited	(138)	18.73
Outstanding as of September 30, 2017	2,298	$30.36	7.4	$37,821
Options vested and expected to vest as of September 30, 2017	2,283	$30.35	7.4	$37,596
Options exercisable as of September 30, 2017	1,350	$28.52	6.7	$24,705

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Aggregate intrinsic value of stock options exercised	$1,503	$7,705	$4,827
Proceeds from stock options exercised	$1,079	$1,026	$726

	Years Ended September 30,
	2017	2016	2015
Weighted average grant date fair value of options granted (per share)	$17.52	$19.12	$27.77

Performance-Based Options

In March 2013, the Company granted to certain executives 167 options that vest upon the achievement of certain performance-based targets. The aggregate grant date fair value of these options was $2,479. During the years ended September 30, 2017 and 2016, certain performance-based targets were achieved and the Company recorded stock-based compensation expense of $413 and $620, respectively, related to achievement of those targets. No stock-based compensation expense related to these options was recognized during the year ended September 30, 2015, as none of the performance-based targets was deemed to have become probable of being achieved in that period. The performance period for these options ended during the year ended September 30, 2017.

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number.

The PSUs will vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with the Company through the settlement date of the award and the Company’s achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years.

The rTSRUs will vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the rTSRUs. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.24%	0.94%	0.61%
Dividend yield	0%	0%	0%
Expected volatility	66%	65%	56%
Remaining performance period (years)	1.99	1.93	1.86

The following table summarizes activity for the year ended September 30, 2017 based on a target achievement of 100%:

	PSUs	Weighted Average Grant Date Fair Value - PSUs	rTSRUs	Weighted Average Grant Date Fair Value - rTSRUs
	(in thousands, except per share data)
Unvested at September 30, 2016	49	$33.70	49	$31.74
Granted	45	$35.89	45	$46.11
Vested	(19)	$35.47	—	$—
Cancelled	(5)	$35.47	(24)	$25.44
Unvested at September 30, 2017	70	$34.51	70	$43.07

The PSUs that vested in fiscal 2017 relate to awards that achieved certain research and development milestones for which the Company recognized stock-based compensation expense during the year ended September 30, 2017.

The following table summarizes the weighted average grant date fair value of these awards granted:

	Years Ended September 30,
	2017	2016	2015
Weighted average grant date fair value of PSUs granted (per unit)	$35.89	$32.04	$35.90
Weighted average grant date fair value of rTSRUs granted (per unit)	$46.11	$35.70	$26.51

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, of which 50% vests in three years and 50% vests in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the intrinsic value of the stock on the date of grant and is recognized as stock-based compensation expense, net of estimated forfeitures, over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2016	—	$—
Granted	112	$30.00
Vested	—	$—
Cancelled	(2)	$30.00
Unvested at September 30, 2017	110	$30.00

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2017, 2016, and 2015:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Research and development	$4,078	$2,882	$1,644
General and administrative	8,993	6,472	4,194
	$13,071	$9,354	$5,838

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Stock options	$10,442	$8,661	$5,657
PSUs	668	—	—
rTSRUs	1,267	693	181
Restricted stock units	694	—	—
	$13,071	$9,354	$5,838

As of September 30, 2017, the Company had an aggregate of $24,613 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

11. Net Income Per Share

Basic and diluted net income per common share was calculated as follows for the years ended September 30, 2017, 2016, and 2015:

	Years Ended September 30,
	2017	2016	2015
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$17,710	$21,666	$78,992
Denominator:
Weighted average common shares outstanding — basic	19,066	18,929	18,673
Net income per share common share — basic	$0.93	$1.14	$4.23
Diluted net income per share:
Numerator:
Net income	$17,710	$21,666	$78,992
Denominator:
Weighted average common shares outstanding — basic	19,066	18,929	18,673
Dilutive effect of common stock equivalents	341	295	622
Weighted average common shares outstanding — diluted	19,407	19,224	19,295
Net income per share common share — diluted	$0.91	$1.13	$4.09
Anti-dilutive common stock equivalents excluded from above	2,161	1,475	605

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share attributable to common stockholders for the years ended September 30, 2017, 2016, and 2015, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

As of September 30, 2017, 2016, and 2015, the Company excluded unvested performance stock awards from the calculation of diluted net income per common share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

12. Commitments and Contingencies

Leases

The Company had an office and laboratory lease that was effective from fiscal 2011 to 2018. During the year ended September 30, 2015, the Company amended the lease to expand the rented space and extend the lease term through September 2022. Payment escalations specified in the lease agreement, as amended, are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. For the years ended September 30, 2017, 2016, and 2015, the Company recognized rent expense of $2,025, $2,025, and $1,326, respectively, in the consolidated statements of operations.

Future minimum lease payments as of September 30, 2017 are as follows:

Years Ended September 30,	Operating Leases	Capital Leases
	(in thousands)
2018	$2,062	$79
2019	2,117	86
2020	2,172	93
2021	2,229	101
2022	2,093	99
Thereafter	—	—
Total	$10,673	$458

In connection with the current lease, the Company has an outstanding letter of credit in the amount of $608 as of September 30, 2017 and 2016, collateralized by a money market account. As of September 30, 2017 and 2016, the Company classified the money market account as long-term restricted cash.

The amended lease also included a $598 tenant improvement allowance from the landlord, which was accounted for as a capital lease obligation.

Intellectual Property Licenses

The Company has a non-exclusive intellectual property license agreement with a licensor of research technology. Under the 2012 agreement, the Company was required to pay the third party licensor an upfront license fee and additional fees up to the third anniversary of the agreement. In addition, the Company was required to pay annual maintenance fees for each year that the agreement remains in effect, commencing on the first anniversary of the agreement, in order to maintain the right to use the license. During the years ended September 30, 2017, 2016, and 2015, the Company paid $115, $120 and $200, respectively, under the agreement. The license agreement was terminated during the year ended September 30, 2017.

During the year ended September 30, 2013, the Company amended an existing license agreement to extend rights to patents previously licensed for one of its programs for use in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000 plus low single-digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the year ended September 30, 2016, the Company paid a $500 milestone payment under this amended agreement as a result of the Company’s filing to commence clinical development of its own HCV product candidate which was recorded as a research and development expense. There were no such payments made during the years ended September 30, 2017 and 2015. The Company has stopped further development of its own HCV product candidate.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2017 and 2016.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2017, 2016, and 2015, the Company recorded income tax expense as follows:

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Current income tax (expense) benefit:
Federal	$(10,078)	$(12,233)	$(35,040)
State	(813)	(956)	(2,172)
Deferred income tax (expense) benefit:
Federal	1,503	2,136	(7,371)
State	151	159	(1,880)
	$(9,237)	$(10,894)	$(46,463)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	2.7	2.6
Federal research and development tax credit	(7.4)	(3.8)	(0.1)
Share-based compensation	4.5	2.6	0.5
Change in statutory rate	—	—	0.3
Other	(0.5)	(3.0)	(1.3)
Effective income tax rate	34.3%	33.5%	37.0%

Net deferred tax assets as of September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Share-based compensation	$7,899	$4,919
Capitalized research and development expenses	1,199	2,052
Other temporary differences	2,172	1,498
Unrealized loss	67	—
Total deferred tax assets	11,337	8,469
Valuation allowance	—	—
Net deferred tax assets	11,337	8,469

Deferred tax liabilities:
Depreciation	(1,026)	(68)
Prepaid expenses	(188)	—
Unrealized gain	—	(11)
Total deferred tax liabilities	(1,214)	(79)

Net deferred income tax assets (liabilities)	$10,123	$8,390

The net deferred tax asset is presented as a long-term asset on the consolidated balance sheets.

After consideration of all the evidence, both positive and negative, the Company determined that no valuation allowance is needed for all or a portion of its deferred tax assets as of September 30, 2017 because it is more likely than not that the deferred tax assets will be realized. In subsequent periods, the Company may determine that it is more likely than not that the deferred tax assets will not be realized and thus, a valuation allowance may be recorded against all or any portion of its deferred tax assets on the Company’s consolidated balance sheet with a corresponding non-cash charge to income tax expense in the consolidated statements of operations.

During the year ended September 30, 2015, the Company utilized $0 and $8,433 of federal and state net operating loss carryforwards, respectively generated during fiscal 2014. During the year ended September 30, 2015, the Company also utilized $4,481 and $2,214 of federal and state research and development tax credit and other credit carryforwards, respectively, generated during 2014.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company has recently received notification of examination by the Internal Revenue Service for the year ending September 30, 2016. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2017	2016
	(in thousands)
Beginning Balance	$745	$448
Additions based on tax positions for the current period	134	294
Additions based on tax positions for prior periods	355	16
Reductions for tax positions of prior periods	(59)	(13)
Ending Balance	$1,175	$745

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2017, 2016, and 2015, the Company recognized $712, $513 and $382, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2017 and 2016 is presented in the following table:

	2017 Quarter Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands, except per share data)
Revenue (1)	$10,417	$8,959	$7,511	$75,927
Operating expenses	17,463	18,465	20,640	21,632
Other income (expense), net	524	549	600	660
Income tax (expense) benefit	1,542	3,565	4,103	(18,447)
Net income (loss)	(4,980)	(5,392)	(8,426)	36,508
Net income (loss) per common share — basic	$(0.26)	$(0.28)	$(0.44)	$1.91
Net income (loss) per common share — diluted	$(0.26)	$(0.28)	$(0.44)	$1.86

	2016 Quarter Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
	(in thousands, except per share data)
Revenue (2)	$48,445	$13,004	$13,978	$12,841
Operating expenses	12,851	13,569	15,067	15,940
Other income (expense), net	329	472	447	471
Income tax (expense) benefit	(9,734)	(1,552)	(434)	826
Net income (loss)	26,189	(1,645)	(1,076)	(1,802)
Net income (loss) per common share — basic	$1.39	$(0.09)	$(0.06)	$(0.09)
Net income (loss) per common share — diluted	$1.37	$(0.09)	$(0.06)	$(0.09)

(1)

During the fourth quarter of 2017, the Company recognized $65,000 in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s glecaprevir-containing regimen in the U.S. and EU

(2)

During the first quarter of 2016, the Company recognized $30,000 in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s paritaprevir-containing regimen in Japan.

16. Subsequent Events

In November 2017, the Company earned the remaining $15,000 milestone payment for the commercialization regulatory approval of AbbVie’s MAVIRET in Japan, which will be reflected in the Company’s consolidated statement of operations for the quarter ending December 31, 2017.