Form 10-Q
period 2017-12-31
ENANTA PHARMACEUTICALS INC
filed 2018-02-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 1, 2018, the registrant had 19,160,667 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about overall trends, royalty revenue trends, research and clinical development plans, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$68,053	$65,675
Short-term marketable securities	152,389	157,994
Accounts receivable	23,109	10,614
Prepaid expenses and other current assets	4,075	3,536
Total current assets	247,626	237,819
Property and equipment, net	7,870	8,049
Long-term marketable securities	77,047	70,038
Deferred tax assets	7,568	10,123
Restricted cash	608	608
Total assets	$340,719	$326,637
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,268	$3,714
Accrued expenses and other current liabilities	5,697	7,970
Income taxes payable	10,257	9,298
Total current liabilities	19,222	20,982
Warrant liability	—	807
Series 1 nonconvertible preferred stock	1,528	762
Other long-term liabilities	2,390	2,410
Total liabilities	23,140	24,961
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,150 and 19,120 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	191	191
Additional paid-in capital	260,752	256,241
Accumulated other comprehensive loss	(458)	(112)
Retained earnings	57,094	45,356
Total stockholders' equity	317,579	301,676
Total liabilities and stockholders' equity	$340,719	$326,637

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2017	2016
Revenue
Royalties	$23,109	$10,417
Milestones	15,000	—
Total revenue	38,109	10,417

Operating expenses:
Research and development	17,962	12,526
General and administrative	5,770	4,937
Total operating expenses	23,732	17,463
Income (loss) from operations	14,377	(7,046)
Other income (expense):
Interest income	928	549
Interest expense	(9)	(12)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	41	(13)
Total other income (expense), net	960	524
Income (loss) before income taxes	15,337	(6,522)
Income tax (expense) benefit	(3,644)	1,542
Net income (loss)	$11,693	$(4,980)

Net income (loss) per share:
Basic	$0.61	$(0.26)
Diluted	$0.59	$(0.26)

Weighted average shares outstanding:
Basic	19,130	19,038
Diluted	19,918	19,038

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2017	2016
Net income (loss)	$11,693	$(4,980)
Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax of ($107) and ($63)	(346)	(104)
Total other comprehensive loss	(346)	(104)
Comprehensive income (loss)	$11,347	$(5,084)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$11,693	$(4,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	4,120	3,267
Depreciation and amortization expense	587	493
Deferred income taxes	2,662	(1,910)
Income tax benefit from exercise of stock options	245	—
Premium on marketable securities	(1)	(324)
Amortization of premium on marketable securities	88	188
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(41)	13
Change in operating assets and liabilities:
Accounts receivable	(12,495)	2,424
Prepaid expenses and other current assets	(539)	4,941
Accounts payable	(129)	(1,290)
Accrued expenses	(2,494)	(10)
Income taxes payable	714	—
Other long-term liabilities	(1)	333
Net cash provided by operating activities	4,409	3,145
Cash flows from investing activities
Purchase of property and equipment	(504)	(953)
Purchase of marketable securities	(54,710)	(73,671)
Proceeds from maturities and sales of marketable securities	52,766	75,489
Net cash provided by (used in) investing activities	(2,448)	865
Cash flows from financing activities
Proceeds from exercise of stock options	436	49
Payments of capital lease obligations	(19)	(18)
Net cash provided by financing activities	417	31
Net increase in cash and cash equivalents	2,378	4,041
Cash and cash equivalents at beginning of period	65,675	16,577
Cash and cash equivalents at end of period	$68,053	$20,618
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under its HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) (U.S.) or VIEKIRAX®(paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support its wholly owned research and development efforts, which are currently focused on the following disease targets: non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); respiratory syncytial virus (“RSV”) and hepatitis B virus (“HBV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2017 and for the three months ended December 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2017 and results of operations for the three months ended December 31, 2017 and 2016 and cash flows for the three months ended December 31, 2017 and 2016, have been made. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2018.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Other than the adoption of ASU 2016-09 as of October 1, 2017, there were no other significant changes to the Company’s Significant Accounting Policies during the quarter.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2017. As a result of the adoption this quarter, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this change in policy on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows will present excess tax benefits, if any, as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the new standard would be recognized at the adoption date in retained earnings on the consolidated balance sheet. Under the full retrospective approach, the new standard would be applied to each prior reporting period presented. These new standards will be effective for the Company beginning October 1, 2018. Currently, the Company has only one revenue-generating contract – the AbbVie Agreement. The Company has completed its substantial performance obligations under the contract and is eligible to earn annually tiered per-product royalties on the portion of AbbVie’s net sales of HCV regimens allocable to the protease inhibitor in the regimen. The Company is in process of determining the method of adoption but under either method, the impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements as presently, the AbbVie Agreement is the only revenue-generating arrangement outstanding, and all performance obligations under the agreement have been achieved.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. Upon adoption, the Company will adjust the presentation of the statement of cash flows to include restricted cash related to an outstanding letter of credit collateralized by a money market fund of $608 so that it is included in the beginning balance of cash and cash equivalents.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which provides updated guidance about changes to the terms or conditions of a share-based payment award that requires companies to apply modification accounting under Topic 718. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2017 and September 30, 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$36,702	$—	$—	$36,702
U.S. Treasury notes	—	5,990	—	5,990
Commercial paper	—	8,984	—	8,984
Marketable securities:
U.S. Treasury notes	51,698	—	—	51,698
Corporate bonds	—	154,286	—	154,286
Commercial paper	—	23,452	—	23,452
	$88,400	$192,712	$—	$281,112
Liabilities:
Warrant liability	$—	$—	$—	$—
Series 1 nonconvertible preferred stock	—	—	1,528	1,528
	$—	$—	$1,528	$1,528

	Fair Value Measurements at September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$19,863	$—	$—	$19,863
Commercial paper	—	29,756	—	29,756
Corporate bonds	—	3,000	—	3,000
Marketable securities:
U.S. Treasury notes	60,843	—	—	60,843
Corporate bonds	—	150,731	—	150,731
Commercial paper	—	12,458	—	12,458
U.S. Agency bonds	—	4,000	—	4,000
	$80,706	$199,945	$—	$280,651
Liabilities:
Warrant liability	$—	$—	$807	$807
Series 1 nonconvertible preferred stock	—	—	762	762
	$—	$—	$1,569	$1,569

During the three months ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2017, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants were financial instruments that might have required a transfer of assets because of the liquidation features and were therefore recorded as liabilities and measured at fair value. These warrants expired on October 4, 2017, and are therefore no longer outstanding. The outstanding shares of Series 1 nonconvertible preferred stock are also measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average)
		December 31,	September 30,
	Unobservable Input	2017	2017
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0%-65%	0%-65%
	Discount rate	5.25%	5.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2017	$807	$762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Balance, December 31, 2017	$—	$1,528

4.	Marketable Securities

As of December 31, 2017 and September 30, 2017, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$154,778	$—	$(492)	$154,286
U.S. Treasury notes	51,838	—	(140)	51,698
Commercial paper	23,452	—	—	23,452
	$230,068	$—	$(632)	$229,436

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150,841	$9	$(119)	$150,731
U.S. Treasury notes	60,908	—	(65)	60,843
Commercial paper	12,458	—	—	12,458
U.S. Agency bonds	4,004	—	(4)	4,000
	$228,211	$9	$(188)	$228,032

As of December 31, 2017, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $77,047, which consist of certain U.S. Treasury notes and corporate bonds that have maturities of more than one year but not more than three years.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017	2017
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$2,057	$3,156
Accrued vendor manufacturing	1,526	1,130
Accrued payroll and related expenses	1,186	2,829
Accrued professional fees	523	456
Accrued other	405	399
	$5,697	$7,970

Other long-term liabilities:
Uncertain tax positions	$1,188	$1,175
Accrued rent expense	654	676
Capital lease obligation	358	379
Asset retirement obligation	190	180
	$2,390	$2,410

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $525,000 through December 31, 2017. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

The Company is also receiving annually tiered royalties per Company protease product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

During the three months ended December 31, 2017, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 2,000 shares of Series 1 nonconvertible preferred stock. As these warrants were financial instruments that might have required the Company to transfer assets, these instruments are classified as liabilities. The following table summarizes the activity of the warrants to purchase Series 1 nonconvertible preferred stock:

	Outstanding Warrants	Weighted Average Exercise Price
	(in thousands, except per share data)
Outstanding as of September 30, 2017	1,030	$0.01
Exercised	(978)	$0.01
Expired	(52)	$0.01
Outstanding as of December 31, 2017	—	$0.01

As of December 31, 2017, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. As this preferred stock may require the Company to transfer a fixed amount of assets, these shares are classified as liabilities.

8.	Stock-Based Awards

The Company has granted stock-based awards, including stock options, restricted stock units, and performance share units, under its existing 2012 Equity Incentive Plan (the “2012 Plan”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2017:

	Shares Issuable Under Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 30, 2017	2,298	$30.36	7.4	$37,821
Granted	466	$48.55
Exercised	(29)	$14.80
Forfeited	(13)	$39.45
Outstanding as of December 31, 2017	2,722	$33.60	7.7	$68,272

Options exercisable as of December 31, 2017	1,444	$29.19	6.6	$42,597

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2017:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
(in thousands, except per share data)
Unvested at September 30, 2017	70	$34.51	70	$43.07
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Cancelled	—	$—	—	$—
Unvested at December 31, 2017	70	$34.51	70	$43.07

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2017	110	$30.00
Granted	—	$—
Vested	—	$—
Cancelled	—	$—
Unvested at December 31, 2017	110	$30.00

Stock-Based Compensation Expense

During the three months ended December 31, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2017	2016
	(in thousands)
Research and development	$1,471	$964
General and administrative	2,649	2,303
	$4,120	$3,267

	Three Months ended
	December 31,
	2017	2016
	(in thousands)
Stock options	$2,948	$2,346
Performance stock units	606	624
rTSRUs	362	203
Restricted stock units	204	94
	$4,120	$3,267

During the three months ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods.

As discussed in Note 2, the Company adopted ASU 2016-09 during the three months ended December 31, 2017. ASU 2016-09 intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this change in policy on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows will present excess tax benefits, if any, as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not retroactively restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

As of December 31, 2017, the Company had an aggregate of $32,132 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.7 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for three months ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2017	2016
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$11,693	$(4,980)
Denominator:
Weighted average common shares outstanding—basic	19,130	19,038
Net income (loss) per share common share—basic	$0.61	$(0.26)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$11,693	$(4,980)
Denominator:
Weighted average common shares outstanding—basic	19,130	19,038
Dilutive effect of common stock equivalents	788	—
Weighted average common shares outstanding—diluted	19,918	19,038
Net income (loss) per share common share—diluted	$0.59	$(0.26)
Anti-dilutive common stock equivalents excluded from above	842	2,575

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company was in a net loss position since the impact of such common stock equivalents would have been anti-dilutive.

10.	Income Taxes

For the three months ended December 31, 2017 and 2016, the Company recorded an income tax (expense) benefit of $(3,644) and $1,542, respectively, which was attributable to the Company’s domestic operations. During the three months ended December 31, 2017, income tax expense included a revaluation adjustment against deferred tax assets of $(3,859) due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company also recorded an income tax benefit of $215 during the three months ended December 31, 2017, primarily related to excess tax benefits for stock option activity which is now recorded in income tax expense (benefit) due to the adoption of ASU 2016-09 during the three months ended December 31, 2017.

Estimates used to prepare our income tax expense are based on the Company’s initial analysis of the Tax Act enacted in December 2017. Given the complexity of the act, anticipated guidance from the U. S. Treasury regarding implementation of the act, and potential for additional guidance from the SEC and the Financial Accounting Standards Board related to the act, these estimates may be adjusted during fiscal 2018 to reflect any such guidance provided.

During the three months ended December 31, 2016, the Company recorded an income tax benefit due to the Company’s loss before income taxes for the quarter as well as federal research and development tax credits which reduced taxes payable and were reflected in the Company’s annual effective tax rate.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company is currently under examination by the Internal Revenue Service for the year ending September 30, 2016. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had an unrecognized tax benefit of $1,188 and $1,175 as of December 31, 2017 and September 30, 2017, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $506 for both the three months ended December 31, 2017 and 2016.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of December 31, 2017 and September 30, 2017, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2017 included in our Annual Report on Form 10-K for that fiscal year which is referred to as our 2017 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

The Enanta name and logo are our trademarks. This Quarterly Report also includes trademarks, trade names and service marks of other persons. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under our HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/

ombitasvir/dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly owned research and development efforts, which are currently focused on the following disease targets:

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

We had $297.5 million in cash and marketable securities at December 31, 2017. In the first quarter of our fiscal year 2018, we earned $23.1 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to glecaprevir or paritaprevir and earned our remaining $15.0 million milestone under our collaboration with AbbVie as a result of commercialization regulatory approval of MAVIRET™ in Japan. We expect our existing financial resources and cash flows will allow us to continue to fund our wholly owned research and development programs for the foreseeable future.

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

o

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. Additional data from this study were also presented at the 2018 NASH-TAG conference. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

▪

EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased levels of FGF19 and reduced levels of C4, both of which are monitored as downstream markers indicating FXR receptor activity.

▪	Results support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus (itching).
o

Since November 2016, we have presented data at the 2016 and 2017 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 and 2018 NASH-TAG conferences and the 2017 International Liver Congress (ILC) that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	We initiated a Phase 2 clinical study of EDP-305 in PBC patients in December 2017.
o	We have recently initiated recruitment of a Phase 2 clinical study of EDP-305 in NASH patients.
o	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH, any of which could be used as combination therapies for NASH.

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

o	We initiated a Phase 1 clinical study of EDP-938 in the fourth quarter of calendar 2017.
o

We anticipate starting a Phase 2a challenge study in the second half of 2018. The challenge study will test the effect of EDP-938 on volunteers who will be infected with RSV in the course of the study.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibition, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new core inhibitors of HBV with the goal of identifying a development candidate in 2018. In addition, we are conducting preclinical experiments with compounds we have discovered that use other mechanisms that target HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. To date, we have earned a total of $330.0 million in milestone payments related to clinical development and commercialization regulatory approvals of these regimens in major markets:

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ in the U.S. and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET, is a new, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the EU, U.S. and Japan it is approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets.

Our economics from AbbVie’s MAVYRET/MAVIRET consist of two components:

o

We receive annually tiered, double-digit, per-product royalties on 50% of the net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on paritaprevir-containing regimens.

o	We also earned all available milestones, totaling $80.0 million, for commercialization regulatory approvals of the glecaprevir/pibrentasvir combination in the U.S., EU and Japan.

The U.S., EU and Japan authorizations for the MAVYRET/MAVIRET combination of glecaprevir and pibrentasvir, and AbbVie’s applications for approval of MAVYRET/MAVIRET in other jurisdictions, are supported by the following studies:

o

8 weeks for treatment-naïve, non-cirrhotics: In November 2016, results from several Phase 3 studies of this combination demonstrated 97.5% of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved sustained virologic response at 12 weeks post-treatment, referred to as SVR12, with just 8 weeks of MAVYRET/MAVIRET treatment.

o

8 weeks with chronic kidney disease: Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease (CKD), in which 98% of patients (n=102/104) across all major genotypes (GT1-6) achieved SVR12 with 12 weeks of treatment with MAVYRET/MAVIRET.

o

8 weeks for GT-3: Data from AbbVie’s ENDURANCE-3 study were presented at the 2017 ILC, demonstrating that 95% of patients with challenging-to-treat, genotype 3 (GT3) chronic HCV infection, without cirrhosis and new to treatment, achieved SVR12 after 8 weeks of treatment with MAVYRET/MAVIRET.

o

12 weeks for compensated cirrhosis: Data from AbbVie’s EXPEDITION-1 study were also presented at the 2017 ILC, demonstrating that 99% of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved SVR12 following 12 weeks of MAVYRET/MAVIRET treatment without ribavirin.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world under the trade names VIEKIRA PAK®, VIEKIRAX®, VIEKIRAX XR™ and TECHNIVIE®. First approved and sold in the U.S. in December 2014 for treatment of GT-1 HCV, AbbVie’s HCV regimens containing paritaprevir are now also approved for GT-4 HCV.

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly owned programs. We expect to incur substantially greater expenses as we continue to advance our FXR agonist program for NASH and PBC. We have completed a Phase 1 study and initiated a Phase 2 study in PBC patients in calendar 2017 and have recently initiated recruitment of a Phase 2 study in NASH patients. We also initiated a Phase 1 clinical study of our lead RSV candidate, EDP-938, in the fourth quarter of calendar 2017 and plan to initiate a Phase 2a challenge study in RSV in the second half of 2018. We expect to increase expenses in fiscal 2018 as we conduct these clinical studies and advance other compounds into substantial preclinical development.

Since going public in 2013, we have devoted substantially all of our resources to the discovery and development of novel compounds for the treatment of viral infections and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaboration agreement with AbbVie. Our revenue in the near term will continue to be dependent on our royalty payments from our collaboration with AbbVie.

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

Beginning in our fiscal year ended September 30, 2015, we have generated royalty revenue from AbbVie’s net sales allocable to our protease inhibitors, including paritaprevir, which is part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries since then. During the quarter ended September 30, 2017, AbbVie received approvals of its new HCV regimen containing glecaprevir in the U.S. and EU and began commercializing the combination under the tradenames MAVYRET™ in the U.S. and MAVIRET™ outside the U.S.

The following table is a summary of revenue recognized from our collaboration agreement for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$23,109	$10,417
Milestones	15,000	—
Total revenue	$38,109	$10,417

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the three months ended December 31, 2017, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. We did not earn any milestones during the same period in 2016.

We also receive annually tiered, double-digit royalties per protease inhibitor product on AbbVie’s net sales allocable to either of our collaboration’s protease inhibitors. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years. We expect that our revenue for 2018 and the next several years will be derived from royalties under our current collaboration agreement with AbbVie, as well as any additional collaboration that we may enter into in the future.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
Research and development	$17,962	$12,526
General and administrative	5,770	4,937
Total operating expenses	$23,732	$17,463

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

Other Income (Expense), Net

Other income (expense), net, consists of interest income, interest expense and the change in fair value of our Series 1 nonconvertible preferred stock and the change in fair value of our outstanding warrant liability in 2017. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation. The change in fair value of our outstanding warrant liability and Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying stock. The change in fair value also includes any forfeiture of unexercised warrants which expired on October 4, 2017.

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (referred to as our 2017 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since September 30, 2017 aside from the adoption of ASU 2016-09 in the first quarter of fiscal 2018. For further information, please see the discussion of critical accounting policies included in our 2017 Form 10-K.

Results of Operations

Comparison of Three Months Ended December 31, 2017 and 2016

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
Revenue	$38,109	$10,417
Research and development	17,962	12,526
General and administrative	5,770	4,937
Other income (expense), net:	960	524
Income tax (expense) benefit	(3,644)	1,542

Revenue

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
AbbVie agreement:
Royalties	$23,109	$10,417
Milestones	15,000	—
Total revenue	$38,109	$10,417

We recognized revenue of $38.1 million during the three months ended December 31, 2017 as compared to $10.4 million during the three months ended December 31, 2016. During the three months ended December 31, 2017, revenue consisted of a $15.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan, as well as royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir. During the three months ended December 31, 2016, our revenue consisted of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir.

Our revenue is generated through our collaboration with AbbVie. Our collaboration’s new MAVYRET/MAVIRET regimen, a pan-genotypic treatment combining two DAAs, began commercialization in the third calendar quarter of 2017, following its approval in the EU and the U.S. We are entitled to annually tiered, double-digit, per-product royalties on 50% of all net sales of MAVYRET/MAVIRET. Our royalty revenues eligible to be earned in the future will potentially fluctuate depending on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and number of patients treated.

Research and development expenses

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
R&D programs:
Liver disease	$10,710	$5,912
Virology	7,222	6,524
Other	30	90
Total research and development expenses	$17,962	$12,526

Research and development expenses increased $5.4 million for the three months ended December 31, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $0.8 million for the three months ended December 31, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income (expense), net

Other income (expense), net, increased $0.4 million for the three months ended December 31, 2017 as compared to the same period in 2016 due to an increase in interest income due to higher average investment balances and changes in interest rates for the period ended December 31, 2017 as compared to the same period in 2016. In addition, we recognized an increase to other income (expense), net, of less than $0.1 million as a result of the expiration of unexercised warrants during the three months ended December 31, 2017.

Income tax (expense) benefit

For the three months ended December 31, 2017 and 2016, we recorded an income tax (expense) benefit of $(3.6) million and $1.5 million, respectively. During the three months ended December 31, 2017, our income tax expense included a revaluation adjustment against deferred tax assets of $(3.8) million due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax

Cuts and Jobs Act (the “Tax Act”). We also recorded an income tax benefit of $0.2 million primarily related to tax deductions for stock option activity which is now recorded in income tax expense (benefit) due to the adoption of ASU 2016-09 during the first quarter of fiscal 2018. For the three months ended December 31, 2016, we recorded an income tax benefit due to the Company’s loss before income taxes for the quarter as well as federal research and development tax credits which reduced taxes payable and were reflected in the Company’s annual effective tax rate.

Estimates used to prepare our income tax expense during the three months ended December 31 2017 are based on our initial analysis of the Tax Act. Given the complexity of the Tax Act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2018 to reflect any such guidance provided.

Liquidity and Capital Resources

At December 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $297.5 million.

From our inception through December 31, 2017, we have financed our operations primarily through payments under our collaborations, government research and development contracts and grants, and the net proceeds from our initial public offering of our equity in March 2013. The following table shows a summary of our cash flows for the three months ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$4,409	$3,145
Investing activities	$(2,448)	$865
Financing activities	$417	$31
Net increase in cash and cash equivalents	$2,378	$4,041

Net cash provided by operating activities

The increase in cash provided by operating activities of $1.3 million for the three months ended December 31, 2017 as compared to the same period in 2016 is driven primarily by timing of payments received under our collaboration with AbbVie year over year, which were substantially offset by increased expenditures in research and development in order to progress clinical development and preclinical research in our proprietary programs. We received $25.6 million during the three months ended December 31, 2017 from AbbVie, including royalties and a $15.0 million milestone payment, compared to $12.8 million in cash during three months ended December 31, 2016 which consisted exclusively of royalties. In addition, our cash taxes paid decreased by $1.0 million due to timing of estimated tax payments.

Net cash provided by (used in) investing activities

The decrease in cash provided by investing activities of $3.3 million for the three months ended December 31, 2017 as compared to the same period in 2016 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $0.4 million for the three months ended December 31, 2017 as compared to the same period in 2016 was driven by an increase in exercises of stock options during the three months ended December 31, 2017 as compared to the same period in 2016.

Funding requirements

As of December 31, 2017, we had $297.5 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2017 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaboration continues to generate substantial royalties to us;
•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting preclinical research and clinical trials;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing and amount of royalties on glecaprevir and paritaprevir and any sales of our product candidates, if any, or royalties thereon;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;
•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2017 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended December 31, 2017.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $297.5 million at December 31, 2017 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of December 31, 2017.

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

PART II —OTHER INFORMATION

ITEM 1A.RISK FACTORS

RISK FACTORS

Our business faces significant risks and uncertainties, any of which, alone or in combination with others, may have a material adverse effect on our business prospects, financial condition and results of operations. Accordingly, in evaluating our business, we encourage you to consider the following summary of the risk factors and uncertainties that we believe are most relevant to our business. You should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.  In addition, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on December 11, 2017 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

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

•

may not be able to manufacture paritaprevir or glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand

We do not have access to all information regarding the HCV regimens being commercialized by AbbVie, including certain information about spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products licensed under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of MAVYRET/MAVIRET could be delayed or terminated or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the development and commercialization of licensed products without consulting us, and may make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

Our royalty revenues are derived from AbbVie’s net sales of regimens to treat HCV. If AbbVie is unable to increase and maintain sales of these regimens above current levels of sales, our royalty revenues and results of operations would be adversely affected.

Our quarterly royalty revenue from AbbVie’s net sales of HCV treatment regimens containing paritaprevir has declined since those sales peaked in the first quarter of our fiscal 2016. AbbVie has priced the MAVYRET/MAVIRET regimen well below the pricing of its first HCV regimens, and below that of its principal competitor, which means AbbVie will need to capture significant increases in market share to maintain or increase its HCV net sales and our royalty revenues. While commercialization of these regimens is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts or competitive market dynamics and that there may be fluctuation in AbbVie’s market share over time due to competitive actions by its principal competitor, Gilead. We also note Gilead has reported a decline year over year across most major geographic markets in the number of new patients starting on DAA treatments for HCV.

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

We expect AbbVie’s HCV treatment regimens containing any of our licensed protease inhibitors to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvirm), Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir) and Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir);

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets and as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Arisaph, Astra-Zeneca, BMS, Boehringer Ingelheim, Conatus, Cirius, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Novartis, NGM, Novo Nordisk, Pfizer, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases, including Bird Rock Bio, Arena Pharmaceuticals, Fast Forward Pharmaceuticals, Can-Fite Biopharma, Cymabay, Durect, Genkyotex, Ionis, Islet, Verlyx, and Zydus. There are also additional companies conducting preclinical studies in these disease areas.

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

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Bioscienes, Johnson & Johnson, Gilead, Pulmocide and ReViral each have compounds in clinical development, as does Ablynx with a potential therapeutic antibody. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir are uncertain given the competitive nature of the market for HCV therapies, price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen or that regimen may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of paritaprevir containing regimens is curtailed or if any launch or commercialization of MAVYRET/MAVIRET is not successful. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

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

The U.S. Tax Cuts and Jobs Act enacted in December 2017 includes significant changes from current tax legislation which could result in significant changes to our future tax positions.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 contains many provisions which differ from current tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21%, the elimination of a corporation’s ability to carryback net operating losses to prior taxable income periods and the elimination of the deductibility of certain performance-based equity awards under Section 162(m). We accounted for the Tax Act during the three months ended December 31, 2017 which resulted in an adjustment that decreased our deferred tax assets by $3.8 million due to the reduction of the federal corporate income tax rate from 35% to 21%. Estimates used to prepare our income tax expense during the quarter are based on our initial analysis of the Tax Act. Given the complexity of the act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2018 to reflect any such guidance provided.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which have been clinically developed by AbbVie, has yet to advance beyond completion of Phase 2 clinical trials. Any future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 18 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on us or on AbbVie’s commercialization of its HCV regimens.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through January 19, 2018, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $67.32. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for HCV in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of December 31, 2017 of $58.68 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $25.0 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company” we are required to report periodic financial results and selected financial data related to two fiscal years compared to three and five years, respectively, for comparable data required to be reported by other public companies in selected SEC reports. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will continue to be an “emerging growth company” until our fiscal year ending September 30, 2018. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, we had 19.1 million shares of common stock outstanding. In addition, as of December 31, 2017, 2.7 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 9, 2018

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)