Form 10-Q
period 2018-03-31
ENANTA PHARMACEUTICALS INC
filed 2018-05-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 19,267,599 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2018

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$66,926	$65,675
Short-term marketable securities	189,797	157,994
Accounts receivable	44,049	10,614
Prepaid expenses and other current assets	4,905	3,536
Total current assets	305,677	237,819
Long-term marketable securities	32,186	70,038
Property and equipment, net	8,616	8,049
Deferred tax assets	7,567	10,123
Restricted cash	608	608
Total assets	$354,654	$326,637
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,696	$3,714
Accrued expenses and other current liabilities	7,041	7,970
Income taxes payable	5,380	9,298
Total current liabilities	17,117	20,982
Warrant liability	—	807
Series 1 nonconvertible preferred stock	1,528	762
Other long-term liabilities	2,607	2,410
Total liabilities	21,252	24,961
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,260 and 19,120 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	193	191
Additional paid-in capital	264,354	256,241
Accumulated other comprehensive loss	(794)	(112)
Retained earnings	69,649	45,356
Total stockholders' equity	333,402	301,676
Total liabilities and stockholders' equity	$354,654	$326,637

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue
Royalties	$44,049	$8,959	$67,158	$19,376
Milestones	—	—	15,000	—
Total revenue	44,049	8,959	82,158	19,376

Operating expenses:
Research and development	21,484	13,004	39,446	25,530
General and administrative	5,706	5,461	11,476	10,398
Total operating expenses	27,190	18,465	50,922	35,928
Income (loss) from operations	16,859	(9,506)	31,236	(16,552)
Other income (expense):
Interest income (expense), net	1,077	564	1,996	1,101
Other income (expense), net	(11)	—	(11)	—
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(15)	41	(28)
Income (loss) before income taxes	17,925	(8,957)	33,262	(15,479)
Income tax (expense) benefit	(5,370)	3,565	(9,014)	5,107
Net income (loss)	$12,555	$(5,392)	$24,248	$(10,372)

Net income (loss) per share:
Basic	$0.65	$(0.28)	$1.27	$(0.54)
Diluted	$0.61	$(0.28)	$1.20	$(0.54)

Weighted average shares outstanding:
Basic	19,206	19,047	19,167	19,042
Diluted	20,601	19,047	20,256	19,042

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss)	$12,555	$(5,392)	$24,248	$(10,372)
Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax of ($128), ($13), ($235), ($76)	(336)	(23)	(682)	(127)
Total other comprehensive loss	(336)	(23)	(682)	(127)
Comprehensive income (loss)	$12,219	$(5,415)	$23,566	$(10,499)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$24,248	$(10,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	7,710	6,759
Depreciation and amortization expense	1,200	1,021
Deferred income taxes	2,791	(5,437)
Income tax benefit from stock awards	1,984	—
Premium on marketable securities	(243)	(857)
Amortization of premium on marketable securities	110	406
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(41)	28
Other non-cash items	(84)	—
Change in operating assets and liabilities:
Accounts receivable	(33,435)	3,882
Prepaid expenses and other current assets	(1,369)	3,114
Accounts payable	565	688
Accrued expenses	(939)	562
Income taxes payable	(5,902)	—
Other long-term liabilities	236	349
Net cash provided by (used in) operating activities	(3,169)	143
Cash flows from investing activities
Purchase of property and equipment	(1,256)	(1,531)
Purchase of marketable securities	(99,721)	(151,273)
Proceeds from maturities and sales of marketable securities	104,986	155,475
Net cash provided by investing activities	4,009	2,671
Cash flows from financing activities
Proceeds from exercise of stock options	2,207	58
Payments of capital lease obligations	(39)	(36)
Payments for settlement of share-based awards	(1,757)	(202)
Net cash provided by (used in) financing activities	411	(180)
Net increase in cash and cash equivalents	1,251	2,634
Cash and cash equivalents at beginning of period	65,675	16,577
Cash and cash equivalents at end of period	$66,926	$19,211
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,883	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under its HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support its wholly-owned research and development programs, which are currently focused on the following disease targets: non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); respiratory syncytial virus (“RSV”) and hepatitis B virus (“HBV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2018 and for the three and six months ended March 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2018 and results of operations for the three and six months ended March 31, 2018 and 2017 and cash flows for the six months ended March 31, 2018 and 2017, have been made. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2018.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated. Certain reclassifications were made to non-operating income (expense) to net interest income and interest expense in the consolidated statements of operations and to net proceeds received from maturities and sales of marketable securities in the consolidated statements of cash flows to confirm the prior period presentation to the current period presentation.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment was effective for the Company in the fiscal year beginning October 1, 2017. As a result of the adoption, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this change in policy on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows will present excess tax benefits, if any, as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the new standard would be recognized at the adoption date in retained earnings on the consolidated balance sheet. Under the full retrospective approach, the new standard would be applied to each prior reporting period presented. These new standards will be effective for the Company beginning October 1, 2018. The Company is in process of determining the method of adoption of this standard, but under either method, the impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements. The AbbVie Agreement is the only revenue-generating arrangement outstanding. All performance obligations under the agreement have been achieved and the Company is earning annually tiered per-product royalties on the portion of AbbVie’s net sales of its HCV regimens allocable to the protease inhibitor product in the regimen.

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

3.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2018 and September 30, 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

	Fair Value Measurements at March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$24,465	$—	$—	$24,465
U.S. Treasury notes	14,493	—	—	14,493
Commercial paper	—	9,980	—	9,980
Corporate bonds	—	2,594	—	2,594
Marketable securities:
U.S. Treasury notes	32,633	—	—	32,633
Corporate bonds	—	162,037	—	162,037
Commercial paper	—	27,313	—	27,313
	$71,591	$201,924	$—	$273,515
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,528	$1,528
	$—	$—	$1,528	$1,528

	Fair Value Measurements at September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$19,863	$—	$—	$19,863
Commercial paper	—	29,756	—	29,756
Corporate bonds	—	3,000	—	3,000
Marketable securities:
U.S. Treasury notes	60,843	—	—	60,843
Corporate bonds	—	150,731	—	150,731
Commercial paper	—	12,458	—	12,458
U.S. Agency bonds	—	4,000	—	4,000
	$80,706	$199,945	$—	$280,651
Liabilities:
Warrant liability	$—	$—	$807	$807
Series 1 nonconvertible preferred stock	—	—	762	762
	$—	$—	$1,569	$1,569

During the six months ended March 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2017, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants were financial instruments that might have required a transfer of assets because of the liquidation features in the contract and were therefore recorded as liabilities and measured at fair value. These warrants expired on October 4, 2017, and are therefore no longer outstanding. The outstanding shares of Series 1 nonconvertible preferred stock are also measured at fair value. The fair value of both these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

The recurring Level 3 fair value measurements of the Company’s outstanding warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

		Range (Weighted Average)
		March 31,	September 30,
	Unobservable Input	2018	2017
Warrant liability and Series 1 nonconvertible preferred stock	Probabilities of payout	0%-65%	0%-65%
	Discount rate	5.25%	5.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2017	$807	$762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Balance, March 31, 2018	$—	$1,528

4.	Marketable Securities

As of March 31, 2018 and September 30, 2017, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$162,981	$—	$(944)	$162,037
U.S. Treasury notes	32,785	—	(152)	32,633
Commercial paper	27,313	—	—	27,313
	$223,079	$—	$(1,096)	$221,983

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150,841	$9	$(119)	$150,731
U.S. Treasury notes	60,908	—	(65)	60,843
Commercial paper	12,458	—	—	12,458
U.S. Agency bonds	4,004	—	(4)	4,000
	$228,211	$9	$(188)	$228,032

As of March 31, 2018, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $32,186, which consist of certain U.S. Treasury notes and corporate bonds that have maturities of more than one year but not more than three years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of March 31, 2018 and September 30, 2017:

	March 31,	September 30,
	2018	2017
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$2,944	$3,156
Accrued vendor manufacturing	1,492	1,130
Accrued payroll and related expenses	1,431	2,829
Accrued professional fees	748	456
Accrued other	426	399
	$7,041	$7,970

Other long-term liabilities:
Uncertain tax positions	$1,439	$1,175
Accrued rent expense	632	676
Capital lease obligation	337	379
Asset retirement obligation	199	180
	$2,607	$2,410

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $548,000 through March 31, 2018. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

The Company is also receiving annually tiered royalties per Company protease product ranging from the low double digits up to twenty percent, or on a blended basis from the low double digits up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor product in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

During the six months ended March 31, 2018, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™.

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

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

	Outstanding Warrants	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Outstanding as of September 30, 2017	1,030	$0.01
Exercised	(978)	$0.01
Expired	(52)	$0.01
Outstanding as of March 31, 2018	—	$0.01

As of March 31, 2018, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. As this preferred stock may require the Company to transfer a fixed amount of assets, these shares are classified as liabilities.

8.	Stock-Based Awards

The Company has granted stock-based awards, including stock options, restricted stock units, and performance share units, under its existing 2012 Equity Incentive Plan (the “2012 Plan”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2018:

	Shares Issuable Under Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 30, 2017	2,298	$30.36	7.4	$37,821
Granted	536	$52.47
Exercised	(94)	$23.39
Forfeited	(24)	$39.44
Outstanding as of March 31, 2018	2,716	$34.89	7.5	$125,041

Options exercisable as of March 31, 2018	1,517	$30.08	6.5	$77,113

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ending March 31, 2018:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	70	$34.51	70	$43.07
Granted	25	$77.93	25	$84.70
Vested	(20)	$32.04	(25)	$37.67
Cancelled	(5)	$32.04	—	$—
Unvested at March 31, 2018	70	$50.97	70	$59.96

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

A total of 80% of the target PSUs and 192.91% of the target rTSRUs granted in December 2015 vested during the three months ended March 31, 2018, resulting in the issuance of an aggregate of 68 common shares, net of share withholding.

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	110	$30.00
Granted	—	$—
Vested	—	$—
Cancelled	—	$—
Unvested at March 31, 2018	110	$30.00

Stock-Based Compensation Expense

During the three and six months ended March 31, 2018 and 2017, the Company recognized the following stock-based compensation expense:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,429	$1,044	$2,900	$2,008
General and administrative	2,161	2,448	4,810	4,751
	$3,590	$3,492	$7,710	$6,759

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Stock options	$3,030	$2,907	$5,978	$5,253
Performance stock units	35	43	641	667
rTSRUs	332	344	694	547
Restricted stock units	193	198	397	292
	$3,590	$3,492	$7,710	$6,759

During the six months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods.

As discussed in Note 2, the Company adopted ASU 2016-09 during the three months ended December 31, 2017. ASU 2016-09 intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity awards or liability awards, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption,

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this change in policy on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows will present excess tax benefits, if any, as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not retroactively restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

As of March 31, 2018, the Company had an aggregate of $33,320 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended March 31, 2018 and 2017 was calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$12,555	$(5,392)	$24,248	$(10,372)
Denominator:
Weighted average common shares outstanding—basic	19,206	19,047	19,167	19,042
Net income (loss) per share common share—basic	$0.65	$(0.28)	$1.27	$(0.54)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$12,555	$(5,392)	$24,248	$(10,372)
Denominator:
Weighted average common shares outstanding—basic	19,206	19,047	19,167	19,042
Dilutive effect of common stock equivalents	1,395	—	1,089	—
Weighted average common shares outstanding—diluted	20,601	19,047	20,256	19,042
Net income (loss) per share common share—diluted	$0.61	$(0.28)	$1.20	$(0.54)
Anti-dilutive common stock equivalents excluded from above	46	2,529	449	2,552

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10.	Income Taxes

For the three months ended March 31, 2018, the Company recorded income tax expense of $(5,370) and for the comparable period in 2017, recorded an income tax benefit of $3,565, both of which were attributable to the Company’s domestic operations. Income tax expense for the three months ended March 31, 2018 was driven by the Company’s pre-tax income during the quarter which increased from the prior comparable quarter due to an increase in royalties earned from the AbbVie Agreement. During the three months ended March 31, 2017, the Company’s income tax benefit was driven by the Company’s pre-tax loss during the quarter.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

For the six months ended March 31, 2018, the Company recorded income tax expense of $(9,014) and for the comparable period in 2017, recorded an income tax benefit of $5,107, representing effective tax rates of 27.1% and 33.0%, respectively. Income tax expense for the six months ended March 31, 2018, was driven by the Company’s pre-tax income for the year which increased from the prior comparable period due to an increase in royalties earned under the AbbVie Agreement. The effective tax rate of 27.1%  differs from the federal statutory rate of 21.0% due to the revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), offset by federal research and development tax credits and excess tax benefits from stock option exercises and restricted stock units vesting during the first half of 2018. During the six months ended March 31, 2017, the Company’s income tax benefit was driven by the Company’s pre-tax loss during the first half of 2017. The effective tax rate of 33.0% differs from the prior year federal statutory rate of 35.0% due to federal research and development tax credits which reduced the Company’s annual effective tax rate slightly below the statutory rate.

Estimates used to prepare our income tax expense are based on the Company’s initial analysis of the Tax Act enacted in December 2017. Given the complexity of the act, anticipated guidance from the U. S. Treasury regarding implementation of the act, and potential for additional guidance from the SEC and the Financial Accounting Standards Board related to the act, these estimates may be adjusted during fiscal 2018 to reflect any such guidance provided. The effective tax rate in 2018 therefore could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal and state tax matters in future periods as new information becomes available.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from fiscal year 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company is currently under examination by the Internal Revenue Service for the year ending September 30, 2016. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had an unrecognized tax benefit of $1,439 and $1,175 as of March 31, 2018 and September 30, 2017, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,013 for both the six months ended March 31, 2018 and 2017.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of March 31, 2018 and September 30, 2017, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2018.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under our HCV collaboration is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV marketed under the tradenames VIEKIRA PAK® (paritaprevir/ritonavir/

ombitasvir/dasabuvir) (U.S.) or VIEKIRAX® (paritaprevir/ritonavir/ombitasvir) (ex-U.S.). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

•

non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population (which is the equivalent of approximately 5 to 20 million individuals in the U.S. alone);

•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.;
•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under one year of age in the U.S., resulting in an estimated 57,000 to 125,000 hospitalizations each year in the U.S.; and

•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $288.9 million in cash and marketable securities at March 31, 2018. In the first half of our fiscal year 2018, we earned $67.2 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to glecaprevir or paritaprevir and earned the remaining $15.0 million milestone under our collaboration with AbbVie as a result of commercialization regulatory approval of MAVIRET™ in Japan. We expect our existing financial resources and cash flows will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in liver disease (non-virology), namely NASH and PBC, and in virology, namely RSV and HBV:

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

o

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. Additional data from this study were also presented at the 2018 NASH-TAG conference and the 2018 International Liver Conference (ILC). The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

▪

EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased levels of FGF19 and reduced levels of C4, both of which are monitored as downstream markers indicating FXR receptor activity.

▪	Results support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus (itching).
o

Since November 2016, we have presented data at the 2016 and 2017 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 and 2018 NASH-TAG conferences and the 2017 and 2018 ILC conferences that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	We initiated a Phase 2 clinical study, known as INTREPID, of EDP-305 in PBC patients in December 2017.
o	We initiated a Phase 2 clinical study, known as ARGON-1, of EDP-305 in NASH patients in February 2018.
o	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
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
o

Assuming successful completion of the Phase 1 study, we anticipate starting a Phase 2a challenge study of EDP-938 in the fourth quarter of calendar 2018. The challenge study will test the effect of EDP-938 on volunteers who will be infected with RSV in the course of the study.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibition, a mechanism with early clinical validation. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches. We continue to make progress in discovering, characterizing, and seeking patent protection for new HBV core inhibitors, also known as core protein allosteric modulators, or CpAMs, or capsid assembly modulators, with the goal of identifying a development candidate in 2018.

o

In April 2018 at the ILC, we presented in vitro and humanized mouse model data on one of our most advanced core inhibitors being evaluated for HBV. The data presented demonstrated that in a chimeric mouse model with human liver cells, EP-027367 reduced HBV DNA levels by up to 3.0 logs from baseline in HBV viral titers with four weeks of treatment and demonstrated a favorable tolerability and safety profile.

o	In addition, we are conducting preclinical experiments with compounds we have discovered that use other mechanisms to target HBV.

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

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens currently marketed in the U.S., EU, Japan and other countries around the world under the trade names VIEKIRA PAK®, and VIEKIRAX®. First approved and sold in the U.S. in December 2014 for treatment of GT-1 HCV, AbbVie’s HCV regimens containing paritaprevir are also approved for GT-4 HCV.

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs. We expect to incur substantially greater expenses as we continue to advance our FXR agonist program for NASH and PBC. Specifically, we recently initiated two Phase 2 studies of EDP-305 one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 1 clinical study of our lead RSV candidate, EDP-938, in the fourth quarter of calendar 2017 and plan to initiate a Phase 2a challenge study in RSV in the fourth calendar quarter of 2018. We are increasing our expenses in fiscal 2018 as compared to our fiscal 2017, as we conduct these clinical studies and advance other compounds into substantial preclinical development.

Since our initial public offering in 2013, we have devoted substantially all of our resources to the discovery and development of novel compounds for the treatment of viral infections and liver diseases. For the periods included in this report we have funded our operations primarily through payments received under our collaboration agreement with AbbVie. Our revenue will continue to be dependent on royalty payments we receive from our collaboration with AbbVie.

For its new MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK®, AbbVie initially set a lower list price compared to its original HCV regimens and other HCV products on the market. Over the past few quarters, AbbVie reported increasing MAVYRET/MAVIRET market share and has become a leading HCV treatment in several market geographies where it is approved. However, the market for HCV therapies remains very dynamic in several jurisdictions and we cannot predict how it will continue to evolve.

Revenue

In our fiscal 2018 and 2017, our revenue has been derived from our continuing collaboration agreement with AbbVie. In 2017 we generated royalty revenue from AbbVie’s net sales allocable to our protease inhibitor, paritaprevir, which is part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries since then. Since then, AbbVie received approvals of its new HCV regimen containing glecaprevir in the U.S. and EU in the summer of 2017 and began commercializing the combination under the tradenames MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.). The large majority of our royalty revenues are now derived from this regimen.

The following table is a summary of revenue recognized from our collaboration agreement for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$44,049	$8,959	$67,158	$19,376
Milestones	—	—	15,000	—
Total revenue	$44,049	$8,959	$82,158	$19,376

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the six months ended March 31, 2018, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. We did not earn any milestones during the same period in 2017.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)
Research and development	$21,484	$13,004	$39,446	$25,530
General and administrative	5,706	5,461	11,476	10,398
Total operating expenses	$27,190	$18,465	$50,922	$35,928

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$44,049	$8,959
Research and development	21,484	13,004
General and administrative	5,706	5,461
Other income (expense), net	1,066	549
Income tax (expense) benefit	(5,370)	3,565

Revenue

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$44,049	$8,959
Total revenue	$44,049	$8,959

We recognized revenue of $44.0 million during the three months ended March 31, 2018 as compared to $9.0 million during the same period 2017. During the three months ended March 31, 2018, revenue consisted of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir. During the three months ended March 31, 2017, our revenue consisted solely of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir.

Our revenue is generated through our collaboration with AbbVie. Our collaboration’s new MAVYRET/MAVIRET regimen, a pan-genotypic treatment combining two DAAs, began commercialization in the second half of calendar quarter 2017, following its approval in the EU, and U.S., and most recently, Japan. We receive annually tiered, double-digit, per-product royalties on 50% of all net sales of MAVYRET/MAVIRET. Our royalty revenues eligible to be earned in the future will be dependent on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated.

Research and development expenses

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
R&D programs:
Liver disease	$12,259	$8,200
Virology	9,186	4,722
Other	39	82
Total research and development expenses	$21,484	$13,004

Research and development expenses increased $8.5 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical studies and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to a slight increase in compensation expense due to an increase in headcount.

Other income (expense), net

Other income (expense), net, increased $0.5 million for the three months ended March 31, 2018 as compared to the same period in 2017 due to an increase in interest income due to higher average investment balances and an increase in interest rates year over year.

Income tax (expense) benefit

For the three months ended March 31, 2018, we recorded income tax (expense) of $(5.4) million and for the comparable period in 2017, an income tax benefit of $3.6 million. During the three months ended March 31, 2018, our income tax expense was driven by our pre-tax income during the quarter which increased from the prior comparable quarter due to an increase in royalties earned from the AbbVie Agreement. For the three months ended March 31, 2017, our income tax benefit was driven by our pre-tax loss during the quarter.

Comparison of the Six Months Ended March 31, 2018 and 2017

	Six Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$82,158	$19,376
Research and development	39,446	25,530
General and administrative	11,476	10,398
Other income (expense), net	2,026	1,073
Income tax (expense) benefit	(9,014)	5,107

Revenue

	Six Months Ended
	March 31,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$67,158	$19,376
Milestones	15,000	—
Total revenue	$82,158	$19,376

We recognized revenue of $82.2 million during the six months ended March 31, 2018 as compared to $19.4 million during the same period in 2017. During the six months ended March 31, 2018, revenue consisted of a $15.0 million milestone payment earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan, as well as royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir. During the six months ended March 31, 2017, our revenue consisted solely of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir.

Research and development expenses

	Six Months Ended
	March 31,
	2018	2017
	(in thousands)
R&D programs:
Liver disease	$22,969	$14,112
Virology	16,408	11,246
Other	69	172
Total research and development expenses	$39,446	$25,530

Research and development expenses increased $13.9 million for the six months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical activities and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $1.1 million for the six months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income (expense), net

Other income (expense), net, increased $1.0 million for the six months ended March 31, 2018 as compared to the same period in 2017 due to an increase in interest income due to higher average investment balances and an increase in interest rates year over year.

Income tax (expense) benefit

For the six months ended March 31, 2018, we recorded income tax expense of $(9.0) million and for the comparable period in 2017, recorded an income tax benefit of $5.1 million. Income tax expense for the six months ended March 31, 2018 was driven by our pre-tax income for the year which increased from the prior comparable period due to an increase in royalties earned under the AbbVie Agreement. Our estimated annual effective tax rate of 27.1% for the six months ended March 31, 2018, differs from the federal statutory rate of 21.0% due to the revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), offset by federal research and development tax credits and excess tax benefits from stock option exercises and restricted stock units vesting during the first half of 2018. For the six months ended March 31, 2017, we recorded an income tax benefit due to our pre-tax loss during the first half of fiscal 2017. Our estimated annual effective tax rate of 33.0% for the six months ended March 31, 2017, differs from the prior year U.S. statutory rate of 35.0% due to federal research and development tax credits which reduced our estimated annual effective tax rate slightly below the statutory rate.

Estimates used to prepare our income tax expense are based on our initial analysis of the Tax Act. Given the complexity of the Tax Act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2018 to reflect any such guidance provided.

Liquidity and Capital Resources

At March 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $288.9 million.

For the periods presented, we have financed our operations primarily through payments under our AbbVie collaboration. The following table shows a summary of our cash flows for the six months ended March 31, 2018 and 2017:

	Six Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,169)	$143
Investing activities	$4,009	$2,671
Financing activities	$411	$(180)
Net increase in cash and cash equivalents	$1,251	$2,634

Net cash provided by (used in) operating activities

The decrease in cash provided by operating activities of $3.3 million for the six months ended March 31, 2018 as compared to the same period in 2017 is driven primarily by timing of payments received under our collaboration with AbbVie year over year, which were substantially offset by increased expenditures in research and development in order to progress clinical development and preclinical research in our proprietary programs. We received $48.7 million in cash during the six months ended March 31, 2018 from AbbVie, including royalties and a $15.0 million milestone payment, compared to $23.3 million in cash during six months ended March 31, 2017 which consisted exclusively of royalties. The increase in cash received from our collaboration agreement was offset by an increase in cash spending on research and development to progress clinical development and preclinical research in our proprietary programs, an increase in taxes paid of $8.9 million year over year due to timing of estimated tax payments and a decrease in tax refunds received year over year of $4.9 million.

Net cash provided by investing activities

The increase in cash provided by investing activities of $1.3 million for the six months ended March 31, 2018 as compared to the same period in 2017 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by (used in) financing activities

The increase in net cash provided by financing activities of $0.6 million for the six months ended March 31, 2018 as compared to the same period in 2017 was driven by an increase proceeds from stock option exercises during the first half of 2018 as a result of the increase of the price of our common stock as compared to 2017.

Funding requirements

As of March 31, 2018, we had $288.9 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2018 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2017 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended March 31, 2018.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $288.9 million at March 31, 2018 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of March 31, 2018.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed on February 9, 2018 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon the commercialization efforts of AbbVie for combination therapies incorporating our protease inhibitor, glecaprevir, for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the commercialization of its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to generate revenue will depend primarily on the success of AbbVie’s continued efforts to commercialize MAVYRET/MAVIRET. Such success is subject to significant uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to this regimen. Any of several events or factors could have a material adverse effect on our ability to generate revenue from AbbVie’s commercialization of glecaprevir in combination therapies. For example, AbbVie:

•

may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for the MAVYRET/MAVIRET regimen in the various markets of the world where it is being introduced and sold by AbbVie;

•	may not compete successfully with its MAVYRET/MAVIRET regimen against other products and therapies for HCV;
•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for its regimen containing glecaprevir;
•	may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;
•	may not commit sufficient resources to the marketing and distribution of MAVYRET/MAVIRET, whether for competitive or strategic reasons or otherwise due to a change in business priorities;
•	may cease to perform its obligations under the terms of our collaboration agreement;
•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment; and

•

may not be able to manufacture paritaprevir or glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand

We do not have access to all information regarding the HCV regimens being commercialized by AbbVie, including certain information about spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products licensed under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of MAVYRET/MAVIRET could be delayed or terminated in selected jurisdictions or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the commercialization of licensed products without consulting us, and may make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for NASH, PBC, RSV and HBV, as well as other liver diseases and viral infections, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, PBC, RSV, HBV and other viral infections or liver diseases that we may target in the future.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Sovaldi® (sofosbuvir), Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvirm), Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir) and Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products, the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets and as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with programs that are significantly more advanced than ours, including companies with compounds in Phase 3 in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies are in Phase 2 clinical trials for NASH or related conditions. These companies include Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Conatus, Cirius, Cymabay, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Shire, and Viking. A significant number of other companies are conducting earlier clinical trials that may be applicable in NASH and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Altimmune, Assembly, Arrowhead, Enyo and Transgene.

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

AbbVie has been responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent NASH, PBC, RSV and HBV programs, we will need to successfully:

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

Expenses associated with development of our product candidates may cause our results of operations to fluctuate from period to period, which may result in operating losses.

Many of the preclinical and clinical development activities required for our product candidates have to be contracted out to contract research organizations (CROs) at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. It is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceutical fields is intense. In addition, we will need to hire additional personnel as we expand our clinical development and ultimately seek regulatory approvals and prepare for commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

In each of our past four fiscal years, our net income resulted primarily from license payments, including milestone payments we earned from AbbVie and royalties we earned since December 2014 on net sales of AbbVie’s HCV regimens allocated to our protease inhibitors included in those regimens. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir is uncertain given the competitive nature of the market for HCV therapies. This is attributed to price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen or that regimen may not be accepted in the market. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 contains many provisions which differ from current tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21%, the elimination of a corporation’s ability to carryback net operating losses to prior taxable income periods and the elimination of the deductibility of certain performance-based equity awards under Section 162(m). We accounted for the Tax Act during the six months ended March 31, 2018, which resulted in an adjustment that decreased our deferred tax assets by $3.8 million due to the reduction of the federal corporate income tax rate from 35% to 21%. Estimates used to prepare our income tax expense during the quarter are based on our initial analysis of the Tax Act. Given the complexity of the act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2018 to reflect any such guidance provided.

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

Clinical trials can be delayed for a variety of reasons, including delays related to:

•

reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we may be subject to limitations on how we may promote the product;
•	sales of the product may decrease significantly;
•	regulatory authorities may require us to take our approved product off the market;
•	we may be subject to litigation or product liability claims; and
•	our reputation and our stock price may suffer.

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

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition. In addition, AbbVie has the right to make decisions regarding the commercialization of paritaprevir and glecaprevir without consulting us, and may make decisions with which we do not agree.

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

In most foreign countries, particularly in the European Union and Japan, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers, a trade war, or political unrest in China could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tarrifs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through May 8, 2018, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $107.29. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•

actions by AbbVie regarding HCV treatment regimens containing paritaprevir or the MAVYRET/MAVIRET regimen containing glecaprevir as approved in the U.S., EU and Japan, including announcements regarding clinical, regulatory or commercial developments or our collaboration;

•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s MAVYRET/MAVIRET regimen or competitive HCV drugs;
•	failure of AbbVie’s paritaprevir-containing HCV treatment regimens to maintain their sales levels or AbbVie’s MAVYRET/MAVIRET regimen to achieve commercial success;
•	results from or delays of clinical trials of our other product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;
•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, manufacturers, clinical trial sponsors and clinical investigators;
•	regulatory, political or legal developments in the United States or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to commercialize our product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;
•	market conditions in the pharmaceutical and biotechnology sectors;
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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of March 31, 2018 of $80.91 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $40.5 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will cease to be an “emerging growth company” as of our fiscal year ending September 30, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2018, we had 19.3 million shares of common stock outstanding. In addition, as of March 31, 2018, 2.7 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 10, 2018

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)