Form 10-Q
period 2018-06-30
ENANTA PHARMACEUTICALS INC
filed 2018-08-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 19,377,527 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2018

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$42,477	$65,675
Short-term marketable securities	230,750	157,994
Accounts receivable	57,262	10,614
Prepaid expenses and other current assets	9,404	3,536
Total current assets	339,893	237,819
Long-term marketable securities	22,272	70,038
Property and equipment, net	8,383	8,049
Deferred tax assets	7,929	10,123
Restricted cash	608	608
Total assets	$379,085	$326,637
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,902	$3,714
Accrued expenses and other current liabilities	9,127	7,970
Income taxes payable	—	9,298
Total current liabilities	14,029	20,982
Warrant liability	—	807
Series 1 nonconvertible preferred stock	1,528	762
Other long-term liabilities	2,627	2,410
Total liabilities	18,184	24,961
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,360 and 19,120 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	194	191
Additional paid-in capital	271,365	256,241
Accumulated other comprehensive loss	(595)	(112)
Retained earnings	89,937	45,356
Total stockholders' equity	360,901	301,676
Total liabilities and stockholders' equity	$379,085	$326,637

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Royalties	$57,262	$7,511	$124,420	$26,887
Milestones	—	—	15,000	—
Total revenue	57,262	7,511	139,420	26,887

Operating expenses:
Research and development	28,487	15,407	67,933	40,937
General and administrative	6,135	5,233	17,611	15,631
Total operating expenses	34,622	20,640	85,544	56,568
Income (loss) from operations	22,640	(13,129)	53,876	(29,681)
Other income (expense):
Interest income (expense), net	1,328	617	3,324	1,718
Other income (expense), net	10	—	(1)	—
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(17)	41	(45)
Income (loss) before income taxes	23,978	(12,529)	57,240	(28,008)
Income tax (expense) benefit	(3,690)	4,103	(12,704)	9,210
Net income (loss)	$20,288	$(8,426)	$44,536	$(18,798)

Net income (loss) per share:
Basic	$1.05	$(0.44)	$2.32	$(0.99)
Diluted	$0.97	$(0.44)	$2.17	$(0.99)

Weighted average shares outstanding:
Basic	19,303	19,081	19,212	19,055
Diluted	21,017	19,081	20,509	19,055

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$20,288	$(8,426)	$44,536	$(18,798)
Other comprehensive income (loss):
Net unrealized income (loss) on marketable securities, net of tax of $76, ($17), ($159), ($93)	199	(29)	(483)	(156)
Total other comprehensive income (loss)	199	(29)	(483)	(156)
Comprehensive income (loss)	$20,487	$(8,455)	$44,053	$(18,954)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$44,536	$(18,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	11,735	9,861
Depreciation and amortization expense	1,857	1,573
Deferred income taxes	2,353	(9,240)
Income tax benefit from stock awards	3,520	—
Premium on marketable securities	(297)	(840)
Amortization of (discount) premium on marketable securities	(238)	564
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(41)	45
Other non-cash items	(84)	—
Change in operating assets and liabilities:
Accounts receivable	(46,648)	5,330
Prepaid expenses and other current assets	(5,868)	2,584
Accounts payable	1,446	2,717
Accrued expenses	1,150	1,145
Income taxes payable	(12,818)	—
Other long-term liabilities	276	406
Net cash provided by (used in) operating activities	879	(4,653)
Cash flows from investing activities
Purchase of property and equipment	(2,358)	(2,272)
Purchase of marketable securities	(179,076)	(186,222)
Proceeds from maturities and sales of marketable securities	153,981	198,823
Net cash provided by (used in) investing activities	(27,453)	10,329
Cash flows from financing activities
Proceeds from exercise of stock options	5,192	266
Payments of capital lease obligations	(59)	(54)
Payments for settlement of share-based awards	(1,757)	(202)
Net cash provided by financing activities	3,376	10
Net increase (decrease) in cash and cash equivalents	(23,198)	5,686
Cash and cash equivalents at beginning of period	65,675	16,577
Cash and cash equivalents at end of period	$42,477	$22,263
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,404	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under its HCV collaboration, which is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV, is currently marketed outside the U.S. under the tradename VIEKIRAX® (paritaprevir/ritonavir/ombitasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support its wholly-owned research and development programs, which are currently focused on the following disease targets: non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); respiratory syncytial virus (“RSV”) and hepatitis B virus (“HBV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and nine months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and results of operations for the three and nine months ended June 30, 2018 and 2017 and cash flows for the nine months ended June 30, 2018 and 2017, have been made. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or for the year ending September 30, 2018.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated. Certain reclassifications were made to non-operating income (expense) to net interest income and interest expense in the consolidated statements of operations and to net proceeds received from maturities and sales of marketable securities in the consolidated statements of cash flows to conform the prior period presentation to the current period presentation.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment was effective for the Company in the fiscal year beginning October 1, 2017. As a result of the adoption, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this accounting policy change on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows now presents excess tax benefits as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the new standard would be recognized at the adoption date in retained earnings on the consolidated balance sheet. Under the full retrospective approach, the new standard would be applied to each prior reporting period presented. These new standards will be effective for the Company beginning October 1, 2018. The Company will adopt the standard under the modified retrospective method, the impact of which is not expected to have a material impact on the Company’s consolidated financial statements as the AbbVie Agreement is the only revenue-generating arrangement outstanding and all performance obligations under the agreement have been achieved. The Company is currently earning annually tiered per-product royalties on the portion of AbbVie’s net sales of its HCV regimens allocable to the protease inhibitor product in the regimen.

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

3.Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2018 and September 30, 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

	Fair Value Measurements at June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$16,837	$—	$—	$16,837
U.S. Treasury notes	5,997	—	—	5,997
Commercial paper	—	15,459	—	15,459
Marketable securities:
U.S. Treasury notes	39,674	—	—	39,674
Corporate bonds	—	129,665	—	129,665
Commercial paper	—	83,683	—	83,683
	$62,508	$228,807	$—	$291,315
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,528	$1,528
	$—	$—	$1,528	$1,528

	Fair Value Measurements at September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$19,863	$—	$—	$19,863
Commercial paper	—	29,756	—	29,756
Corporate bonds	—	3,000	—	3,000
Marketable securities:
U.S. Treasury notes	60,843	—	—	60,843
Corporate bonds	—	150,731	—	150,731
Commercial paper	—	12,458	—	12,458
U.S. Agency bonds	—	4,000	—	4,000
	$80,706	$199,945	$—	$280,651
Liabilities:
Warrant liability	$—	$—	$807	$807
Series 1 nonconvertible preferred stock	—	—	762	762
	$—	$—	$1,569	$1,569

During the nine months ended June 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2017	$807	$762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Balance, June 30, 2018	$—	$1,528

4.	Marketable Securities

As of June 30, 2018 and September 30, 2017, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$130,355	$—	$(690)	$129,665
Commercial paper	83,683	—	—	83,683
U.S. Treasury notes	39,805	1	(132)	39,674
	$253,843	$1	$(822)	$253,022

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150,841	$9	$(119)	$150,731
U.S. Treasury notes	60,908	—	(65)	60,843
Commercial paper	12,458	—	—	12,458
U.S. Agency bonds	4,004	—	(4)	4,000
	$228,211	$9	$(188)	$228,032

As of June 30, 2018, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $22,272, which consist of certain U.S. Treasury notes and corporate bonds that have maturities of more than one year but not more than three years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of June 30, 2018 and September 30, 2017:

	June 30,	September 30,
	2018	2017
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$3,205	$3,156
Accrued vendor manufacturing	2,444	1,130
Accrued payroll and related expenses	2,340	2,829
Accrued professional fees	773	456
Accrued other	365	399
	$9,127	$7,970

Other long-term liabilities:
Uncertain tax positions	$1,493	$1,175
Accrued rent expense	611	676
Capital lease obligation	315	379
Asset retirement obligation	208	180
	$2,627	$2,410

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $592,000 through June 30, 2018. Since the Company completed all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

The Company is also receiving annually tiered royalties per Company protease product ranging from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor product in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. The following table details the royalty tiers associated with cumulative calendar year net sales allocated to each royalty-bearing product as provided in the AbbVie Agreement:

Calendar Year Net Sales	Royalty Tier
(in thousands)	(%)
up to $500,000	10%
from $500,000 up to $750,000	12%
from $750,000 up to $1,000,000	14%
from $1,000,000 up to $2,500,000	17%
greater than or equal to $2,500,000	20%

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

During the nine months ended June 30, 2018, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™.

7.	Warrants to Purchase Series 1 Nonconvertible Preferred Stock and Series 1 Nonconvertible Preferred Stock

In October and November 2010, the Company issued warrants to purchase up to a total of 2,000 shares of Series 1 nonconvertible preferred stock. As these warrants were financial instruments that might have required the Company to transfer assets, these instruments were classified as liabilities. The following table summarizes the activity of the warrants to purchase Series 1 nonconvertible preferred stock:

	Outstanding Warrants	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Outstanding as of September 30, 2017	1,030	$0.01
Exercised	(978)	$0.01
Expired	(52)	$0.01
Outstanding as of June 30, 2018	—	$0.01

As of June 30, 2018, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. As this preferred stock may require the Company to transfer a fixed amount of assets, these shares are classified as liabilities.

8.	Stock-Based Awards

The Company has granted stock-based awards, including stock options, restricted stock units, performance share units, and relative total stockholder return units, under its 2012 Equity Incentive Plan (the “2012 Plan”). The Company also has outstanding stock-based awards under its 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2018:

	Shares Issuable Under Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 30, 2017	2,298	$30.36	7.4	$37,821
Granted	585	$56.36
Exercised	(194)	$26.75
Forfeited	(26)	$38.86
Outstanding as of June 30, 2018	2,663	$36.26	7.3	$212,103

Options exercisable as of June 30, 2018	1,551	$31.01	6.4	$131,696

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ending June 30, 2018:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	70	$34.51	70	$43.07
Granted	25	$77.93	25	$84.70
Vested	(20)	$32.04	(25)	$37.67
Cancelled	(5)	$32.04	—	$—
Unvested at June 30, 2018	70	$50.97	70	$59.96

A total of 80% of the target PSUs and 192.91% of the target rTSRUs granted in December 2015 vested during the three months ended March 31, 2018, resulting in the issuance of an aggregate of 68 common shares, net of share withholding.

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	110	$30.00
Granted	—	$—
Vested	—	$—
Cancelled	(1)	$30.00
Unvested at June 30, 2018	109	$30.00

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2018 and 2017, the Company recognized the following stock-based compensation expense:

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,590	$990	$4,490	$2,998
General and administrative	2,435	2,112	7,245	6,863
	$4,025	$3,102	$11,735	$9,861

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$3,317	$2,544	$9,295	$7,797
Performance stock units	—	—	641	667
rTSRUs	509	358	1,203	905
Restricted stock units	199	200	596	492
	$4,025	$3,102	$11,735	$9,861

During the nine months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods. The expense for time-based stock options and restricted stock units reflects time-based vesting during the periods presented.

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

As of June 30, 2018, the Company had an aggregate of $33,853 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended June 30, 2018 and 2017 was calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$20,288	$(8,426)	$44,536	$(18,798)
Denominator:
Weighted average common shares outstanding—basic	19,303	19,081	19,212	19,055
Net income (loss) per share common share—basic	$1.05	$(0.44)	$2.32	$(0.99)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$20,288	$(8,426)	$44,536	$(18,798)
Denominator:
Weighted average common shares outstanding—basic	19,303	19,081	19,212	19,055
Dilutive effect of common stock equivalents	1,714	—	1,297	—
Weighted average common shares outstanding—diluted	21,017	19,081	20,509	19,055
Net income (loss) per share common share—diluted	$0.97	$(0.44)	$2.17	$(0.99)
Anti-dilutive common stock equivalents excluded from above	117	2,244	338	1,832

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10.	Income Taxes

For the three months ended June 30, 2018, the Company recorded income tax expense of $(3,690) and for the comparable period in 2017, recorded an income tax benefit of $4,103, both of which were attributable to the Company’s domestic operations. Income tax expense for the three months ended June 30, 2018 was driven by the Company’s pre-tax income during the quarter which increased from the prior comparable quarter due to an increase in royalties earned from the AbbVie Agreement. During the three months ended June 30, 2017, the Company’s income tax benefit was driven by the Company’s pre-tax loss during the quarter.

For the nine months ended June 30, 2018, the Company recorded income tax expense of $(12,704) and for the comparable period in 2017, recorded an income tax benefit of $9,210, representing effective tax rates of 22.2% and 32.9%, respectively. Income tax expense for the nine months ended June 30, 2018, was driven by the Company’s pre-tax income for the year which increased from the prior comparable period due to an increase in royalties and milestones earned under the AbbVie Agreement. The effective tax rate of 22.2%  differs from the federal statutory rate of 21.0% due to the revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), offset by federal research and development tax credits and excess tax benefits from stock option exercises and restricted stock units vesting during the first nine months of 2018. During the nine months ended June 30, 2017, the Company’s income tax benefit was driven by the Company’s pre-tax loss during the first half of 2017. The effective tax rate of 32.9% differs from the prior year federal statutory rate of 35.0% due to federal research and development tax credits which reduced the Company’s annual effective tax rate slightly below the statutory rate.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from fiscal year 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. During the three months ended June 30, 2018, the Company received and agreed to a notice of proposed adjustment from the IRS, the amount of which was immaterial to the financial statements. The Company is in process of finalizing the completion of the IRS audit. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had an unrecognized tax benefit of $1,493 and $1,175 as of June 30, 2018 and September 30, 2017, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has an office and laboratory lease that expires in September 2022. Payment escalation as specified in the lease agreement is accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,519 for both the nine months ended June 30, 2018 and 2017.

In connection with the lease, the Company has outstanding a $608 letter of credit, collateralized by a money market account. As of June 30, 2018 and September 30, 2017, the Company classified the $608 related to the letter of credit as restricted cash. Additionally, the lease, as amended, included a $598 tenant improvement allowance from the landlord, which is accounted for as a capital lease obligation.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2018.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie and marketed as part of AbbVie’s new direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under our HCV collaboration, paritaprevir, which is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV, is currently marketed outside the U.S. under the tradename

VIEKIRAX® (paritaprevir/ritonavir/ombitasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

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

We had $295.5 million in cash and marketable securities at June 30, 2018. In the first nine months of our fiscal year 2018, we earned $124.4 million in royalties on the portion of AbbVie’s net sales of its HCV regimens allocated to glecaprevir or paritaprevir and earned the remaining $15.0 million milestone under our collaboration with AbbVie as a result of commercialization regulatory approval of MAVIRET™ in Japan. We expect our existing financial resources and cash flows will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

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

o

Preclinical data has demonstrated that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro. EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

o	We initiated a Phase 1 clinical study of EDP-938 in the fourth quarter of calendar 2017 and completed dosing in July 2018.
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

Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. To date, we have earned a total of $330.0 million in milestone payments related to clinical development and commercialization regulatory approvals of these regimens in major markets:

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ in the U.S. and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET, is a new, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the EU, U.S. and Japan it was approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets.

Our economics from AbbVie’s MAVYRET/MAVIRET consist of two components:

o

We receive annually tiered, double-digit, per-product royalties (see Note 6 in Notes to Consolidated Financial Statements) on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on paritaprevir-containing regimens.

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

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens currently marketed in the EU, Japan and other countries around the world under the tradename VIEKIRAX®. In the U.S. the HCV regimen containing paritaprevir, which is sold under the tradename VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir), is no longer being actively marketed. First approved and sold in the U.S. in December 2014 for treatment of GT-1 HCV, AbbVie’s HCV regimens containing paritaprevir are also approved for GT-4 HCV.

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs. We expect to incur substantially greater expenses as we continue to advance our FXR agonist program for NASH and PBC as well as our RSV program. Specifically, in fiscal 2018, we initiated two Phase 2 studies of EDP-305, one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 1 clinical study of our lead RSV candidate, EDP-938, in the fourth quarter of calendar 2017, which has finished dosing, and we plan to initiate a Phase 2a challenge study in RSV in the fourth calendar quarter of 2018. We have been increasing our expenses in fiscal year 2018, as compared to our fiscal year 2017, as we conduct these clinical studies and advance other compounds into substantial preclinical development.

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

For its new MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK® and other HCV regimens, AbbVie initially set a lower list price compared to its original

HCV regimens and other HCV products on the market. Over the past few quarters, AbbVie has reported increasing MAVYRET/MAVIRET sales and market share and has become a leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. However, the market for HCV therapies remains very dynamic in several jurisdictions where MAVYRET/MAVIRET is already approved or AbbVie is seeking approval, and we cannot predict how that market will continue to evolve.

Revenue

In our fiscal 2018 and 2017, our revenue has been derived from our continuing collaboration agreement with AbbVie. In 2017, we generated royalty revenue from AbbVie’s net sales allocable to our protease inhibitor, paritaprevir, which is part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries subsequently. Since then, AbbVie received approvals of its new HCV regimen containing glecaprevir in the U.S. and EU in the summer of 2017 and began commercializing the combination under the tradenames MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.). The large majority of our royalty revenues are now derived from this regimen.

The following table is a summary of revenue recognized from our collaboration agreement for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$57,262	$7,511	$124,420	$26,887
Milestones	—	—	15,000	—
Total revenue	$57,262	$7,511	$139,420	$26,887

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the nine months ended June 30, 2018, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. We did not earn any milestones during the same period in 2017.

We also receive annually tiered, double-digit royalties per protease inhibitor product on AbbVie’s net sales allocable to either of our collaboration’s protease inhibitors. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis (see Note 6 in Notes to Consolidated Financial Statements at page 12 of this report which is incorporated herein by reference).

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$28,487	$15,407	$67,933	$40,937
General and administrative	6,135	5,233	17,611	15,631
Total operating expenses	$34,622	$20,640	$85,544	$56,568

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

We expect that general and administrative expenses will increase in the future primarily due to ongoing expansion of our operating activities in support of our own research and development programs, as well as potential additional costs associated with operating a growing publicly traded company.

Other Income (Expense

Other income (expense) consists of interest income, interest expense and the change in fair value of our Series 1 nonconvertible preferred stock and the change in fair value of our outstanding warrant liability in 2017. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation. The change in fair value of our outstanding warrant liability and Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying stock. The change in fair value also includes any forfeiture of unexercised warrants which expired on October 4, 2017.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Revenue	$57,262	$7,511
Research and development	28,487	15,407
General and administrative	6,135	5,233
Other income (expense), net	1,338	600
Income tax (expense) benefit	(3,690)	4,103
Net income (loss)	20,288	(8,426)

Revenue

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$57,262	$7,511
Total revenue	$57,262	$7,511

We recognized revenue of $57.3 million during the three months ended June 30, 2018 as compared to $7.5 million during the same period 2017. During the three months ended June 30, 2018, revenue consisted of royalties earned on the portion of AbbVie’s net sales of its respective HCV treatment regimens allocable to glecaprevir or paritaprevir, and substantially all of our royalties are now earned on MAVYRET/MAVIRET. During the three months ended June 30, 2017, our revenue consisted solely of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimen allocable to paritaprevir.

Our revenue is generated through our collaboration with AbbVie. Our collaboration’s MAVYRET/MAVIRET regimen, a pan-genotypic treatment combining two DAAs, began commercialization in the second half of 2017, following its approval in the EU, U.S., and Japan. We receive annually tiered, double-digit, per-product royalties on 50% of all net sales of MAVYRET/MAVIRET. During the three months ended June 30, 2018, the net sales of MAVYRET/MAVIRET moved our cumulative annual royalties for glecaprevir for the calendar year through the 12% and into the 14% tier of our royalty rate schedule under our agreement with AbbVie. Our royalty revenues eligible to be earned in the future will be dependent on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year our royalty rates reset to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

Research and development expenses

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
R&D programs:
Liver disease	$16,578	$10,281
Virology	11,884	5,069
Other	25	57
Total research and development expenses	$28,487	$15,407

Research and development expenses increased $13.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our studies and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $0.9 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to an increase in headcount.

Other income (expense)

Other income (expense) increased $0.7 million for the three months ended June 30, 2018 as compared to the same period in 2017 due to an increase in interest income due to higher average investment balances and an increase in interest rates year over year.

Income tax (expense) benefit

For the three months ended June 30, 2018, we recorded income tax (expense) of $(3.7) million and for the comparable period in 2017, an income tax benefit of $4.1 million. During the three months ended June 30, 2018, our income tax expense was driven by our pre-tax income during the quarter which increased from the prior comparable quarter due to an increase in royalties earned from the AbbVie Agreement as a result of the launch of MAVRYET/MAVIRET in late 2017 and was offset by excess tax benefits from employee stock option exercises during the quarter. For the three months ended June 30, 2017, our income tax benefit was driven by our pre-tax loss during the quarter.

Comparison of the Nine Months Ended June 30, 2018 and 2017

	Nine Months Ended
	June 30,
	2018	2017
	(in thousands)
Revenue	$139,420	$26,887
Research and development	67,933	40,937
General and administrative	17,611	15,631
Other income (expense), net	3,364	1,673
Income tax (expense) benefit	(12,704)	9,210
Net income (loss)	44,536	(18,798)

Revenue

	Nine Months Ended
	June 30,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$124,420	$26,887
Milestones	15,000	—
Total revenue	$139,420	$26,887

We recognized revenue of $139.4 million during the nine months ended June 30, 2018 as compared to $26.9 million during the same period in 2017. During the nine months ended June 30, 2018, revenue consisted primarily of royalties earned on the portion of AbbVie’s net sales of its respective HCV treatment regimens allocable to glecaprevir or paritaprevir, as well as a $15.0 million milestone payment earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. Substantially all of our royalties are now earned on MAVYRET/MAVIRET. During the nine months ended June 30, 2017, our revenue consisted solely of royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to paritaprevir.

Research and development expenses

	Nine Months Ended
	June 30,
	2018	2017
	(in thousands)
R&D programs:
Liver disease	$39,547	$24,393
Virology	28,292	16,315
Other	94	229
Total research and development expenses	$67,933	$40,937

Research and development expenses increased $27.0 million for the nine months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our studies and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $2.0 million for the nine months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to increased headcount and to a lesser extent an increase in external accounting and consulting fees.

Other income (expense)

Other income (expense) increased $1.7 million for the nine months ended June 30, 2018 as compared to the same period in 2017 due to an increase in interest income due to higher average investment balances and an increase in interest rates year over year.

Income tax (expense) benefit

For the nine months ended June 30, 2018, we recorded income tax expense of $(12.7) million and for the comparable period in 2017, recorded an income tax benefit of $9.2 million. Income tax expense for the nine months ended June 30, 2018 was driven by our pre-tax income for the year which increased from the prior comparable period due to an increase in royalties and milestones earned under the AbbVie Agreement. Our estimated annual effective tax rate of 22.2% for the nine months ended June 30, 2018, differs from the U.S. federal statutory rate of 21.0% due to the revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), offset by federal research and development tax credits and excess tax benefits from stock option exercises and restricted stock units vesting during the first nine months of 2018. For the nine months ended June 30, 2017, we recorded an income tax benefit due to our pre-tax loss during the first half of fiscal 2017. Our estimated annual effective tax rate of 32.9% for the nine months ended June 30, 2017, differs from the prior year U.S. federal statutory rate of 35.0% due to federal research and development tax credits which reduced our estimated annual effective tax rate slightly below the statutory rate.

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

Liquidity and Capital Resources

At June 30, 2018, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $295.5 million.

For the periods presented, we have financed our operations primarily through payments under our AbbVie collaboration. The following table shows a summary of our cash flows for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$879	$(4,653)
Investing activities	$(27,453)	$10,329
Financing activities	$3,376	$10
Net increase (decrease) in cash and cash equivalents	$(23,198)	$5,686

Net cash provided by (used in) operating activities

The increase in cash provided by operating activities of $5.5 million for the nine months ended June 30, 2018 as compared to the same period in 2017 is driven primarily by timing of payments received under our collaboration with AbbVie year over year, which were substantially offset by increased expenditures in research and development in order to progress clinical development and preclinical research in our proprietary programs. We received $92.8 million in cash during the nine months ended June 30, 2018 from AbbVie, including royalties and a $15.0 million milestone payment, compared to $32.2 million in cash during nine months ended June 30, 2017 which consisted exclusively of royalties. The increase in cash received from our collaboration agreement was offset by an increase in cash spending on research and development to progress clinical development and preclinical research in our proprietary programs, and an increase in taxes paid of $20.4 million year over year due to timing of estimated tax payments.

Net cash provided by (used in) investing activities

The decrease in cash provided by investing activities of $37.8 million for the nine months ended June 30, 2018 as compared to the same period in 2017 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $3.4 million for the nine months ended June 30, 2018 as compared to the same period in 2017 was driven by an increase in proceeds from stock option exercises during the 2018 period as a result of the increase in the price of our common stock.

Funding requirements

As of June 30, 2018, we had $295.5 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2018 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2017 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended June 30, 2018.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $295.5 million at June 30, 2018 consisting of cash, money market funds, commercial paper, corporate bonds and government securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a 1% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of June 30, 2018.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

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

Our royalty revenues are primarily derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues would be adversely affected.

Our quarterly royalty revenue from AbbVie’s net sales of its MAVYRET/MAVIRET regimen have grown substantially even as it is priced well below the pricing of AbbVie’s first HCV regimens, and below that of its principal competitor, Gilead. While commercialization of this regimen is exclusively in AbbVie’s control without any input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts or competitive market dynamics and that there may be fluctuation in AbbVie’s market share over time due to competitive actions by Gilead. We also note Gilead has reported a decline year over year across most major geographic markets in the number of new patients starting on DAA treatments for HCV.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payers may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for such regimen and our royalty revenue derived from its sale.

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

In all the disease areas currently under the focus of our research and development efforts, there are other companies with product candidates that are more advanced than ours. Our competitors may succeed in developing these product candidates or others and obtaining regulatory approval before we can do so with any of our product candidates. If we are not “first to market” with one of our product candidates in one or more of these disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a follow-on competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, in order to gain regulatory approvals, overcome price competition and be commercially successful.

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position,

AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products, the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Conatus, Cirius, Cymabay, Galectin, Galmed, Gemphire Therapeutics, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer and Viking. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

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

If we are not successful in developing EDP-305 and/or EDP-938 or in discovering further product candidates in addition to those product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir is uncertain given the competitive nature of the market for HCV therapies. This is attributed to price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the further commercialization of MAVYRET/MAVIRET is not successful. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 contains many provisions which differ from current tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21%, the elimination of a corporation’s ability to carryback net operating losses to prior taxable income periods and the elimination of the deductibility of certain performance-based equity awards under Section 162(m). We accounted for the Tax Act during the nine months ended June 30, 2018, which resulted in an adjustment that decreased our deferred tax assets by $3.8 million due to the reduction of the federal corporate income tax rate from 35% to 21%. Estimates used to prepare our income tax expense during the quarter are based on our initial analysis of the Tax Act. Given the complexity of the act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2018 to reflect any such guidance provided.

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

Risks Related to Commercialization of Our Product Candidates

Even if AbbVie continues to successfully commercialize MAVYRET/MAVIRET, or even if we are able to commercialize any other treatment regimen containing one of our product candidates from any of our proprietary discovery programs, MAVYRET/MAVIRET or the resulting products, as the case may be, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, which would harm our business.

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

Commercial success of our product candidates depends upon significant market acceptance among physicians, patients and healthcare payors of any resulting approved drug.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through July 31, 2018, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $127.77. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of June 30, 2018 of $115.90 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $62.0 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2018, we had 19.4 million shares of common stock outstanding. In addition, as of June 30, 2018, 2.7 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 9, 2018

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)