Form 10-K
period 2018-09-30
ENANTA PHARMACEUTICALS INC
filed 2018-11-29
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2018, based on the last reported sale price of the registrant’s common stock of $80.91 per share was $1,280,474,378. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2018 was 19,423,949 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders scheduled to be held on February 28, 2019, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2018 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET™, MAVIRET™, VIEKIRA PAK™, TECHNIVIE™, VIEKIRAX™, VIEKIRA XR™ and, EXVIERA™ are trademarks of AbbVie, Inc.

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

For the year ended September 30, 2018

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s newest direct-acting antiviral (DAA) combination and marketed under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under one year of age in the U.S., resulting in an estimated 57,000 to 125,000 U.S. hospitalizations each year;

•

non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone);

•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.; and
•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $325.1 million in cash, cash equivalents and marketable securities at September 30, 2018. In fiscal 2018, we earned $191.6 million in per-product royalties on AbbVie’s net sales of its HCV regimens and we earned the remaining $15.0 million milestone payment from AbbVie upon reimbursement approval for MAVIRET™ in Japan. We expect our existing financial resources and future royalties from our AbbVie collaboration will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV and HBV, and in liver disease (non-virology), namely NASH and PBC:

•

RSV: We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have tested it as our first clinical candidate for RSV. We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

o

In our fiscal 2018, we completed a Phase 1 clinical study demonstrating that EDP-938 was generally safe and well tolerated over a broad range of single and multiple doses with good pharmacokinetic data.

o

We initiated a Phase 2a challenge study of EDP-938 in October 2018. The challenge study will test the effect of EDP-938 on healthy volunteers who will be infected with RSV and then treated with EDP-938 or placebo during the course of the study. Primary and secondary outcome measures include changes in viral load measurements and change of baseline symptoms.

o	Preclinical data demonstrated that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro.

•

NASH and PBC: We are working on multiple compounds that selectively bind to and activate the farnesoid X receptor, or FXR. We plan to develop these compounds, referred to as FXR agonists, for use in the treatment of NASH and PBC, both of which are liver diseases with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a new class of FXR agonists designed to take advantage of increased binding interactions with the receptor. We believe this class is significantly different from other FXR agonists in clinical development.

o

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. Additional data from this study were also presented at the 2018 NASH-TAG conference and the International Liver CongressTM (ILC) 2018. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

o

We have presented data at the 2017 and 2018 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 and 2018 NASH-TAG conferences and the 2017 and 2018 ILC conferences that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	We initiated a Phase 2 clinical study, known as ARGON-1, of EDP-305 in NASH patients and a Phase 2 clinical study, known as INTREPID, of EDP-305 in PBC patients.
o	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination therapies for NASH.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. In November 2018, we announced our first clinical candidate for HBV. EDP-514 is an HBV core inhibitor, also known as a core protein allosteric modulator or capsid assembly modulator.

o

EDP-514 was selected from our lead class of HBV compounds that are characterized by potent antiviral activity.   In vitro, they are capable of preventing the establishment of cccDNA, are pan-genotypic, are active against known nucleos(t)ide resistant mutants, and are additive to synergistic with nucleoside analogs and other core inhibitors.  Members of this class have also demonstrated excellent reduction in HBV titers in a chimeric mouse model with human liver cells.

o

In addition, we are also seeking patent protection and conducting preclinical experiments with compounds we have discovered that use other mechanisms to target HBV. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. To date, we have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets.

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET, is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it was approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties (see Note 7 in Notes to Consolidated Financial Statements) on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens sold under the tradenames VIEKIRAX® (ex-U.S.) and VIEKIRA PAK® (U.S.) (paritaprevir/ritonavir/ ombitasvir/dasabuvir). These regimens are no longer being actively marketed in markets where MAVYRET/MAVIRET is approved and reimbursed. AbbVie’s paritaprevir-containing regimens were first approved and sold in the U.S. in December 2014. Through our 2017 fiscal year end, our royalty revenues were generated substantially through worldwide net sales of these regimens.

Our Strategy

Our primary objective is to become a leader in the field of viral infections and liver diseases in order to provide new treatments for patients with unmet medical needs. Our focus is on antiviral targets for viruses such as RSV and HBV as well as liver diseases, such as NASH and PBC. All of these disease areas involve significant market opportunities and have attracted the research and development efforts of many competitors. Our strategy includes the following key elements:

•

Develop novel treatment options for RSV, NASH, PBC and HBV. We have potential candidates in clinical development for RSV, NASH and PBC. We completed a Phase 1 clinical study of our lead RSV candidate, EDP-938, and have initiated a Phase 2a challenge study in RSV in October 2018. We also completed a Phase 1 a/b clinical study of EDP-305, our lead FXR agonist, and initiated two Phase 2 clinical studies of this compound during fiscal 2018 – one in NASH patients and one in PBC patients. In addition, we recently selected a development candidate for HBV, EDP-514, which we plan to test in a Phase 1 a/b clinical study initiating in 2019.

•

Invest in research and development of additional product candidates in RSV, NASH/PBC and HBV. We are continuing to invest significant resources in our RSV, NASH, PBC and HBV research programs in an effort to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in these disease areas. We may clinically explore other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.

•

Use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. Our existing financial resources and future royalty payments from our AbbVie collaboration will provide us substantial resources to fund our research and development programs for the foreseeable future. These resources will allow us to continue to advance compounds in clinical development as well as to progress the most promising candidates at least through proof-of-

concept for further development as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities.
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

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and represents a serious unmet medical need in infants and children, as well as immune-compromised individuals and the elderly. RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia in children under 1 year of age in the United States. Each year, 57,000 to 125,000 patients in the U.S. are hospitalized due to RSV infection. In one large U.S.-based study, RSV infection in children was associated with 20% of hospitalizations, 18% of emergency department visits, and 15% of pediatric office visits for acute respiratory infections in the November-April timeframe. Though a prophylactic monoclonal antibody-based treatment is available for infants considered at high risk for RSV infection, this study found that most young children affected by RSV infection were previously healthy, and thus would not normally be considered for prophylaxis. There are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings and others are developing vaccines.

Scientific Background

RSV is a single-stranded, negative-sense RNA virus. The RSV genome consists of ten genes that encode for 11 proteins, namely NS1, NS2, N, P, M, SH, G, F, M2-1, M2-2, and L.  The F and G proteins are the predominant target proteins for RSV vaccines. Similarly, small molecule therapeutics have focused primarily on the F (or fusion) protein, while some efforts have targeted the N and L proteins. There are two major subgroups of RSV, designated RSV-A and RSV-B, each of which contains numerous genotypes. Both groups are viewed as capable of causing RSV infections that can result in hospitalization.

EDP-938 and Our Approach to the Treatment of RSV

While a number of companies are developing potential approaches geared towards the F protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on other mechanisms, such as the N-protein pathway, that target the replication process of RSV. It is possible that N-protein inhibitors may also be effective treatments at later stages of infection. We are currently the only company with an N inhibitor in clinical development.

Through our internal chemistry efforts, we identified a clinical candidate, EDP-938. During preclinical studies, EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

During fiscal 2018, we initiated and completed a Phase 1 clinical study of EDP-938. On November 1, 2018, we presented full Phase 1 data at the 11th International Respiratory Syncytial Virus Symposium. The Phase 1, randomized, double-blind, placebo (PBO)-controlled, first-in-human study was conducted to evaluate the safety, tolerability, and pharmacokinetics (PK) of single- and multiple- (7 days) ascending doses (SAD: 50 - 800 mg and MAD: 100 - 600 mg once daily and 300 mg twice daily) and food effect (FE) of EDP-938 in healthy subjects. In the SAD phase, 50 subjects [EDP-938 (n=38) and PBO (n=12)] were enrolled in 6 dose cohorts; in the MAD phase, 40 subjects [EDP-938 (n=30) and PBO (n=10)] were enrolled in 5 dose cohorts. Overall, no safety concerns were reported in 68 healthy subjects receiving a broad range of single and multiple doses of EDP-938. Headache was the most frequently reported AE during the SAD and MAD phases. There were no SAEs, and AEs were of mild intensity, with none leading to study drug discontinuation. EDP-938 was rapidly absorbed and exposure increased with increasing single and multiple dosing, resulting in a PK profile suitable for once or twice daily oral dosing regardless of food. In the MAD phase, half-life ranged from 12.9 to 17.6 hours, and at doses comparable to those under study in the Phase 2a trial, and mean trough levels were approximately 30x higher than the EC90 of EDP-938 against RSV-infected human cells.

Based on the results above, we initiated a Phase 2a challenge study of EDP-938 in October 2018. In this randomized, double-blind, placebo-controlled, human challenge study, up to 114 healthy adult subjects will be randomized into 1 of 3 arms (1:1:1) and will be dosed for 5 days. All subjects will be infected with RSV-A Memphis 37b virus, and approximately 76 subjects will receive EDP-938 and 38 subjects will receive placebo. Arm 1 will receive placebo, Arm 2 will receive a single 500 mg loading dose of EDP-938 followed by 300 mg doses twice daily, and Arm 3 will receive a 600 mg dose daily.

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

Stages of Liver Injury

According to the World Gastroenterology Organization Global Guidelines 2014, NASH is an increasingly common chronic liver disease with worldwide distribution that is closely associated with diabetes and obesity, which have both reached epidemic proportions. It is estimated that there are at least 1.46 billion obese adults worldwide. Approximately 3%-5% of individuals in the U.S. are estimated to have progressed to NASH, 20% of whom are likely to develop cirrhosis. NASH and NAFLD are now considered the number one cause of liver disease in Western countries.

Currently, there are no approved treatments for NASH. While patients presenting with NASH are counseled on lifestyle modifications, new effective treatments are urgently needed, particularly in the setting of advanced fibrosis and cirrhosis. We expect significant competition from other companies in the development of treatments for NASH and related conditions. Currently, Intercept Pharmaceuticals, Genfit, Gilead and Allergan (Tobira) have compounds in one or more Phase 3 trials in NASH. In addition, many Phase 2 and earlier stage studies of other classes of compounds are underway by various companies.

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

EDP-305, our lead FXR agonist candidate, represents a new class of FXR agonists that has been designed to take advantage of increased binding interactions with the receptor. Further, this non-bile acid class contains steroidal and non-steroidal components and does not contain the carboxylic acid group that can lead to the formation of taurine and glycine conjugates normally associated with bile acids, which may also be present in other classes of FXR agonists.

We reported the results of our Phase 1 a/b clinical study of EDP-305 in October 2017. Our double-blind, placebo-controlled Phase 1 study was designed to evaluate the safety, tolerability and pharmacokinetics of single ascending doses, or SAD, and multiple ascending doses, or MAD, of EDP-305 in adult healthy volunteer subjects, or HV subjects, and subjects with presumptive NAFLD, or PN subjects. By presumptive NAFLD, we mean adults who are obese, with or without pre-diabetes or type 2 diabetes.

In this Phase 1 study, EDP-305 was shown to be generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic, or PK, data supporting once daily oral dosing. EDP-305 exhibited strong engagement of the FXR receptor as evidenced by increased FGF19 levels and reduced C4 levels, which are proteins that can be monitored as downstream markers indicating FXR activity. The results of the study support the ability to administer EDP-305 in future trials at doses that neither elicit clinically significant changes in lipids nor result in pruritus.

•

A total of 146 subjects received at least one dose of EDP-305 (n=110) or placebo (n=36) including 50 HV subjects in the SAD phases of the study and 96 (48 HV and 48 PN) subjects in the MAD phases of the study. Overall, mean body mass index, or BMI, in the PN cohort was 32 (29, 35). SAD had 6 cohorts at doses of 1, 5, 10, 20, 40 and 80 mg EDP-305/placebo, and MAD had 6 cohorts at doses of 0.5, 1, 2.5, 5, 10 and 20 mg EDP-305/placebo for 14 days.

•

Strong FXR target engagement was demonstrated, with doses of EDP-305 > 1 mg increasing FGF19 and reducing C4 in all subjects, while PN subjects were even more sensitive with significant effects also observed in both parameters at the lowest multiple doses of 0.5 and 1 mg.

•	No serious adverse events (SAEs) were reported, and EDP-305 was generally well tolerated at all doses tested.
•	Treatment-emergent adverse events occurring in ≥ 2 EDP-305 treated subjects in MAD cohorts were: headache and pruritus in HV subjects, and constipation and pruritus in PN subjects.
•

Of the cases of pruritus noted (9% for EDP-305, 3% in placebo), the majority were mild or moderate and occurred at multiple doses of 20 mg, with no cases below 10mg. Notably, EDP-305 demonstrated potent engagement of the FXR receptor across the lower dose range where there was no pruritus.

•	Two subjects discontinued treatment in the MAD phase at the 20 mg dose level, one for a transient grade 2 elevation of ALT/AST liver enzymes, and one for moderate pruritus.
•

No dose-related changes in lipids were observed in HV subjects at any doses; and no dose-related changes in lipids were observed in PN subjects except for reductions of total cholesterol and high-density lipoprotein, or HDL, cholesterol at the multiple 20mg dose, with no concomitant increase in low-density lipoprotein, or LDL, cholesterol.

We initiated two Phase 2 dose-ranging studies in fiscal 2018 – one in PBC patients, known as INTREPID, and one in NASH patients, known as ARGON-1. Both studies are 12-week, dose ranging, randomized, double-blind, placebo-controlled trials. The main goals of the studies will be to evaluate safety, tolerability, PK, and efficacy based on reduction in the level of key enzymes in subjects’ plasma (alanine aminotransferase, or ALT, reduction in NASH and alkaline phosphatase, or ALP, reduction in PBC). A new tablet formulation will be utilized in these Phase 2 studies at strengths of 1mg and 2.5mgs (tablet formulation yields ~ 2X greater exposure than the suspension formulation used in the Phase 1 study.

Our HBV Program

Background and Overview of HBV

Hepatitis B virus, or HBV, can cause potentially life-threatening liver infection. The virus is transmitted through contact with the blood or other bodily fluids of an infected person. It is estimated that approximately 250 million people worldwide are chronically infected, and 15-25% of patients with chronic HBV infection develop chronic liver disease, including cirrhosis, liver cancer, or liver decompensation. It is also estimated that more than 885,000 people worldwide died in 2015 due to complications of HBV. Estimates for the total number of persons chronically infected with HBV in the U.S. vary but generally range between 0.5 million and 2.0 million. Combining U.S., Japan, and major EU populations, estimates of HBV prevalence have been as high as 4.8 million.

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

Scientific Background

HBV is a partially double-stranded DNA virus with a complex life cycle. There are multiple mechanisms associated with HBV replication that could potentially be targeted with new drugs, and combination approaches may ultimately provide the most effective therapy for HBV. Mechanisms under study for HBV include:

•	Entry inhibitors that interfere with the initial binding of HBV to hepatocytes, thus preventing new infection from occurring.
•

Inhibitors of covalently closed circular DNA, or cccDNA, the template for HBV replication, which are in early stages of development. Most of these inhibitors act in an indirect manner, such as preventing formation of cccDNA or silencing its transcription.

•

RNA silencing of gene expression, another prominent approach in the search for HBV inhibitors, which utilizes small interfering RNA’s (siRNA’s). This mechanism has the potential to significantly reduce HBV RNA, HBV DNA, and HBV protein levels.

•

Inhibition of the hepatitis B core protein, which plays a critical role in viral replication, intracellular trafficking, and maintenance of chronic infections. Using this core inhibitor mechanism (also known as capsid assembly inhibitor or core protein allosteric modifier), some initial data shows reduction in HBV DNA and HBV RNA in early clinical trials.

•

The surface antigen of HBV, or HBsAg, which is the main envelope protein of the virus and, another target in the HBV life cycle. HBsAg is critical to ongoing infection, and loss of serum HBsAg is associated with a functional cure of HBV, characterized by no inflammation, normal liver enzymes, and normal liver biopsy. Therefore, HBsAg is the target of several therapeutic approaches, including indirect ones such as siRNA mentioned above, but also specific approaches including the inhibition of HBsAg release.

•

The modulators of the human immune system, or immunomodulators, another major mechanism being researched. HBV has evolved to evade the natural host immune mechanisms that normally would clear a viral infection, thus approaches that can augment the immune response are being actively pursued.  In fact, interferon has been used for the treatment of HBV for decades and while it can induce a functional cure, the cure is only seen in a small percentage of patients and the treatment is generally not well tolerated. More targeted immunological approaches are being studied, including agonists of toll-like receptors, modulators of apoptotic signaling, and checkpoint inhibition.

Also, while past attempts at developing successful therapeutic vaccines have been unsuccessful, efforts continue to develop an effective HBV vaccine, using new vaccine technologies.

Our Approach to the Treatment of HBV

We are initially focusing on new core inhibitors that we expect to have an impact on capsid assembly and possibly interfere with other viral processes. Core inhibitors, also known as capsid assembly modulators or core protein allosteric modulators, are a novel class of replication inhibitors that have been shown to act at multiple steps in the HBV lifecycle. These inhibitors would be expected to prevent proper uncoating, nuclear import, assembly, and recycling. This approach is supported by early clinical validation, with the core inhibitor NVR 3-778 from Novira, JNJ-56136379 from Janssen, and ABI-H0731 from Assembly, demonstrating clinical reduction of viral DNA in chronic HBV patients in short-term Phase 1b or Phase 2 clinical studies.

We recently identified our first core inhibitor candidate, EDP-514, which we are planning to advance into a Phase 1 a/b study in 2019. In addition, we are conducting preclinical experiments with other mechanisms that target HBV. Due to the complex nature of HBV infection, it is widely believed that combination therapy may be necessary to provide the optimal therapeutic approach for this disease.

Our Out-Licensed HCV Protease Inhibitor Products

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

An estimated 71 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. Approximately 399,000 people die every year from HCV-related liver diseases. The CDC estimated in 2016 that approximately 3.5 million people in the United States are chronically infected with HCV, with an estimated 41,200 new infections in 2016, the most recent year for which the CDC has published data. We believe that the chronically infected population remains significantly untreated, even with the introduction of several new regimens beginning in 2013.

The approved treatments for HCV have provided significant benefit to HCV patients. To date, these treatments have cure rates approaching 100% in several subpopulations. Medical practice defines a “cure” as the point at which there is no quantifiable virus in a patient’s blood for a sustained period of time after cessation of therapy, which is often referred to as a sustained virologic response, or SVR. For AbbVie’s MAVYRET/MAVIRET regimen, the majority of chronic HCV patients only require 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK® and other HCV regimens, including Gilead’s EPCLUSA® and HARVONI® in almost all HCV genotypes.

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $12 billion in 2017. Through the first nine months of calendar 2018, reported worldwide net sales were $2.1 billion in the first calendar quarter, $2.1 billion for the second calendar quarter and $1.9 billion for the third calendar quarter. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. After the regulatory approvals of MAVYRET and Gilead’s VOSEVI in 2017, Johnson & Johnson and Merck announced they had terminated their development of additional HCV treatments. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) also represent an ongoing target population for treatment.

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

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor.  This co-formulated combination, marketed as MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of the hepatitis C virus. MAVYRET/MAVIRET is approved in the U.S., EU and Japan as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

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

•

Compensated cirrhosis: Based on data from AbbVie’s EXPEDITION-1 study, which demonstrated that 99% of HCV-infected patients with genotype 1, 2, 4, 5 or 6 and compensated cirrhosis (Child-Pugh A) achieved SVR12 following 12 weeks of MAVYRET/MAVIRET treatment without ribavirin, 12 weeks of treatment with MAVYRET/MAVIRET is the approved duration for this regimen. Note: Results from one recently announced cohort of AbbVie’s Phase 3b EXPEDITION-8 study showed that with 8 weeks of MAVYRET treatment, 100 percent (n=273/273) of genotype 1, 2, 4, 5 and 6 patients achieved a sustained virologic response 12 weeks after treatment (SVR12) per protocol analysis.  A second cohort of the study is ongoing in genotype 3 (GT3) chronic HCV-infected patients.

Paritaprevir - The first protease inhibitor developed through our collaboration with AbbVie, paritaprevir, is part of AbbVie’s 3-DAA regimen approved for the treatment of genotype 1 and 4 HCV patients. This 3-DAA combination was sold as VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) in the U.S. from December 2014 to December 2018, and as VIEKIRAX®+EXVIERA® in most other jurisdictions, for non-cirrhotic patients and those with early stage, or compensated, cirrhosis. These regimens are in the process of being replaced by MAVYRET/MAVIRET in jurisdictions around the world since the latter was introduced in the U.S. in August 2017.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir with the second commercialized compound, glecaprevir, approved in 2017 and marketed under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.). Under this collaboration, we have received payments from AbbVie for license fees, proceeds from a sale of preferred stock, research funding payments and milestone payments totaling $396.0 million through September 30, 2018.

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $254.0 million through September 30, 2018. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

Drug Discovery

We have internally discovered all of the compounds in our research and development programs. Our scientists have expertise in the areas of medicinal chemistry, molecular virology, pharmacology, and toxicology, with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of virology and liver disease product candidates.

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

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development. We will not be able to compete successfully unless we are able to:

•	design and develop products that are superior to other products in the market;
•	attract qualified scientific, medical, regulatory, sales and marketing and commercial personnel;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals; and
•	collaborate with others in the development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety, or some combination of these factors, to overcome competition and to be commercially successful.

We expect AbbVie’s MAVYRET/MAVIRET to continue to face price competition from existing approved products in the HCV market. This regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Lastly, Gilead has announced plans to launch its own authorized generic versions of Epclusa and Harvoni in January 2019 to be more competitive with MAVYRET/MAVIRET in managed Medicaid and Medicare Part D accounts. Gilead has announced that it will price these authorized generics to reflect more closely the discounts that health insurers and government payers receive for the branded versions of Epclusa and Harvoni. There are no other generic versions of Epclusa or Harvoni on the market and none are anticipated given the patents covering these drugs.

Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s MAVYRET/MAVIRET obsolete or noncompetitive. This regimen will face competition based on its price, reimbursement coverage, AbbVie’s marketing and sales capabilities, patent position, safety and effectiveness, and other factors. If any of AbbVie’s HCV regimens face competition from generic versions of these products, the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates will face intense and increasing competition in the antiviral and NASH markets as advanced technologies and products become available. For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Bioscienes, Johnson & Johnson, Gilead, Pulmocide and ReViral each have compounds in clinical development, as does Ablynx with a potential therapeutic antibody. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Conatus, Cirius, Cymabay, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Novartis, NGM, Novo Nordisk, Pfizer, Viking, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV represents a competitive therapeutic area. While there are antiviral medications prescribed for treatment for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, Ionis/GSK, Johnson & Johnson, Maxwell, Replicor, and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Alnylam, Altimmune, Arrowhead, Contravir, Dicerna, Enyo, Roche and Transgene.

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

Each of our major programs, including RSV, NASH, PBC, HBV and HCV, typically has several issued patents and pending patent claims in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

RSV, NASH, PBC and HBV Programs. Our patent portfolio directed to N-protein inhibitors for RSV, FXR agonists for NASH, PBC and fibrosis, and core inhibitors for HBV includes pending U.S. patent applications as well as numerous foreign patent applications.

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie includes U.S. patents and foreign patents, as well as non-provisional applications. The issued U.S. composition-of-matter patent covering paritaprevir is expected to expire in 2031. The issued U.S. composition-of-matter patent covering glecaprevir is expected to expire in 2032. AbbVie is a joint owner of a number of the non-provisional patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Research and Development

Our research and development expenses were $94.9 million, $57.5 million and $40.5 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Manufacturing

We do not have our own manufacturing capabilities, except with respect to limited amounts of active pharmaceutical ingredients needed for preclinical development. In the past, we have relied on third-party manufacturers, including manufacturers in China, for supply of active pharmaceutical ingredients, and we expect that in the future we will rely on such manufacturers for the supply of ingredients that will be used in clinical trials of our product candidates that we are developing ourselves and to produce commercial quantities of any product candidates that we commercialize ourselves. Manufacturing for paritaprevir and glecaprevir are conducted by AbbVie. Wherever possible, we seek to identify multiple suppliers for raw materials and key intermediaries to be used in our manufacturing process.

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and currently have no fixed plans to invest in or build such capabilities internally. We have partnered our protease inhibitor compounds for HCV with AbbVie. We may also partner or collaborate with, or license commercial rights to, other larger pharmaceutical or biopharmaceutical companies to support the development of one or more of our wholly-owned product candidates through late-stage clinical development and, if successful, commercialization. However, we still retain all commercial rights to our independent programs and we will continue to evaluate our alternatives for commercializing them once they are more advanced in their clinical development.

Our Corporate Information

We are a Delaware corporation, incorporated in 1995. Our principal executive offices are located at 500 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 607-0800. Our web site address is www.enanta.com.

Segment Information

We provide segment information in Note 2 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

As of September 30, 2018, we had 113 full-time employees, 59 of whom hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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
•

may not be able to manufacture paritaprevir or glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand.

We do not have access to all information regarding the HCV regimens being commercialized by AbbVie, including certain information about spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of products licensed under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of MAVYRET/MAVIRET could be delayed or terminated in selected jurisdictions or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the commercialization of licensed products without consulting us. For example, in November 2018, AbbVie entered into a royalty-free licensing agreement with the Medicines Patent Pool to accelerate access to AbbVie’s pan-genotypic HCV treatment glecaprevir/pibrentasvir (G/P) in 99 low- and middle-income countries and territories by granting World Health Organization prequalified generic manufacturers licenses to manufacture and supply generic versions of G/P for distribution in those countries. AbbVie may also make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Recently, Gilead announced plans to launch authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC. Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products, the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

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

AbbVie has been responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent RSV, NASH, PBC and HBV programs, we will need to successfully:

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

If we are not successful in developing EDP-305, EDP-938 and/or EDP-514 or in discovering further product candidates in addition to those product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations (CROs) at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. It is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

The U.S. Tax Cuts and Jobs Act enacted in December 2017 includes significant changes from prior tax law which could result in significant changes to our future tax positions.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 contains many provisions which differ from prior tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21%, the elimination of a corporation’s ability to carryback net operating losses to prior taxable income periods and the elimination of the deductibility of certain performance-based equity awards under Section 162(m). We accounted for the Tax Act during the year ended September 30, 2018 , which resulted in an adjustment that decreased our deferred tax assets by $3.8 million due to the reduction of the federal corporate income tax rate from 35% to 21%. Estimates used to prepare our income tax expense are based on our analysis of the Tax Act. Given the complexity of the act, anticipated guidance from the U.S. Treasury regarding implementation of the Tax Act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted in future periods to reflect any such guidance provided.

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
•

governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, NASH, PBC or HBV;

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

We expect that the further development of successful therapies in our principal disease areas of RSV, NASH and HBV may require combining one or more of our compounds with other compounds with different mechanisms of action. To advance our programs and achieve favorable opportunities for any such combinations we may conduct preclinical testing, as well as clinical testing, with one of our other compounds or with a compound of a third party, with or without a longer-term collaboration with any such party. We may choose to disclose such testing in advance, but we can anticipate that some of the testing would be done without any public disclosure. If any such testing produces adverse results, we may have to disclose it to regulatory authorities as part of the data available with respect to our product candidate and the data may have adverse consequences for the further development and the ultimate conditions attached to any approved use of the product candidate, whether in the combination tested or even as a monotherapy or in combination with other mechanisms.

EDP-305, EDP-938, EDP-514 or any other product candidate emerging from our current NASH, PBC, RSV and HBV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

In our RSV program, we are developing inhibitors of the N protein. No inhibitor of the RSV N protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N inhibitor in large scale studies or in the general population. In addition, in RSV the principal target populations, namely infants, the elderly, and the immunocompromised, represent sensitive patient populations that could be more prone to adverse effects of therapy.

In our HBV program, we are developing modulators of capsid assembly. This is a new mechanistic approach to HBV, and no capsid assembly modulators have advanced beyond Phase 2 clinical studies. Thus, we are not able to predict what adverse effects may arise in longer term studies conducted in larger populations. In addition, in HBV, long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

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

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for its paritaprevir-containing regimens and for MAVYRET/MAVIRET, which contains glecaprevir. We have not obtained regulatory approval by ourself for any of our wholly-owned product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republicans in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on us or on AbbVie’s commercialization of its HCV regimens.

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

MAVYRET/MAVIRET, as well as EDP-305, EDP-938, EDP-514 or any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of MAVYRET/MAVIRET or of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we have adequate levels of coverage for any liability we may incur, or whether we will always be able to continue to maintain such insurance. Any significant uninsured liability may require us to make substantial payments, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price may result in us being required to pay substantially higher premiums for our directors’ and officers’ liability insurance than those to which we are currently subject and may even cause one or more of our underwriters to be unwilling to insure us.

Risks Related to Our Common Stock

Our stock price has been, and is likely to continue to be, volatile, and thus our stockholders could incur substantial losses.

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through November 1, 2018, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $127.77. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.6 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of September 30, 2018 of $85.46 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $35.8 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement newly required or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, we had 19.4 million shares of common stock outstanding. In addition, as of September 30, 2018, 2.6 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space. The term of our current lease expires on September 1, 2022. We also lease additional office space located in Watertown, Massachusetts of approximately 18,000 square feet. The term of this lease expires August 1, 2024.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2018 and 2017:

	Fiscal 2018
	High	Low
First Quarter	$59.88	$44.52
Second Quarter	$95.91	$52.39
Third Quarter	$122.43	$78.89
Fourth Quarter	$127.77	$81.24

	Fiscal 2017
	High	Low
First Quarter	$34.53	$22.32
Second Quarter	$36.05	$27.72
Third Quarter	$37.54	$29.45
Fourth Quarter	$46.80	$33.42

As of November 1, 2018 there were 22 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2013 through September 30, 2018 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

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

We have derived the consolidated statements of operations data for the years ended September 30, 2018, 2017, and 2016 and the consolidated balance sheet data as of September 30, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2015 and 2014 and the balance sheet data as of September 30, 2016, 2015 and 2014 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$206,625	$102,814	$88,268	$160,880	$47,741
Operating expenses:
Research and development	94,856	57,451	40,461	23,189	18,740
General and administrative	23,441	20,749	16,966	13,543	10,016
Total operating expenses	118,297	78,200	57,427	36,732	28,756

Income from operations	88,328	24,614	30,841	124,148	18,985
Other income (expense), net	4,793	2,333	1,719	1,307	283

Net income before income taxes	93,121	26,947	32,560	125,455	19,268
Income tax (expense) benefit	(21,165)	(9,237)	(10,894)	(46,463)	15,170
Net income	$71,956	$17,710	$21,666	$78,992	$34,438

Net income per share:
Basic	$3.74	$0.93	$1.14	$4.23	$1.88
Diluted	$3.48	$0.91	$1.13	$4.09	$1.80
Weighted average common shares outstanding:
Basic	19,255	19,066	18,929	18,673	18,355
Diluted	20,650	19,407	19,224	19,295	19,185

	As of September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$325,119	$293,707	$242,203	$209,443	$131,767
Working capital	364,364	216,837	224,267	163,937	103,229
Total assets	414,227	326,637	281,277	246,013	155,415
Capital lease obligation	379	458	531	598	—
Warrant liability	—	807	1,251	1,276	1,584
Series 1 nonconvertible preferred stock	1,628	762	159	163	202
Total stockholders’ equity	393,679	301,676	269,936	236,157	148,654

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s newest direct-acting antiviral (DAA) combination and marketed under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

•

respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in children under one year of age in the U.S., resulting in an estimated 57,000 to 125,000 hospitalizations each year in the U.S.;

•

non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which is the equivalent of approximately 5 to 20 million individuals in the U.S. alone);

•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver, which affects an estimated 17,000 individuals in the U.S.; and
•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $325.1 million in cash, cash equivalents and marketable securities at September 30, 2018. In fiscal 2018, we earned $191.6 million in per-product royalties on AbbVie’s net sales of its HCV regimens and we earned the remaining $15.0 million milestone payment from AbbVie upon reimbursement approval for MAVIRET™ in Japan. We expect our existing financial resources and future royalties from our AbbVie collaboration will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV and HBV, and in liver disease (non-virology), namely NASH and PBC:

•

RSV: We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have tested it as our first clinical candidate for RSV. We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

o

In our fiscal 2018, we completed a Phase 1 clinical study demonstrating that EDP-938 was generally safe and well tolerated over a broad range of single and multiple doses with good pharmacokinetic data.

o

We initiated a Phase 2a challenge study of EDP-938 in October 2018. The challenge study will test the effect of EDP-938 on healthy volunteers who will be infected with RSV and then treated with EDP-938 or placebo during the course of the study. Primary and secondary outcome measures include changes in viral load measurements and change of baseline symptoms.

o	Preclinical data demonstrated that EDP-938 is a potent inhibitor of both RSV-A and RSV-B activity, maintaining antiviral activity post-infection while presenting a high barrier to resistance in vitro.
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

o

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses with pharmacokinetic data supporting once daily oral dosing. Additional data from this study were also presented at the 2018 NASH-TAG conference and the International Liver CongressTM (ILC) 2018. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

o

We have presented data at the 2017 and 2018 annual meetings of the American Association for the Study of Liver Diseases (AASLD), the 2017 and 2018 NASH-TAG conferences and the 2017 and 2018 ILC conferences that demonstrated that EDP-305 is a highly selective FXR agonist and shows more potent activity in a variety of in vitro and in vivo NASH models compared to the most advanced NASH candidate in development today, obeticholic acid, or OCA.

o	We initiated a Phase 2 clinical study, known as ARGON-1, of EDP-305 in NASH patients and a Phase 2 clinical study, known as INTREPID, of EDP-305 in PBC patients.
o	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination therapies for NASH.

•

HBV: We also have a program to discover and develop new chemical entities for the treatment of HBV. Our initial focus is on core inhibitors, a mechanism with early clinical validation. In November 2018, we announced our first clinical candidate for HBV. EDP-514 is an HBV core inhibitor, also known as a core protein allosteric modulator, or CpAM, or capsid assembly modulator.

o

EDP-514 was selected from our lead class of HBV compounds that are characterized by potent antiviral activity. In vitro, they are capable of preventing the establishment of cccDNA, are pan-genotypic, are active against known nucleos(t)ide resistant mutants, and are additive to synergistic with nucleoside analogs and other core inhibitors. Members of this class have also demonstrated excellent reduction in HBV titers in a chimeric mouse model with human liver cells.

o

In addition, we are also seeking patent protection and conducting preclinical experiments with compounds we have discovered that use other mechanisms to target HBV. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs.

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have developed and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. To date, we have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets.

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand name MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET, is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it was approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties (see Note 7 in Notes to Consolidated Financial Statements) on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on other paritaprevir-containing regimens.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens sold under the tradenames VIEKIRAX® (ex-U.S.) and VIEKIRA PAK® (U.S.) (paritaprevir/ritonavir/ombitasvir/dasabuvir). These regimens are no longer being actively marketed in markets where MAVYRET/MAVIRET is approved and reimbursed. AbbVie’s paritaprevir-containing regimens were first approved and sold in the U.S. in December 2014. Through our 2017 fiscal year end, our royalty revenues were generated substantially through worldwide net sales of these regimens.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In fiscal 2018, we initiated two Phase 2 studies of EDP-305, one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 2a clinical study of our lead RSV candidate, EDP-938, in October 2018. In November 2018 we announced our selection of EDP-514 as our first candidate for HBV. As a result of these efforts as well as efforts to advance other compounds into substantial preclinical development, we increased our research and development expenses in fiscal year 2018, as compared to our fiscal year 2017. We expect to incur substantially greater expenses in fiscal 2019 as we continue to advance our FXR agonist program as well as our RSV and HBV programs.

We are funding our operations primarily through payments received under our collaboration agreement with AbbVie. Our revenue from our collaboration agreement has resulted in our reporting net income in each of our past seven fiscal years. Our revenue is dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.

For its MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK® and other HCV regimens, AbbVie initially set a lower list price compared to its original HCV regimens and other HCV products on the market. In 2018, AbbVie has reported increasing MAVYRET/MAVIRET market share and has become the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. However, the market for HCV therapies remains very dynamic in several jurisdictions where MAVYRET/MAVIRET is already approved or AbbVie is seeking approval, and we cannot predict how that market will continue to evolve.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue and the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in fiscal 2019 and thereafter.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. In our fiscal year ended September 30, 2016, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which was part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries subsequently. Since then, AbbVie received approvals of its newest HCV regimen, MAVYRET/MAVIRET, in the U.S. and EU in the summer of 2017. Substantially all our royalty revenues are now derived from the MAVYRET/MAVIRET as this regimen generally has a shorter treatment duration (8-week treatment as approved in the EU, U.S. and Japan versus 12 weeks for paritaprevir and competitive regimens) and is pan-genotypic.

The following table is a summary of revenue recognized for the years ended September 30, 2018, 2017, and 2016:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
AbbVie agreement:
Milestones	$15,000	$65,000	$30,000
Royalties	191,625	37,814	57,692
NIAID contract:	—	—	576
Total revenue	$206,625	$102,814	$88,268

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the fiscal year ended September 30, 2018, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. During the fiscal year ended September 30, 2017, we earned and recognized as revenue a total of $65.0 million in milestone payments upon approval of the MAVYRET/MAVIRET regimen in the U.S. and EU. During the fiscal year ended September 30, 2016, we earned and recognized the last milestone payment for paritaprevir, a $30.0 million milestone payment, upon AbbVie’s achievement of commercialization regulatory approval of its paritaprevir-containing regimen in Japan.

We currently receive annually tiered, double-digit royalties per protease inhibitor product on AbbVie’s net sales allocable to either of our collaboration’s protease inhibitor products. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. For detail regarding the royalty tier, see Note 7 in Notes to Consolidated Financial Statements of this report which is incorporated herein by this reference.

We expect all of our revenue in 2019 to be generated from our collaboration agreement with AbbVie.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2018, 2017, and 2016:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Research and development	$94,856	$57,451	$40,461
General and administrative	23,441	20,749	16,966
Total operating expenses	$118,297	$78,200	$57,427

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any external expenses of preclinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

•	personnel costs, including salaries, related benefits and stock-based compensation for employees engaged in scientific research and development functions;
•	third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities;
•	laboratory consumables;
•	allocated facility-related costs; and
•	third-party license fees.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our RSV, NASH, PBC, and HBV programs.

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

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and the change in fair value of our outstanding Series 1 nonconvertible preferred stock and, during the periods the Series 1 nonconvertible preferred stock warrants were outstanding, the change in fair value of our warrant liability. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation. The change in fair value of our Series 1 nonconvertible preferred stock (and warrant liability when the warrants were outstanding) relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying stock. The change in fair value also includes the forfeiture of unexercised warrants which expired on October 4, 2017.

Income Tax Expense

Income tax expense for the years ended September 30, 2018, 2017, and 2016 resulted from federal and state taxes attributable to our operating income.

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

During the year ended September 30, 2016, we also generated revenue from a government contract under which we were reimbursed for certain allowable costs incurred for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by us under the government contract were included in research and development expense in the consolidated statements of operations. This contract was completed in August 2015.

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

Stock-Based Compensation - Stock Options and Restricted Stock Unit Awards

We measure stock awards with service-based conditions granted to employees and directors at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Stock awards granted with service-based vesting conditions, which include restricted stock units and stock options, are recorded as an expense using the straight-line method. In the case of performance-based options, we recognize stock-based compensation expense related to these awards when achievement of the underlying research and development performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

The fair value of each restricted stock unit granted is based on the fair value of our common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. We only grant stock options with exercise prices equivalent to the fair value of our common stock on the date of grant. Generally, our expected volatility has been measured based on a combination of our historical stock volatility since our March 2013 IPO and the historical volatility of our publicly traded peer companies. We expect in fiscal 2019 to solely utilize our historical stock volatility as we will have adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Our expected dividend yield is 0 and is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We recognize stock-based compensation expense for only the portion of awards that vest. We recognize actual pre-vesting forfeitures for service-based options as they occur.

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Stock-Based Compensation - Market and Performance-based Stock Unit Awards

In addition to awards with service-based vesting conditions, we also have granted performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to certain of our executives. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% or 0% to 150% of the target number, depending on the terms of the award. The fair value of PSUs is based on the fair value of our common stock on the date of grant. The fair value of rTSRUs is based on a Monte Carlo simulation model. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, average closing price, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award.

The PSUs vest and result in issuance, at settlement, of common shares for each recipient based upon the recipient’s continued employment with us through the settlement date of the award and our achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. In the case of PSUs, we recognize stock-based compensation expense based on the grant date fair value of the award when achievement of the underlying research and development performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

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

Research and Manufacturing Contract Accruals

We have entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. We record accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the research and development and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from the actual costs.

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

A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Assessment of the potential recovery of deferred tax assets requires judgment and is evaluated by estimating the future taxable income expected and considering prudent and feasible tax planning strategies. As of September 30, 2018, we continue to believe it is more likely than not that we will be able to realize our deferred tax assets and therefore no valuation allowance has been recorded.

Uncertain tax positions represent tax positions for which reserves have been established. We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount to be recognized in the financial statements. The amount that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Income tax expense includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Results of Operations

Comparison of Years Ended September 30, 2018, 2017, and 2016

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Revenue	$206,625	$102,814	$88,268
Research and development	94,856	57,451	40,461
General and administrative	23,441	20,749	16,966
Other income (expense):
Interest income (expense), net	4,852	2,492	1,690
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	(59)	(159)	29
Income tax expense	(21,165)	(9,237)	(10,894)

Revenue. We recognized revenue of $206.6 million during the year ended September 30, 2018, as compared to $102.8 million during the year ended September 30, 2017. The increase in revenue of $103.8 million year-over-year was due to increased royalties of $153.8 million earned under our AbbVie agreement as a result of the launch of MAVYRET/MAVIRET in late 2017, which was partially offset by lower milestone revenue earned in fiscal 2018 under our AbbVie agreement based on timing of milestone payments earned for MAVYRET/MAVIRET commercialization regulatory approvals. During the years ended September 30, 2018 and 2017, we recognized royalty revenue of $191.6 million and $37.8 million, respectively. Substantially all of our royalties earned in fiscal 2018 were related to royalties earned on the portion of AbbVie’s net sales of MAVRYET/MAVIRET. Our fiscal 2017 royalties were primarily based on royalties earned on the portion of AbbVie’s net sales of paritaprevir-containing regimen, which carry a lower royalty allocation rate compared to MAVYRET/MAVIRET. MAVYRET/MAVIRET has become a leading HCV treatment in the U.S. and the countries where it is approved and has resulted in our cumulative annual royalties earned in calendar 2018 reaching the 17% royalty tier per our calendar year royalty rate schedule under our agreement with AbbVie.

We recognized revenue of $102.8 million during the year ended September 30, 2017 compared to $88.3 million during the year ended September 30, 2016. In fiscal 2017, we earned and received milestone payments totaling $65.0 million as a result of commercialization regulatory approvals for MAVYRET/MAVIRET in the EU and U.S. In early fiscal 2016, we earned and received a $30.0 million milestone payment as a result of commercialization regulatory approval for AbbVie’s paritaprevir-containing regimen in Japan. We earned royalties of $37.8 million and $57.7 million during the years ended September 30, 2017 and 2016, respectively, primarily based on the portion of AbbVie’s net sales of its HCV regimens allocable to paritaprevir. We recognized lower royalty revenue in 2017 compared to 2016 due to lower sales of paritaprevir-containing regimens as a result of increased competition from other HCV products on the market. We began earning royalties on the portion of AbbVie’s net sales of glecaprevir-containing regimens in the fourth quarter of fiscal 2017.

Our royalty revenues eligible to be earned in the future will be dependent on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rates reset to the lowest tier for each of our royalty-bearing products licensed to AbbVie. (See Note 7 to our consolidated financial statements for further details on our royalty rate tier.)

Research and development expenses.

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
R&D programs:
Liver disease	$54,691	$34,750	$17,840
Virology	40,047	22,399	21,692
Other	118	302	929
Total research and development expenses	$94,856	$57,451	$40,461

Research and development expense increased by $37.4 million for the year ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. In fiscal 2018 we initiated two Phase 2 studies of EDP-305 and advanced other compounds in preclinical development in our liver program. In fiscal 2018 we completed a Phase 1 clinical study of EDP-938 and prepared for a Phase 2a challenge study of EDP-938, which we initiated in October 2018, in our virology program. In November 2018, we announced our first clinical candidate for HBV, also in our virology program. Increases in our research and development expenses were driven by an increase in headcount to support our programs and an increase in external costs for clinical and preclinical activities.

Research and development expenses increased by $17.0 million for the year ended September 30, 2017 as compared to the same period in 2016. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. Increases were driven by an increase in headcount to support our preclinical activities, expansion of our research facility and an increase in external costs for clinical and preclinical activities.

We expect that our research and development expenses will continue to increase in the future as we advance our RSV, NASH, PBC and HBV programs.

General and administrative expenses. General and administrative expenses increased by $2.7 million for the year ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to increased headcount and to a lesser extent an increase in external accounting and consulting fees.

General and administrative expenses increased by $3.8 million for the year ended September 30, 2017 as compared to the same period in 2016. The increase was primarily due to an increase in compensation expense due to increased headcount as well as the achievement of milestones in 2017 under existing performance-based stock unit awards in 2017.

We expect our general and administrative expenses will continue to increase in the future as our operations grow to support further research and development

Other income (expense). Changes in components of other income (expense) were as follows:

Interest income (expense), net. Interest income (expense), net, increased by $2.4 million for the year ended September 30, 2018 as compared to the same period in 2017, primarily due to higher average investment balances in 2018 as a result of receipt of significant milestones and royalties in 2018 under our AbbVie agreement and an increase in interest rates for fiscal 2018 as compared to the same period in 2017.

Interest income (expense), net, increased by $0.8 million for the year ended September 30, 2017 as compared to the same period in 2016 primarily due to higher average investment balances in fiscal 2017 as compared to the same period in 2016.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We recognized other expense of $0.1 million and expense of $0.2 million for the years ended September 30, 2018 and 2017, respectively. We recognized expense in fiscal 2018 due to the increase in fair value of outstanding Series 1 nonconvertible preferred stock year over year, offset by the expiration of unexercised warrants outstanding as of October 4, 2017. We recognized expense in our fiscal 2017 due to an increase in fair value of the outstanding liabilities year over year and income in our fiscal 2016 due to a decrease in fair value of the outstanding liabilities year over year.

Income tax expense. Income tax expense was $21.2 million and $9.2 million for the years ended September 30, 2018 and 2017, respectively. The effective tax rates for the years ended September 30, 2018 and 2017 were 22.7% and 34.3%, respectively. The increase in income tax expense was primarily due to an increase in income before income taxes as a result of an increase in royalties earned under our AbbVie agreement year over year as well as a revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The decrease in the effective tax rate was primarily due to the enactment of the Tax Act in December 2017, which decreased the U.S. federal statutory rate from 35.0% to 21.0%, as well as an increase in federal research and development tax credits as part of our advancement of our wholly-owned research and development programs and tax benefits from stock option exercises and restricted stock units vesting during 2018.

Estimates used to prepare our 2018 income tax expense are based on our analysis of the Tax Act. Given the complexity of the Tax Act, anticipated guidance from the U.S. Treasury regarding implementation of the act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the act, these estimates may be adjusted during our fiscal 2019 to reflect any such guidance provided.

Income tax expense was $9.2 million and $10.9 million for the years ended September 30, 2017, and 2016, respectively. The effective tax rates for the years ended September 30, 2017 and 2016 were 34.3%, and 33.5%, respectively. The decrease in income tax expense was primarily due to lower income before income taxes as well as an increase in federal research and development tax credits which were deductible for tax purposes. The increase in the effective tax rate was primarily due to an increase in non-deductible stock-based compensation expense but was partially offset by an increase in federal research and development credits as part of our advancement of our wholly-owned research and development programs in 2017.

Income tax expense for all periods presented was attributable to the tax provision on the earnings of our operations, all of which are domestic.

Liquidity and Capital Resources

During fiscal 2018, 2017 and 2016, we funded our operations with cash flows generated from operations. At September 30, 2018, our principal sources of liquidity were cash and cash equivalents and marketable securities of $325.1 million.

The following table shows a summary of our cash flows for each of the years ended September 30, 2018, 2017, and 2016:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$29,220	$52,653	$35,809
Investing activities	(35,402)	(4,572)	(43,663)
Financing activities	4,409	1,017	2,705
Net increase (decrease) in cash and cash equivalents	$(1,773)	$49,098	$(5,149)

Net cash provided by operating activities

Cash provided by operating activities was $29.2 million for the year ended September 30, 2018 as compared to $52.7 million for the same period in 2017. The decrease in cash provided by operating activities was primarily driven by an increase in accounts receivable due to the timing of payments received under our collaboration with AbbVie and by increased tax payments, partially offset by increased net income year-over-year.

The increase in cash provided by operating activities of $16.8 million for the year ended September 30, 2017 as compared to the same period in 2016 was primarily driven by a $15.9 million increase in cash receipts under our collaboration with AbbVie. We received $105.1 million in cash from AbbVie during 2017, including royalties and $65.0 million in milestone payments, compared to $89.2 million in cash during 2016, including royalties and a $30.0 million milestone payment. In addition, our taxes paid, net of refunds received, decreased by $17.5 million, due to lower profit before tax and timing of tax payments and refunds. These increases were partially offset by increased cash spending on research and development during 2017 in order to progress clinical development and preclinical research in our proprietary programs.

Net cash used in investing activities

The increase in cash used in investing activities of $30.8 million for the year ended September 30, 2018 as compared to the same period in 2017 was driven by timing of purchases, sales and maturities of marketable securities.

The decrease in cash used in investing activities of $39.1 million for the year ended September 30, 2017 as compared to the same period in 2016 was driven by timing of purchases, sales and maturities of marketable securities. In addition, our capital asset outlay decreased by $2.2 million year over year due to the expansion of our research facility which was completed in fiscal 2016.

Net cash provided by financing activities

The increase in cash provided by financing activities of $3.4 million for the year ended September 30, 2018 as compared to the same period in 2017 was driven primarily by an increase in proceeds from stock option exercises as a result of the increase in the price of our common stock year over year and was partially offset by an increase in tax withholding payments for the vesting of performance-based stock unit awards in 2018.

The decrease in cash provided by financing activities of $1.7 million for the year ended September 30, 2017 as compared to the same period in 2016 was driven primarily by tax withholding payments for the vesting of performance-based stock unit awards in 2017 and a lower income tax benefit from stock options exercised in fiscal 2017 as compared to fiscal 2016.

Funding Requirements

As of September 30, 2018, we had $325.1 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	the cost of manufacturing our product candidates and any products we successfully commercialize independently, including manufacturing for clinical development;

•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing and amount of royalties and any sales of our product candidates, if any, or royalties thereon;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such agreements; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation.
•	potential fluctuations in foreign currency exchange rates;

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

Contractual Obligations and Commitments

We lease space in Watertown, Massachusetts under two separate lease agreements.

The first lease, located at 500 Arsenal Street, commenced on October 1, 2011 and was amended in 2015 to expand the rented space and extend the lease term through September 2022. This lease is for office and laboratory space. In conjunction with the amendment of the lease, the Company entered into a capital lease agreement to fund certain leasehold improvements and the purchase of lab equipment.

The second lease, located at 400 Talcott Ave, commenced on September 24, 2018 for office space and extends through August 1, 2024. The Company estimates it will spend approximately $2.0 million in tenant and capital improvements to the space during fiscal 2019.

The following table summarizes our contractual obligations at September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating leases	$2,209	$5,531	$3,292	$519	$11,551
Capital leases	86	194	99	—	379
Total contractual commitments and obligations	$2,295	$5,725	$3,391	$519	$11,930

As of September 30, 2018, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as long-term liabilities on our consolidated balance sheet and recorded at fair value of $1.6 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities measured at fair value as of September 30, 2018. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $325.1 million at September 30, 2018, which consisted of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of September 30, 2018.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2018, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. In fiscal 2019, we expect to face increasing exposure to the British Pound as we conduct our Phase 2a challenge study of EDP-938 in the U.K. However, based on our current contractual commitments outside of the U.S., we estimate that a change of 10% in foreign currency exchange rates would not materially affect our operations. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

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

In connection with the preparation of this Form 10-K, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018. These conclusions were communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2018 our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Change in Internal Control over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Proposal 1 - Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, also referred to as the 2019 Proxy Statement, which will be filed within 120 days after September 30, 2018.

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2019 Proxy Statement: “Executive Compensation” and “Corporate Governance—Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2019 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2018:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	2,873	(2)	$ 33.47	437	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	2,873			437

(1)	Consists of, the Company’s 2012 Equity Incentive Plan, as amended, the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)

Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s 2012 Equity Incentive Plan, and the Company’s Amended and Restated 1995 Equity Incentive Plan.

(3)

Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2012 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan. This does not include 583 shares that were automatically added to the Company’s 2012 Equity Incentive Plan by its terms as of October 1, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	10-Q	02/09/2016	10.1	001-35839
10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839
10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839
10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839
10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.10	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.					X
10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839
10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839
10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
21.1	Subsidiaries of the Company.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101

The following materials from the Annual Report of Enanta Pharmaceuticals, Inc. on Form 10-K for the year ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and September 30, 2017 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the years ended September 30, 2018, 2017, and 2016 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017, and 2016 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018, 2017, and 2016 of Enanta Pharmaceuticals, Inc., (v) Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017, and 2016 of Enanta Pharmaceuticals, Inc., and (vi) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

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

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of November, 2018.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2018

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2018

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	November 29, 2018

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 29, 2018

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	November 29, 2018

/s/ Kristine Peterson Kristine Peterson	Director	November 29, 2018

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 29, 2018

/s/ Terry Vance Terry Vance	Director	November 29, 2018

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (“the Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 29, 2018

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$63,902	$65,675
Short-term marketable securities	244,828	157,994
Accounts receivable	67,205	10,614
Prepaid expenses and other current assets	4,454	3,536
Total current assets	380,389	237,819
Long-term marketable securities	16,389	70,038
Property and equipment, net	8,374	8,049
Deferred tax assets	8,375	10,123
Restricted cash	608	608
Other long-term assets	92	—
Total assets	$414,227	$326,637
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,745	$3,714
Accrued expenses and other current liabilities	9,892	7,970
Income taxes payable	1,388	9,298
Total current liabilities	16,025	20,982
Warrant liability	—	807
Series 1 nonconvertible preferred stock	1,628	762
Other long-term liabilities	2,895	2,410
Total liabilities	20,548	24,961
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,395 and 19,120 shares issued and outstanding at September 30, 2018 and September 30, 2017, respectively	194	191
Additional paid-in capital	276,526	256,241
Accumulated other comprehensive loss	(398)	(112)
Retained earnings	117,357	45,356
Total stockholders' equity	393,679	301,676
Total liabilities and stockholders' equity	$414,227	$326,637

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Revenue
Royalties	$191,625	$37,814	$57,692
Milestones	15,000	65,000	30,000
Other	—	—	576
Total revenue	206,625	102,814	88,268
Operating expenses:
Research and development	94,856	57,451	40,461
General and administrative	23,441	20,749	16,966
Total operating expenses	118,297	78,200	57,427
Income from operations	88,328	24,614	30,841
Other income (expense):
Interest income (expense), net	4,852	2,492	1,690
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(59)	(159)	29
Total other income (expense), net	4,793	2,333	1,719
Income before income taxes	93,121	26,947	32,560
Income tax expense	(21,165)	(9,237)	(10,894)
Net income	$71,956	$17,710	$21,666
Net income per share:
Basic	$3.74	$0.93	$1.14
Diluted	$3.48	$0.91	$1.13
Weighted average shares outstanding:
Basic	19,255	19,066	18,929
Diluted	20,650	19,407	19,224

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Net income	$71,956	$17,710	$21,666
Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax benefit of ($109), ($78), and ($9)	(286)	(131)	(14)
Total other comprehensive loss	(286)	(131)	(14)
Comprehensive income	$71,670	$17,579	$21,652

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2015	18,717	$187	$229,957	$33	$5,980	$236,157
Exercise of stock options	319	3	1,023	—	—	1,026
Stock-based compensation expense	—	—	9,354	—	—	9,354
Income tax benefit from stock option exercises	—	—	1,747	—	—	1,747
Other comprehensive loss	—	—	—	(14)	—	(14)
Net income	—	—	—	—	21,666	21,666
Balances at September 30, 2016	19,036	190	242,081	19	27,646	269,936
Exercise of stock options	72	1	1,078	—	—	1,079
Vesting of restricted stock units, net of withholding	12	—	(202)	—	—	(202)
Stock-based compensation expense	—	—	13,071	—	—	13,071
Income tax benefit from stock option exercises	—	—	213	—	—	213
Other comprehensive loss	—	—	—	(131)	—	(131)
Net income	—	—	—	—	17,710	17,710
Balances at September 30, 2017	19,120	191	256,241	(112)	45,356	301,676
Exercise of stock options and warrants	230	2	6,242	—	—	6,244
Vesting of restricted stock units, net of withholding	45	1	(1,757)	—	—	(1,756)
Stock-based compensation expense	—	—	15,845	—	—	15,845
Cumulative effect adjustment for adoption of new accounting guidance (Note 2)	—	—	(45)	—	45	—
Other comprehensive loss	—	—	—	(286)	—	(286)
Net income	—	—	—	—	71,956	71,956
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities
Net income	$71,956	$17,710	$21,666
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15,845	13,071	9,354
Depreciation and amortization expense	2,518	2,137	1,661
Deferred income taxes	1,858	(1,654)	(2,294)
Income tax benefit from stock awards	—	(213)	(1,747)
Premium paid on marketable securities	(319)	(1,229)	(518)
Amortization of (accretion of) premium (discount) on marketable securities	(835)	702	1,511
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	59	159	(29)
Other non-cash items	(75)	—	34
Change in operating assets and liabilities:
Accounts receivable	(56,591)	2,227	2,448
Unbilled receivables	—	—	433
Prepaid expenses and other current assets	(918)	5,678	(964)
Accounts payable	1,317	633	1,451
Accrued expenses	1,843	3,443	1,858
Income taxes payable	(7,910)	9,511	548
Other long-term liabilities	564	478	397
Other long-term assets	(92)	—	—
Net cash provided by operating activities	29,220	52,653	35,809
Cash flows from investing activities
Purchase of marketable securities	(293,103)	(251,371)	(192,429)
Proceeds from maturities and sale of marketable securities	260,682	249,305	153,504
Purchase of property and equipment	(2,981)	(2,506)	(4,738)
Net cash used in investing activities	(35,402)	(4,572)	(43,663)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	6,244	1,079	1,026
Income tax benefit from exercise of stock options	—	213	1,747
Payments for settlement of share-based awards	(1,756)	(202)	—
Payments of capital lease obligations	(79)	(73)	(68)
Net cash provided by financing activities	4,409	1,017	2,705
Net increase (decrease) in cash and cash equivalents	(1,773)	49,098	(5,149)
Cash and cash equivalents at beginning of period	65,675	16,577	21,726
Cash and cash equivalents at end of period	$63,902	$65,675	$16,577
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,088	$1,588	$12,616
Non-cash items:
Purchases of fixed assets included in accounts payable and accrued expenses	$111	$318	$637

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second protease inhibitor discovered and developed through its collaboration with AbbVie, which is marketed as part of AbbVie’s direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under its HCV collaboration, which is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV, is currently marketed outside the U.S. under the tradename VIEKIRAX® (paritaprevir/ritonavir/ombitasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support its wholly-owned research and development programs, which are currently focused on the following disease targets: respiratory syncytial virus (“RSV”), non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); and hepatitis B virus (“HBV”).

The Company is subject to many of the risks common to companies in the biotechnology industry including, but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel and compliance with government regulation. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approvals, prior to commercialization. These efforts require significant amounts of capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of warrants, Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3 or higher and A- or higher according to Moody’s and S&P, respectively. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the consolidated statements of operations. There were no such adjustments necessary during the years ended September 30, 2018, 2017, and 2016.

Restricted Cash

As of September 30, 2018 and 2017 the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of the Company’s current building lease. This amount was classified as long-term restricted cash as of September 30, 2018 and 2017.

Concentration of Credit Risk and of Significant Customers and Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company has all cash and investment balances at one accredited financial institution, including cash in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company has historically generated all of its revenue from its collaborative research and license agreements as well as a U.S. government contract (see Note 7). As of September 30, 2018 and 2017, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

The Company is completely dependent on third-party manufacturers for product supply for preclinical and clinical research activities in its non-partnered programs. The Company relies and expects to continue to rely exclusively on several manufacturers to supply the Company with its requirements for the active pharmaceutical ingredients related to these programs. These research programs would be adversely affected by a significant interruption in the supply of its active pharmaceutical ingredients.

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

The Company’s instruments that are carried at fair value are cash equivalents, marketable securities and the warrant and Series 1 nonconvertible preferred stock liabilities. The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

The consideration received under multiple-element arrangements that is fixed or determinable is allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. The Company determines the selling price of a unit of accounting within each arrangement following the hierarchy of evidence prescribed by ASC 605-25. The selling prices of deliverables under the arrangement may be derived using third-party evidence (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”) is not available. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. Deliverables under a multiple-element arrangement are separated into multiple units if (i) the delivered item has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices derived using TPE or BESP. The appropriate revenue recognition model is applied to each element, and revenue is accordingly recognized as each element is delivered. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting.

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

During the year ended September 30, 2016, the Company also generated revenue from a government contract, under which the Company was reimbursed for certain allowable costs for the funded project. Revenue from the government contract was recognized when the related service was performed. The related costs incurred by the Company under the government contract were included in research and development expenses in the consolidated statements of operations.

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

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research and Manufacturing Contract Accruals

The Company has entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research and development and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based awards and restricted stock units is based on intrinsic value of the stock on the date of grant. The Company uses the Monte-Carlo model in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. Commencing with the adoption of ASU No. 2016-09 on October 1, 2017, the Company accounts for stock-based compensation expense related to forfeitures as the forfeitures occur. The straight-line method of expense recognition is applied to all awards with service-based and market-based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Uncertain tax positions represent tax positions for which reserves have been established. The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Income tax expense includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that current cash, cash equivalents and marketable securities on hand at September 30, 2018 should be sufficient to fund operations for the foreseeable future, including at least the next twelve months beyond the date of issuance of these financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment was effective for the Company in the fiscal year beginning October 1, 2017. As a result of the adoption, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this accounting policy change on retained earnings, additional paid-in capital and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows now presents excess tax benefits as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the consolidated statements of cash flow were not restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including an entity’s identification of its performance obligations in a contract, collectibility, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the new standard would be recognized at the adoption date in retained earnings on the consolidated balance sheet. Under the full retrospective approach, the new standard would be applied to each prior reporting period presented. These new standards will be effective for the Company beginning October 1, 2018. The Company will adopt the standard under the modified retrospective method, the impact of which is not expected to have a material impact on the Company’s consolidated financial statements as the AbbVie Agreement is the only revenue-generating arrangement outstanding and all performance obligations under the agreement have been completed by the end of fiscal 2011. The adoption of ASU 2014-09 did not have an impact on the Company’s accounting for contingent milestone or royalty payments. All contingent milestone payments earned since fiscal 2011 have been recognized as revenue when the associated milestone was achieved by AbbVie. The Company is currently earning annually tiered per-product royalties on the portion of AbbVie’s net sales of its HCV regimens allocable to the protease inhibitor product in the regimen.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. Upon adoption, the Company will adjust the presentation of the statement of cash flows to include restricted cash related to an outstanding letter of credit collateralized by a money market fund of $608 so that it is included in the balances of cash and cash equivalents.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2018 and 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$51,025	$—	$—	$51,025
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	3,998	—	3,998
Marketable securities:
U.S. Treasury notes	42,703	—	—	42,703
Commercial paper	—	113,885	—	113,885
Corporate bonds	—	104,629	—	104,629
	$93,728	$229,499	$—	$323,227
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$19,863	$—	$—	$19,863
Commercial paper	—	29,756	—	29,756
Corporate bonds	—	3,000	—	3,000
Marketable securities:
U.S. Treasury notes	60,843	—	—	60,843
Corporate bonds	—	150,731	—	150,731
Commercial paper	—	12,458	—	12,458
U.S. Agency bonds	—	4,000	—	4,000
	$80,706	$199,945	$—	$280,651
Liabilities:
Warrant liability	$—	$—	$807	$807
Series 1 nonconvertible preferred stock	—	—	762	762
	$—	$—	$1,569	$1,569

Cash equivalents at September 30, 2018 and 2017 consist of money market funds, corporate bonds and commercial paper which are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2018, 2017, and 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2017, the Company’s warrant liability was comprised of the value of warrants for the purchase of its Series 1 nonconvertible preferred stock. These warrants were financial instruments that might have required a transfer of assets because of the liquidation features in the contract and were therefore recorded as liabilities and measured at fair value. These warrants expired on October 4, 2017, and are therefore no longer outstanding. The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2018 and 2017 were also measured at fair value. The fair values of both of these instruments were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair values of the warrant liability and Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	September 30,
Unobservable Input	2018	2017
Probabilities of payout	0%-70%	0%-65%
Discount rate	6.25%	5.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
	(in thousands)
Balance, September 30, 2015	$1,276	$163
Decrease in fair value	(25)	(4)
Balance, September 30, 2016	1,251	159
Warrants exercised	(549)	549
Increase in fair value	105	54
Balance, September 30, 2017	807	762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Increase in fair value	—	100
Balance, September 30, 2018	$—	$1,628

4. Marketable Securities

As of September 30, 2018 and 2017, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$113,885	$—	$—	$113,885
Corporate bonds	105,105	1	(477)	104,629
U.S. Treasury notes	42,801	—	(98)	42,703
	$261,791	$1	$(575)	$261,217

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150,841	$9	$(119)	$150,731
U.S. Treasury notes	60,908	—	(65)	60,843
Commercial paper	12,458	—	—	12,458
U.S. Agency bonds	4,004	—	(4)	4,000
	$228,211	$9	$(188)	$228,032

As of September 30, 2018 and 2017, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $16,389 and $70,038, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2018 and 2017:

	September 30,
	2018	2017
	(in thousands)
Laboratory and office equipment	$11,110	$9,521
Leasehold improvements	3,739	3,717
Purchased software	1,039	775
Furniture	630	595
Computer equipment	331	245
Construction in progress	617	250
	17,466	15,103
Less: Accumulated depreciation and amortization	(9,092)	(7,054)
	$8,374	$8,049

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $2,518, $2,137 and $1,661 for the years ended September 30, 2018, 2017, and 2016, respectively.

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities and other long-term liabilities consisted of the following as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Accrued expenses and other current liabilities:	(in thousands)
Accrued preclinical and clinical expenses	$3,617	$3,156
Accrued payroll and related expenses	3,274	2,829
Accrued vendor manufacturing	1,901	1,130
Accrued professional fees	507	456
Accrued other	593	399
	$9,892	$7,970

Other long-term liabilities:
Uncertain tax positions	$1,792	$1,175
Accrued rent expense	593	676
Capital lease obligation	293	379
Asset retirement obligation	217	180
	$2,895	$2,410

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

During the years ended September 30, 2018, 2017, and 2016, the Company received $15,000, $65,000, and $30,000, respectively, in milestone payments under the AbbVie Agreement as a result of AbbVie’s commercialization regulatory approvals. From commencement of the collaboration through September 30, 2018 the Company has received an upfront license payment, research funding, milestone payments, and preferred stock financing totaling $396,000 under the AbbVie agreement. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments earned since then have been recognized as revenue when the associated milestone was achieved by AbbVie.

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

The Company recognized revenue under this contract as development services were performed in accordance with the funding agreement. During the year ended September 30, 2016, the Company recognized revenue of $576 under this contract. The Company received aggregate payments of $20,637 under the NIAID contract from its commencement through January 31, 2016.

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

9. Series 1 Nonconvertible Preferred Stock and Warrants

The Company’s Certificate of Incorporation authorizes the issuance of up to 2,000 shares of Series 1 nonconvertible preferred stock at a par value of $0.01 per share. Holders of Series 1 nonconvertible preferred stock are not entitled to receive dividends. In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, the Series 1 nonconvertible preferred stockholders are entitled to receive in preference to all other stockholders, an amount equal to $1.00 per share, adjusted for any stock dividends, stock splits or reclassifications. Series 1 nonconvertible preferred stockholders will not be entitled to vote unless required by the Company pursuant to the laws of the State of Delaware. The Company may redeem the Series 1 nonconvertible preferred stock with the approval of the holders of a majority of the outstanding shares of Series 1 nonconvertible preferred stock at a redemption price of $1.00 per share. The Company must redeem the stock within 60 days of such election. Shares that are redeemed will be retired or canceled and not reissued by the Company. As these shares qualify as a derivative, they are classified as a liability on the Company’s consolidated balance sheet.

In October and November 2010, a total of 2,000 warrants to purchase Series 1 nonconvertible preferred stock were issued. The warrants had an expiration date of October 4, 2017. As these warrants were free-standing financial instruments that might have required the Company to transfer assets upon exercise, up to a maximum of $2,000, these warrants were classified as liabilities on the Company’s consolidated balance sheet as of September 30, 2017.

The following table summarizes the activity of the warrants to purchase Series 1 nonconvertible preferred stock:

	Series 1 Nonconvertible Preferred Stock Warrants Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
Outstanding, as of September 30, 2015	1,775	$0.01
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding, as of September 30, 2016	1,775	$0.01
Granted	—	—
Expired	—	—
Exercised	(745)	0.01
Outstanding, as of September 30, 2017	1,030	$0.01
Granted	—	—
Expired	(52)	0.01
Exercised	(978)	0.01
Outstanding, as of September 30, 2018	—

For the years ended September 30, 2018, 2017, and 2016, the remeasurement of the warrants and Series 1 nonconvertible preferred stock resulted in other income (expense) recorded in the consolidated statements of operations of ($59), $(159), and $29, respectively. As of September 30, 2018 and 2017, the total fair value of the Series 1 nonconvertible preferred stock was $1,628 and $762, respectively.

During the year ended September 30, 2018, warrants to purchase a total of 978 shares of Series 1 nonconvertible preferred stock were exercised prior to warrant expiration, resulting in the issuance of 970 shares of Series 1 nonconvertible preferred stock. On October 4, 2017, a total of 52 outstanding warrants expired unexercised. The liability associated with these expired warrants was reversed, resulting in other income of $41 during the year ended September 30, 2018.

10. Stock-Based Awards

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2012 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2012 Plan or a predecessor plan, known as the 1995 Equity Incentive Plan, as well as by the number of shares added on the first day of each fiscal year, which is the lowest amount among the following: (i) 3% of the Company’s outstanding shares of common stock as of that date, (ii) 2,088 shares of common stock, or (iii) an amount determined by the Compensation Committee of the Board of Directors. On October 1, 2018, the number of shares of common stock that might be issued under the 2012 Plan was increased by 583 shares. As of September 30, 2018, 251 shares remained available for future award.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2018, the Company had not commenced any offering under the ESPP and no plan shares have been issued.

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

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The Company estimates expected volatility based on a combination of the Company’s historical stock volatility since its March 2013 IPO and the historical volatility of publicly traded peer companies. The Company expects to continue to do so until 2019, at which time the Company will have adequate historical data regarding the volatility of the Company’s traded stock price following our March 2013 IPO. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. As required by the 1995 Plan and the 2012 Plan, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.29%	1.97%	1.77%
Expected term (in years)	6.05	6.05	6.1
Expected volatility	57%	60%	70%
Expected dividends	0%	0%	0%

As discussed in Note 2, the Company adopted ASU 2016-09 during the year ended September 30, 2018. ASU 2016-09 intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity awards or liability awards, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption, the Company changed its forfeiture rate policy to recognize forfeitures as they occur. Upon adoption, the cumulative impact of this change in policy on retained earnings and deferred tax assets in the consolidated balance sheet was not material. In addition, the consolidated statements of cash flows presents excess tax benefits, if any, as part of cash flows from operating activities. The Company elected to adopt this change on a prospective basis and, therefore, excess tax benefits from prior periods in the statement of cash flow were not retroactively restated. The adoption of the standard is also expected to create variability in the consolidated statements of operations in years in which the Company is expected to have taxable income, as the tax consequences of settled share-based payments will be recognized in income tax expense when share-based payment awards are settled.

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2018:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2017	2,298	$30.36	7.4	$37,821
Granted	606	57.96
Exercised	(229)	27.23
Forfeited	(51)	48.74
Outstanding as of September 30, 2018	2,624	$36.65	7.1	$129,115
Options vested and expected to vest as of September 30, 2018	2,624	$36.65	7.1	$129,115
Options exercisable as of September 30, 2018	1,646	$31.84	6.2	$88,289

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Aggregate intrinsic value of stock options exercised	$14,180	$1,503	$7,705
Proceeds to Company from stock options exercised	$6,243	$1,079	$1,026

	Years Ended September 30,
	2018	2017	2016
Weighted average grant date fair value of options granted (per share)	$31.84	$17.52	$19.12

Performance-Based Options

In March 2013, the Company granted to certain executives 167 options that would vest upon the achievement of certain performance-based targets. The aggregate grant date fair value of these options was $2,479. During the years ended September 30, 2017 and 2016, certain performance-based targets were achieved and the Company recorded stock-based compensation expense of $413 and $620, respectively, related to achievement of those targets. No stock-based compensation expense related to these options was recognized during the year ended September 30, 2018 as the performance period for these options ended during the year ended September 30, 2017.

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

The rTSRUs will vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over a two-year period based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% or 200% of the target number, depending on the award agreement and the year of the award. The Company used a Monte Carlo model to estimate the grant-date fair value of the rTSRUs. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.18%	1.24%	0.94%
Dividend yield	0%	0%	0%
Expected volatility	62%	66%	65%
Remaining performance period (years)	1.83	1.99	1.93

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2018:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	70	$34.51	70	$43.07
Granted	25	77.93	25	84.70
Vested	(20)	32.04	(25)	37.67
Cancelled	(5)	32.04	—	—
Unvested at September 30, 2018	70	$50.97	70	$59.96

A total of 80% of target PSUs and 192.91% of target rTSRUs granted in December 2015 vested during the year ended September 30, 2018, resulting in the issuance of an aggregate of 68 common shares, net of share withholding.

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest as to 50% of the units in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the intrinsic value of the stock on the date of grant and is recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2017	110	$30.00
Granted	—	—
Vested	—	—
Cancelled	(1)	30.00
Unvested at September 30, 2018	109	$30.00

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2018, 2017, and 2016:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Research and development	$6,160	$4,078	$2,882
General and administrative	9,685	8,993	6,472
	$15,845	$13,071	$9,354

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Stock options	$12,694	$10,442	$8,661
rTSRUs	1,721	1,267	693
Restricted stock units	789	694	—
PSUs	641	668	—
	$15,845	$13,071	$9,354

As of September 30, 2018, the Company had an aggregate of $30,064 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

11. Net Income Per Share

Basic and diluted net income per common share was calculated as follows for the years ended September 30, 2018, 2017, and 2016:

	Years Ended September 30,
	2018	2017	2016
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$71,956	$17,710	$21,666
Denominator:
Weighted average common shares outstanding — basic	19,255	19,066	18,929
Net income per share common share — basic	$3.74	$0.93	$1.14
Diluted net income per share:
Numerator:
Net income	$71,956	$17,710	$21,666
Denominator:
Weighted average common shares outstanding — basic	19,255	19,066	18,929
Dilutive effect of common stock equivalents	1,395	341	295
Weighted average common shares outstanding — diluted	20,650	19,407	19,224
Net income per share common share — diluted	$3.48	$0.91	$1.13
Anti-dilutive common stock equivalents excluded from above	295	2,161	1,475

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share attributable to common stockholders for the years ended September 30, 2018, 2017, and 2016, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

As of September 30, 2018, 2017, and 2016, the Company excluded unvested performance stock unit awards from the calculation of diluted net income per common share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

12. Commitments and Contingencies

Leases

The Company has two leases located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street, was effective from fiscal 2011 to 2018. During the year ended September 30, 2015, the Company amended the lease to expand the rented space and extend the lease term through September 2022. Payment escalations specified in the lease agreement, as amended, are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The amended lease also included a $598 tenant improvement allowance from the landlord, which was accounted for as a capital lease obligation.

In connection with the 500 Arsenal Street lease, the Company has a total outstanding letter of credit in the amount of $608 as of September 30, 2018 and 2017, collateralized by a money market account. As of September 30, 2018 and 2017, the Company classified the money market account as long-term restricted cash.

The second lease, for office space, located at 400 Talcott Avenue, was entered into on September 27, 2018 with a lease term that extends through August 1, 2024. The lease includes a free rent period as well as escalating rent payments over the course of the lease. The net amount of these escalations and the free rent period will be accrued and recognized as rent expense on a straight-line basis over the term of the lease.

For the years ended September 30, 2018, 2017, and 2016, the Company recognized rent expense of $2,033, $2,025, and $2,025, respectively, in the consolidated statements of operations.

Future minimum lease payments under both leases as of September 30, 2018 are as follows:

Years Ended September 30,	Operating Leases	Capital Leases
	(in thousands)
2019	$2,209	$86
2020	2,728	93
2021	2,803	101
2022	2,684	99
2023	608	—
Thereafter	519	—
Total	$11,551	$379

Intellectual Property Licenses

In 2012 the Company entered into a non-exclusive intellectual property license agreement with a licensor of research technology under which the Company was required to pay the third party licensor an upfront license fee and additional fees up to the third anniversary of the agreement. In addition, the Company was required to pay annual maintenance fees for each year that the agreement remained in effect. During the years ended September 30, 2017 and 2016, the Company paid $115 and $120, respectively, under the agreement. The license agreement was terminated during the year ended September 30, 2017.

During the year ended September 30, 2013, the Company amended an existing license agreement to extend rights to patents previously licensed for one of its programs for use in its HCV research. Under the license, the Company is obligated to pay milestones totaling up to $5,000 plus low single-digit royalties, for the development and regulatory approval of each HCV product outside of the Company’s collaboration with AbbVie and any other collaboration it may enter into in the future with a partner that has already licensed these patents. During the year ended September 30, 2016, the Company paid a $500 milestone payment under this amended agreement as a result of the Company’s filing to commence clinical development of its own HCV product candidate which was recorded as a research and development expense. The Company stopped further development of its own HCV product candidate in 2016 and there were no further payments made under this license.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2018 and 2017.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2018, 2017, and 2016, the Company recorded income tax expense as follows:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Current income tax (expense) benefit:
Federal	$(16,449)	$(10,078)	$(12,233)
State	(2,858)	(813)	(956)
Deferred income tax (expense) benefit:
Federal	(2,245)	1,503	2,136
State	387	151	159
	$(21,165)	$(9,237)	$(10,894)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2018	2017	2016
Federal statutory income tax rate	24.5%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.7	2.7
Federal research and development tax credit	(5.2)	(7.4)	(3.8)
Remeasurement of net deferred tax assets	4.2	—	—
Share-based compensation	(2.8)	4.5	2.6
Other	(0.6)	(0.5)	(3.0)
Effective income tax rate	22.7%	34.3%	33.5%

Net deferred tax assets as of September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Share-based compensation	$7,372	$7,899
Accrued expenses	756	1,001
Capitalized research and development expenses	223	1,199
Unrealized loss	139	67
Other temporary differences	828	1,171
Total deferred tax assets	9,318	11,337
Valuation allowance	—	—
Net deferred tax assets	9,318	11,337

Deferred tax liabilities:
Depreciation	(798)	(1,026)
Prepaid expenses	(145)	(188)
Total deferred tax liabilities	(943)	(1,214)
Net deferred income tax assets (liabilities)	$8,375	$10,123

The net deferred tax asset is presented as a long-term asset on the consolidated balance sheets.

Estimates used to prepare income tax expense are based on the Company’s initial analysis of the Tax Act enacted in December 2017. Given the complexity of the act, anticipated guidance from the U. S. Treasury regarding implementation of the act, and potential for additional guidance from the SEC and the Financial Accounting Standards Board related to the act, these estimates may be adjusted during fiscal 2019 to reflect any such guidance provided. While the Company believes it has adequately provided for all tax positions during the year ended September 30, 2018, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for U.S. federal and state tax matters in future periods as new information becomes available.

After consideration of all the evidence, both positive and negative, the Company determined that no valuation allowance was needed for all or a portion of its deferred tax assets as of September 30, 2018 because it is more likely than not that the deferred tax assets will be realized. In subsequent periods, the Company may determine that it is more likely than not that the deferred tax assets will not be realized and thus, a valuation allowance may be recorded against all or any portion of its deferred tax assets on the Company’s consolidated balance sheet with a corresponding non-cash charge to income tax expense in the consolidated statements of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS which was paid in September 2018, the amount of which was immaterial to the financial statements. The Company is in the process of finalizing the completion of the IRS audit. During October 2018, the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2018	2017
	(in thousands)
Beginning Balance	$1,175	$745
Additions based on tax positions for the current period	563	134
Additions based on tax positions for prior periods	—	355
Reductions for tax positions of prior periods	(59)	(59)
Ending Balance	$1,679	$1,175

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2018, 2017, and 2016 the Company recognized $852, $712 and $513, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2018 and 2017 is presented in the following table:

	2018 Quarter Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands, except per share data)
Revenue (1)	$38,109	$44,049	$57,262	$67,205
Operating expenses	23,732	27,190	34,622	32,753
Other income (expense)	960	1,066	1,338	1,429
Income tax (expense)	(3,644)	(5,370)	(3,690)	(8,461)
Net income	11,693	12,555	20,288	27,420
Net income per common share — basic(3)	$0.61	$0.65	$1.05	$1.41
Net income per common share — diluted(3)	$0.59	$0.61	$0.97	$1.30

	2017 Quarter Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands, except per share data)
Revenue (2)	$10,417	$8,959	$7,511	$75,927
Operating expenses	17,463	18,465	20,640	21,632
Other income (expense)	524	549	600	660
Income tax (expense) benefit	1,542	3,565	4,103	(18,447)
Net income (loss)	(4,980)	(5,392)	(8,426)	36,508
Net income (loss) per common share — basic(3)	$(0.26)	$(0.28)	$(0.44)	$1.91
Net income (loss) per common share — diluted(3)	$(0.26)	$(0.28)	$(0.44)	$1.86

(1)

During the first quarter of 2018, the Company recognized $15,000 in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s glecaprevir-containing regimen in Japan.

(2)

During the fourth quarter of 2017, the Company recognized $65,000 in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s glecaprevir-containing regimen in the U.S. and the EU.

(3)	The earnings per share amounts for each quarter may not sum to the fiscal year amounts due to rounding and the effect of weighting.