Form 10-Q
period 2018-12-31
ENANTA PHARMACEUTICALS INC
filed 2019-02-08
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, the registrant had 19,441,584 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2018

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about overall trends, royalty revenue trends, research and clinical development plans, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$74,365	$63,902
Short-term marketable securities	271,423	244,828
Accounts receivable	69,886	67,205
Prepaid expenses and other current assets	7,636	4,454
Total current assets	423,310	380,389
Long-term marketable securities	11,465	16,389
Property and equipment, net	9,493	8,374
Deferred tax assets	9,248	8,375
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$454,216	$414,227
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,622	$4,745
Accrued expenses and other current liabilities	11,152	9,892
Income taxes payable	5,858	1,388
Total current liabilities	22,632	16,025
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	3,121	2,895
Total liabilities	27,381	20,548
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,435 and 19,395 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	194	194
Additional paid-in capital	283,530	276,526
Accumulated other comprehensive loss	(257)	(398)
Retained earnings	143,368	117,357
Total stockholders' equity	426,835	393,679
Total liabilities and stockholders' equity	$454,216	$414,227

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2018	2017
Revenue
Royalties	$69,886	$23,109
Milestones	—	15,000	`
Total revenue	69,886	38,109

Operating expenses:
Research and development	34,878	17,962
General and administrative	7,152	5,770
Total operating expenses	42,030	23,732
Income from operations	27,856	14,377
Other income (expense):
Interest income (expense), net	1,885	919
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	41
Total other income (expense), net	1,885	960
Income before income taxes	29,741	15,337
Income tax expense	(3,730)	(3,644)
Net income	$26,011	$11,693

Net income per share:
Basic	$1.34	$0.61
Diluted	$1.25	$0.59

Weighted average shares outstanding:
Basic	19,426	19,130
Diluted	20,810	19,918

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2018	2017
Net income	$26,011	$11,693
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of ($45) and ($107)	141	(346)
Total other comprehensive income (loss)	141	(346)
Comprehensive income	$26,152	$11,347

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net income	$26,011	$11,693
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,843	4,120
Depreciation and amortization expense	680	587
Deferred income taxes	(918)	2,662
Premium paid on marketable securities	—	(1)
Amortization of (accretion of) premium (discount) on marketable securities	(977)	88
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(41)
Other non-cash items	39	—
Change in operating assets and liabilities:
Accounts receivable	(2,681)	(12,495)
Prepaid expenses and other current assets	(3,182)	(539)
Accounts payable	124	(129)
Accrued expenses	598	(2,494)
Income taxes payable	4,470	959
Other long-term liabilities	247	(1)
Net cash provided by operating activities	30,254	4,409
Cash flows from investing activities
Purchase of marketable securities	(119,546)	(54,710)
Proceeds from maturities and sale of marketable securities	98,999	52,766
Purchase of property and equipment	(384)	(504)
Net cash used in investing activities	(20,931)	(2,448)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,161	436
Payments of capital lease obligations	(21)	(19)
Net cash provided by financing activities	1,140	417
Net increase in cash, cash equivalents and restricted cash	10,463	2,378
Cash, cash equivalents and restricted cash at beginning of period	64,510	66,283
Cash, cash equivalents and restricted cash at end of period	$74,973	$68,661
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$13
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,304	$111

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2018 and for the three months ended December 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2018 and results of operations for the three months ended December 31, 2018 and 2017 and cash flows for the three months ended December 31, 2018 and 2017, have been made. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2019.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All dollar amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Other than the adoption of ASC 606 as of October 1, 2018, there were no other significant changes to the Company’s Significant Accounting Policies during the quarter.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Revenue Recognition

On October 1, 2018, the Company adopted the new revenue standard, discussed below, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will apply the guidance in ASC 606 to its one ongoing collaboration agreement under which it is eligible to earn sales-based royalties and to qualifying arrangements entered into after October 1, 2018. The Company recognizes revenue related to the sales-based royalties in the period in which the underlying sales occur based on actual sales as communicated by the licensee. The license is deemed to be the predominant item to which the royalties relate.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and has since issued several additional amendments thereto, collectively referred to herein as ASC 606, which supersedes the revenue recognition requirements in ASC 605-25, Multiple-Element Arrangements and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This guidance was effective for the Company in the fiscal year beginning October 1, 2018. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective transition method. The adoption did not have an impact on its financial statements as the Company had satisfied its performance obligations under its one open revenue contract in fiscal 2011, prior to the adoption of ASC 606. The adoption of this guidance did not have an impact on the Company’s accounting for royalty payments as the Company receives sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This amendment was effective for the Company in the fiscal year beginning October 1, 2018. The Company adopted ASU 2016-18 retrospectively as of October 1, 2018.  Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented in the consolidated statements of cash flows for the three months ended December 31, 2017 increased by $608 as of beginning and end of the period to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which provides updated guidance about changes to the terms or conditions of a share-based payment award that requires companies to apply modification accounting under Topic 718.  This amendment was effective for the Company in the fiscal year beginning October 1, 2018.  The Company adopted ASU 2017-09 as of October 1, 2018.  The adoption of ASU 2017-09 did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. This amendment is effective for the Company in the fiscal year beginning October 1, 2019, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-02 may have on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This amendment is effective for the Company in the fiscal year beginning October 1, 2020. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2018 and September 30, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$42,589	$—	$—	$42,589
U.S. Treasury notes	9,981	—	—	9,981
Commercial paper	—	17,236	—	17,236
Corporate bonds	—	2,498	—	2,498
Marketable securities:
U.S. Treasury notes	50,742	—	—	50,742
Commercial paper	—	135,713	—	135,713
Corporate bonds	—	96,433	—	96,433
	$103,312	$251,880	$—	$355,192
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$51,025	$—	$—	$51,025
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	3,998	—	3,998
Marketable securities:
U.S. Treasury notes	42,703	—	—	42,703
Commercial paper	—	113,885	—	113,885
Corporate bonds	—	104,629	—	104,629
	$93,728	$229,499	$—	$323,227
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

During the three months ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock are measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability (for the period the warrants were outstanding) and Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	December 31,	September 30,
Unobservable Input	2018	2018
Probabilities of payout	0%-70%	0%-70%
Discount rate	6.25%	6.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2018	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, December 31, 2018	$1,628

4.	Marketable Securities

As of December 31, 2018 and September 30, 2018, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$135,713	$—	$—	135,713
Corporate bonds	96,776	7	(350)	96,433
U.S. Treasury notes	50,787	—	(45)	50,742
	$283,276	$7	$(395)	$282,888

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$113,885	$—	$—	$113,885
Corporate bonds	105,105	1	(477)	104,629
U.S. Treasury notes	42,801	—	(98)	42,703
	$261,791	$1	$(575)	$261,217

As of December 31, 2018, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $11,465, which consist of certain corporate bonds that have maturities of more than one year but not more than three years.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of December 31, 2018 and September 30, 2018:

	December 31,	September 30,
	2018	2018
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$5,396	$3,617
Accrued payroll and related expenses	1,448	3,274
Accrued vendor manufacturing	2,577	1,901
Accrued professional fees	696	507
Accrued other	1,035	593
	$11,152	$9,892

Other long-term liabilities:
Uncertain tax positions	$1,950	$1,792
Accrued rent expense	674	593
Capital lease obligation	271	293
Asset retirement obligation	226	217
	$3,121	$2,895

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $717,000 through December 31, 2018. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie. During the three months ended December 31, 2017, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™, the final milestone payment under this agreement. As of October 1, 2018, the adoption date of ASC 606, there were no remaining milestone payments to be earned under this agreement.

The Company is also receiving annually tiered royalties per Company protease product ranging from ten percent up to twenty percent, or on a blended basis from ten percent up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

7.	Series 1 Nonconvertible Preferred Stock

As of December 31, 2018, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.

8.	Stock-Based Awards

The Company has granted stock-based awards, including stock options, restricted stock units, and performance share units, under its existing 2012 Equity Incentive Plan (the “2012 Plan”). The Company also has outstanding stock-based awards under its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2018:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2018	2,624	$36.65	7.1	$129,115
Granted	484	81.04
Exercised	(40)	28.76
Forfeited	(6)	90.95
Outstanding as of December 31, 2018	3,062	$43.67	7.3	$90,501
Options vested and expected to vest as of December 31, 2018	3,062	$43.67	7.3	$90,501
Options exercisable as of December 31, 2018	1,739	$32.66	6.1	$66,654

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2018:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	70	$50.97	70	$59.96
Granted	21	67.13	21	47.42
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested at December 31, 2018	91	$54.68	91	$57.08

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	109	$30.00
Granted	—	—
Vested	—	—
Cancelled	—	—
Unvested at December 31, 2018	109	$30.00

Stock-Based Compensation Expense

During the three months ended December 31, 2018 and 2017, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2018	2017
	(in thousands)
Research and development	$2,274	$1,471
General and administrative	3,569	2,649
	$5,843	$4,120

	Three Months ended
	December 31,
	2018	2017
	(in thousands)
Stock options	$3,904	$2,948
Performance stock units	1,206	606
rTSRUs	531	362
Restricted stock units	202	204
	$5,843	$4,120

During the three months ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods.

As of December 31, 2018, the Company had an aggregate of $48,700 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for three months ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2018	2017
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$26,011	$11,693
Denominator:
Weighted average common shares outstanding—basic	19,426	19,130
Net income per share common share—basic	$1.34	$0.61
Diluted net income per share:
Numerator:
Net income	$26,011	$11,693
Denominator:
Weighted average common shares outstanding—basic	19,426	19,130
Dilutive effect of common stock equivalents	1,384	788
Weighted average common shares outstanding—diluted	20,810	19,918
Net income per share common share—diluted	$1.25	$0.59
Anti-dilutive common stock equivalents excluded from above	606	842

10.	Income Taxes

For the three months ended December 31, 2018 and 2017, the Company recorded an income tax expense of $3,730 and $3,644, respectively, which was attributable to the Company’s domestic operations. During the three months ended December 31, 2017, income tax expense included a revaluation adjustment against deferred tax assets of $(3,859) due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

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

The Company had an unrecognized tax benefit of $1,950 and $1,792 as of December 31, 2018 and September 30, 2018, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has two leases for office and laboratory space located in Watertown, Massachusetts that expire in September 2022 and August 2024. Free rent and payment escalations specified in the lease agreements are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $623 and $506 for the three months ended December 31, 2018 and 2017, respectively.

In connection with one of the leases, the Company has a total outstanding letter of credit in the amount of $608 as of December 31, 2018 and September 30, 2018, collateralized by a money market account.  As of December 31, 2018 and September 30, 2018, the Company classified the $608 related to the money market account as long-term restricted cash.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2018 included in our Annual Report on Form 10-K for that fiscal year which is referred to as our 2018 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

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

•	primary biliary cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver and affects an estimated 17,000 individuals in the U.S.; and
•	hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had $357.3 million in cash and marketable securities at December 31, 2018. We expect our existing financial resources and cash flows from continuing royalties on our HCV products will allow us to continue to fund our wholly owned research and development programs for the foreseeable future.

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

o

We initiated a Phase 2a challenge study of EDP-938 in October 2018. The challenge study is testing the effect of EDP-938 on healthy volunteers who are infected with RSV and then treated with EDP-938 or placebo during the course of the study. Primary and secondary outcome measures include changes in viral load measurements and change of baseline symptoms.  We expect to have top line results from this study in mid-calendar 2019.

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
o

In October 2017, we announced results of a Phase 1a/b clinical study of EDP-305, which was generally safe and well tolerated over a broad range of single and multiple doses, with pharmacokinetic data supporting once daily oral dosing. Additional data from this study were also presented at the 2018 NASH-TAG conference and the International Liver CongressTM (ILC) 2018. The study included 98 healthy volunteer subjects, or HV subjects, and 48 subjects who were obese and with or without pre-diabetes or type 2 diabetes, whom we refer to as subjects with presumptive non-alcoholic fatty liver disease, or PN subjects.

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

o	We have two ongoing Phase 2 clinical studies of EDP-305, one known as ARGON-1, in NASH patients and the other, known as INTREPID, in PBC patients.
o	EDP-305 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination therapies for NASH.

•	HBV: In November 2018, we announced EDP-514, our first clinical candidate for HBV. EDP-514 is an HBV core inhibitor, also known as a core protein allosteric modulator or capsid assembly modulator.
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

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have discovered and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie. To date, we have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets.

•

Glecaprevir: Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand names MAVYRET™ (U.S.) and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET, is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it was approved as an 8-week treatment for patients without cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimen, and the annual royalty tiers return to the lowest tier for sales on and after each January 1.

•

Paritaprevir: Paritaprevir is the protease inhibitor contained in AbbVie’s initial HCV treatment regimens sold under the tradenames VIEKIRAX® (ex-U.S.) and VIEKIRA PAK® (U.S.) (paritaprevir/ritonavir/ ombitasvir/dasabuvir). These regimens are no longer being actively marketed in regions where MAVYRET/MAVIRET is approved and reimbursed. AbbVie’s paritaprevir-containing regimens were first approved and sold in the U.S. in December 2014. Through our 2017 fiscal year end, our royalty revenues were generated substantially through worldwide net sales of these regimens.

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In fiscal 2018, we initiated two Phase 2 studies of EDP-305, one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 2a clinical study of our lead RSV candidate, EDP-938, in October 2018. In November 2018 we announced our selection of EDP-514 as our first candidate for HBV. As a result of these efforts as well as efforts to advance other compounds into substantial preclinical development, we expect to incur substantially greater expenses in fiscal 2019 as we continue to advance our FXR agonist program as well as our RSV and HBV programs.

We are now exclusively funding our operations primarily through payments received under our collaboration agreement with AbbVie. Our revenue from our collaboration agreement has resulted in our reporting net income in each of our past nine fiscal years. Our revenue is primarily dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.

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

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. We previously generated all of our royalty revenue from AbbVie’s net sales allocable to paritaprevir, which was part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries subsequently. Since then, AbbVie received approvals of its newest HCV regimen, MAVYRET/MAVIRET, in the U.S. and EU in the summer of 2017. Substantially all our royalty revenues are now derived from the MAVYRET/MAVIRET as this regimen generally has a shorter treatment duration (8-week treatment as approved in the EU, U.S. and Japan versus 12 weeks for paritaprevir and competitive regimens) and is pan-genotypic.

The following table is a summary of revenue recognized from our collaboration agreement for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$69,886	$23,109
Milestones	—	15,000
Total revenue	$69,886	$38,109

AbbVie Agreement

Since all of our research obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie.  Additionally, during the three months ended December 31, 2017, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. There are no further milestones available to be earned under our AbbVie agreement.

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

We expect all of our revenue in fiscal 2019 to be generated from our collaboration agreement with AbbVie.

Internal Programs

As our internal product candidates are currently in preclinical or early clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
Research and development	$34,878	$17,962
General and administrative	7,152	5,770
Total operating expenses	$42,030	$23,732

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

Other Income (Expense), Net

Other income (expense) consists of interest income, interest expense and the change in fair value of our outstanding Series 1 nonconvertible preferred stock and, during the periods the Series 1 nonconvertible preferred stock warrants were outstanding, the change in fair value of our warrant liability. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation. The change in fair value of our Series 1 nonconvertible preferred stock (and warrant liability when the warrants were outstanding) relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying stock. The change in fair value in fiscal 2018 also includes the forfeiture of unexercised warrants which expired on October 4, 2017.

Income Tax Expense

Income tax expense is based on our best estimate of applicable income tax rates for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
Revenue	$69,886	$38,109
Research and development	34,878	17,962
General and administrative	7,152	5,770
Other income (expense), net	1,885	960
Income tax expense	(3,730)	(3,644)

Revenue

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$69,886	$23,109
Milestones	—	15,000
Total revenue	$69,886	$38,109

We recognized revenue of $69.9 million during the three months ended December 31, 2018 as compared to $38.1 million during the three months ended December 31, 2017. During the three months ended December 31, 2018, substantially all of our revenue consisted of royalties earned on the portion of AbbVie’s net sales of MAVYRET/MAVIRET.  During the three months ended December 31, 2017, revenue consisted of a $15.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan, as well as royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir.

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

Research and development expenses

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
R&D programs:
Liver disease	$18,655	$10,710
Virology	16,132	7,222
Other	91	30
Total research and development expenses	$34,878	$17,962

Research and development expense increased by $16.9 million for the three months ended December 31, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. In fiscal 2018 we initiated two Phase 2 studies of EDP-305 and advanced other compounds in preclinical development in our liver disease program. In fiscal 2018 we also completed a Phase 1 clinical study of EDP-938 and prepared for a Phase 2a challenge study of EDP-938, which we initiated in October 2018, in our virology program. In November 2018, we announced our first clinical candidate for HBV, also in our virology program. Increases in our research and development expenses were driven by an increase in headcount to support our programs and an increase in external costs for clinical and preclinical activities.

General and administrative expenses

General and administrative expenses increased by $1.4 million for the three months ended December 31, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income (expense), net

Other income (expense), net, increased $0.9 million for the three months ended December 31, 2018 as compared to the same period in 2017 due to an increase in interest income due primarily to changes in interest rates for the period ended December 31, 2018 as compared to the same period in 2017.

Income tax expense

For the three months ended December 31, 2018 and 2017, we recorded an income tax expense of $3.7 million and $3.6 million, respectively. Income tax expense for the three months ended December 31, 2018 was driven primarily by our pre-tax income for the year.  During the three months ended December 31, 2017, our income tax expense included a revaluation adjustment against deferred tax assets of $(3.8) million due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). We also recorded an income tax benefit of $0.2 million primarily related to tax deductions for stock option activity which is now recorded in income tax expense (benefit) due to the adoption of ASU 2016-09 during the first quarter of fiscal 2018.

Liquidity and Capital Resources

At December 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $357.3 million.

The following table shows a summary of our cash flows for the three months ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$30,254	$4,409
Investing activities	(20,931)	(2,448)
Financing activities	1,140	417
Net increase in cash, cash equivalents and restricted cash	$10,463	$2,378

Net cash provided by operating activities

The increase in cash provided by operating activities of $25.8 million for the three months ended December 31, 2018 as compared to the same period in 2017 was primarily driven by increased net income year-over-year and net cash used by changes in our operating assets and liabilities of $0.4 million in the three months ended December 31, 2018 as compared to net cash used by changes in our operating assets and liabilities of $14.7 million for the same period in 2017.  Changes in our operating assets and liabilities in both periods were generally due to payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash used in investing activities

The increase in cash used in investing activities of $18.5 million for the three months ended December 31, 2018 as compared to the same period in 2017 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $0.7 million for the three months ended December 31, 2018 as compared to the same period in 2017 was driven by an increase in exercises of stock options during the three months ended December 31, 2018 as compared to the same period in 2017.

Funding requirements

As of December 31, 2018, we had $357.3 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2018 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of our research programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2018 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended December 31, 2018.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (referred to as our 2018 Form 10-K) for information about these accounting policies as well as a description of our other significant accounting policies. We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;
•	Accrual of research and development expenses;
•	Income taxes; and
•	Stock-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

On October 1, 2018, we adopted the new revenue standard, ASU 2014-09 and its related amendments, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will apply the guidance in ASC 606 to our one ongoing collaboration agreement under which we are eligible to earn sales-based royalties and to qualifying arrangements entered into after October 1, 2018. We recognize revenue related to the sales-based royalties in the period in which the underlying sales occur based on actual sales as communicated by the licensee. The license is deemed to be the predominant item to which the royalties relate.

Other than the adoption of ASC 606 in the first quarter of fiscal 2019, there have been no significant changes to our critical accounting policies since September 30, 2018. For further information, please see the discussion of critical accounting policies included in our 2018 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $357.3 million at December 31, 2018 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds.  Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of December 31, 2018.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed on November 29, 2018 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon the commercialization efforts of AbbVie for combination therapies incorporating our protease inhibitor, glecaprevir, for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the commercialization of its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to continue to generate revenue will depend primarily on the success of AbbVie’s efforts to maintain sales of MAVYRET/MAVIRET. Such success is subject to uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to sales of this regimen. Any of several events or factors could have a material adverse effect on our ability to continue to generate revenue from AbbVie’s sales of MAVYRET/MAVIRET. For example, AbbVie:

•	may not maintain satisfactory levels of prescriptions by physicians and reimbursement by third-party payers for the MAVYRET/MAVIRET regimen in the various markets of the world where it is being sold;
•

may not compete successfully with its MAVYRET/MAVIRET regimen against other products and therapies for HCV, including competition for exclusive arrangements with third-party payers and governmental entities;

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for its regimen containing glecaprevir;
•	may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;
•	may not commit sufficient resources to the marketing and distribution of MAVYRET/MAVIRET, whether for competitive or strategic reasons or otherwise due to a change in business priorities;
•	may cease to perform its obligations under the terms of our collaboration agreement;
•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment; and
•	may not be able to manufacture glecaprevir in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand.

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

Our quarterly royalty revenue from AbbVie’s net sales of its MAVYRET/MAVIRET regimen have grown substantially even as it is priced well below the pricing of AbbVie’s first HCV regimens, and below that of its principal competitor, Gilead. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts or competitive market dynamics.  For example, the states of Louisiana and Washington have each announced efforts to negotiate a blanket price for one of the HCV drug companies to treat all patients in one or more state programs. In addition, there may be fluctuation in AbbVie’s market share over time due to competitive actions by Gilead. We also note Gilead has reported a decline year over year across most major geographic markets in the number of new patients starting on DAA treatments for HCV.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payers may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for such regimen and our royalty revenue derived from its sales.

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. We are aware of several companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Intercept, Genfit, Gilead, and Tobira (Allergan). In May 2016, the FDA granted conditional approval for Intercept’s FXR agonist (brand name Ocaliva®) for the treatment of primary biliary cholangitis (PBC) in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Conatus, Cirius, Cymabay, Galectin, Galmed, Gemphire Therapeutics, Gilead, GlaxoSmithKline, Immuron, Inventiva, Madrigal, Medicinova, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Second Genome, Viking and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Altimmune, Arrowhead, Dicerna, Enyo, Transgene and Vir.

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

To date, our principal sources of revenue have been our collaboration agreements, including our current agreement with AbbVie. Future levels of royalties under the AbbVie agreement are uncertain. We have had no other products approved for commercial sale by us. Therefore, it is possible that we may incur operating losses in one or more years in the future.

Our net income results primarily from the revenue we earn from AbbVie on net sales of its HCV regimens allocated to our protease inhibitors included in those regimens. There is no assurance, however, that we will report net income in subsequent years. To date, we have not commercialized any products ourselves.

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir is uncertain given the competitive nature of the market for HCV therapies. This is attributed to price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen in one or more countries. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We may require substantial additional financing in the longer term to achieve our goals if the sales of MAVYRET/MAVIRET decline substantially. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

Since our inception, most of our resources have been dedicated to the discovery and preclinical development of our product candidates. In particular, we have expended, and believe that we will continue to expend for the foreseeable future, substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs. In addition, we may seek opportunities to in-license or otherwise acquire new therapeutic candidates and therapies.

Our future capital requirements depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of our research programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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
•

failure to obtain on a timely basis, or at all, the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	difficulty in recruiting suitable patients to participate in a trial;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	adding new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;
•	changes in governmental or regulatory administration, including, for example, administrative delays due to the planned relocation of the EMA to the Netherlands;
•	changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, NASH, PBC or HBV;
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

MAVYRET/MAVIRET, as well as EDP-305, EDP-938, EDP-514 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of MAVYRET/MAVIRET or of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through February 1, 2019, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $127.77. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;
•	actions by AbbVie regarding the MAVYRET/MAVIRET regimen containing glecaprevir as approved in the U.S., EU and Japan, including announcements regarding regulatory or commercial developments;
•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s MAVYRET/MAVIRET regimen or competitive HCV drugs;
•	failure of AbbVie’s MAVYRET/MAVIRET regimen to maintain its sales levels;
•	the results of our efforts to discover or develop additional product candidates;
•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
•	our dependence on third parties, including our collaborators, CROs, manufacturers, clinical trial sponsors and clinical investigators;
•	regulatory, political or legal developments in the United States or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to commercialize our product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;
•	market conditions in the pharmaceutical and biotechnology sectors;
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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.7 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of December 31, 2018 of $70.83 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $29.3 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, we had 19.4 million shares of common stock outstanding. In addition, as of December 31, 2018, 3.1 million and 0.3 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our equity plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

						X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 8, 2019

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)