Form 10-Q
period 2019-03-31
ENANTA PHARMACEUTICALS INC
filed 2019-05-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ENTA	NASDAQ

As of April 28, 2019, the registrant had 19,669,726 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2019

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$106,030	$63,902
Short-term marketable securities	264,127	244,828
Accounts receivable	39,631	67,205
Prepaid expenses and other current assets	14,052	4,454
Total current assets	423,840	380,389
Long-term marketable securities	16,510	16,389
Property and equipment, net	11,476	8,374
Deferred tax assets	9,052	8,375
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$461,578	$414,227
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,884	$4,745
Accrued expenses and other current liabilities	11,607	9,892
Income taxes payable	—	1,388
Total current liabilities	20,491	16,025
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	3,249	2,895
Total liabilities	25,368	20,548
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,669 and 19,395 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	197	194
Additional paid-in capital	288,512	276,526
Accumulated other comprehensive loss	(12)	(398)
Retained earnings	147,513	117,357
Total stockholders' equity	436,210	393,679
Total liabilities and stockholders' equity	$461,578	$414,227

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2019	2018		2019	2018
Revenue
Royalties	$39,631	$44,049		$109,517	$67,158
Milestones	—	—	`	—	15,000
Total revenue	39,631	44,049		109,517	82,158

Operating expenses:
Research and development	34,155	21,484		69,033	39,446
General and administrative	6,780	5,706		13,932	11,476
Total operating expenses	40,935	27,190		82,965	50,922
Income (loss) from operations	(1,304)	16,859		26,552	31,236
Other income, net	2,245	1,066		4,130	2,026
Income before income taxes	941	17,925		30,682	33,262
Income tax (expense) benefit	3,204	(5,370)		(526)	(9,014)
Net income	$4,145	$12,555		$30,156	$24,248

Net income per share:
Basic	$0.21	$0.65		$1.55	$1.27
Diluted	$0.20	$0.61		$1.44	$1.20

Weighted average shares outstanding:
Basic	19,549	19,206		19,487	19,167
Diluted	21,084	20,601		20,946	20,256

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$4,145	$12,555	$30,156	$24,248
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $78, ($128), $123 and ($235)	245	(336)	$386	$(682)
Total other comprehensive income (loss)	245	(336)	386	(682)
Comprehensive income	$4,390	$12,219	$30,542	$23,566

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at September 30, 2017	19,120	$191	$256,241	$(112)	$45,356	$301,676
Exercise of stock options and warrants	30	—	436	—	—	436
Stock-based compensation expense	—	—	4,120	—	—	4,120
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(45)	—	45	—
Other comprehensive loss	—	—	—	(346)	—	(346)
Net income	—	—	—	—	11,693	11,693
Balances at December 31, 2017	19,150	$191	$260,752	$(458)	$57,094	$317,579
Exercise of stock options	65	1	1,769	—	—	1,770
Vesting of restricted stock units, net of withholding	45	1	(1,757)	—	—	(1,756)
Stock-based compensation expense	—	—	3,590	—	—	3,590
Other comprehensive loss	—	—	—	(336)	—	(336)
Net income	—	—	—	—	12,555	12,555
Balances at March 31, 2018	19,260	$193	$264,354	$(794)	$69,649	$333,402

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options	40	—	1,161	—	—	1,161
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income	—	—	—	141	—	141
Net income	—	—	—	—	26,011	26,011
Balances at December 31, 2018	19,435	$194	$283,530	$(257)	$143,368	$426,835
Exercise of stock options	157	2	4,464			4,466
Vesting of restricted stock units, net of withholding	77	1	(4,189)	—	—	(4,188)
Stock-based compensation expense	—	—	4,707	—	—	4,707
Other comprehensive income	—	—	—	245	—	245
Net income	—	—	—	—	4,145	4,145
Balances at March 31, 2019	19,669	$197	$288,512	$(12)	$147,513	$436,210

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$30,156	$24,248
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,550	7,710
Depreciation and amortization expense	1,482	1,200
Deferred income taxes	(800)	2,791
Premium paid on marketable securities	(1)	(243)
Amortization of (accretion of) premium (discount) on marketable securities	(2,213)	110
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(41)
Other non-cash items	37	(84)
Change in operating assets and liabilities:
Accounts receivable	27,574	(33,435)
Prepaid expenses and other current assets	(9,598)	(1,369)
Accounts payable	2,886	565
Accrued expenses	1,259	(939)
Income taxes payable	(1,388)	(3,918)
Other long-term liabilities	396	236
Net cash provided by (used in) operating activities	60,340	(3,169)
Cash flows from investing activities
Purchase of marketable securities	(271,712)	(99,721)
Proceeds from maturities and sale of marketable securities	254,994	104,986
Purchase of property and equipment	(2,891)	(1,256)
Net cash provided by (used in) investing activities	(19,609)	4,009
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	5,627	2,207
Payments for settlement of share-based awards	(4,188)	(1,757)
Payments of capital lease obligations	(42)	(39)
Net cash provided by financing activities	1,397	411
Net increase in cash, cash equivalents and restricted cash	42,128	1,251
Cash, cash equivalents and restricted cash at beginning of period	64,510	66,283
Cash, cash equivalents and restricted cash at end of period	$106,638	$67,534
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,955	$9,883
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,598	$111

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second protease inhibitor discovered and developed through its collaboration with AbbVie, which is marketed as part of AbbVie’s direct-acting antiviral (DAA) regimen under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir) for the treatment of chronic hepatitis C virus, or HCV. The other protease inhibitor under its HCV collaboration, which is part of AbbVie’s initial DAA regimens for the treatment of chronic HCV, is currently marketed outside the U.S. under the tradename VIEKIRAX® (paritaprevir/ritonavir/ombitasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support its wholly-owned research and development programs, which are currently focused on the following disease targets: respiratory syncytial virus (“RSV”); non-alcoholic steatohepatitis (“NASH”); primary biliary cholangitis (“PBC”); and hepatitis B virus (“HBV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2019 and for the three and six months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019 and results of operations for the three and six months ended March 31, 2019 and 2018 and cash flows for the six months ended March 31, 2019 and 2018, have been made. The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2019.

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

Revenue Recognition

On October 1, 2018, the Company adopted the new revenue standard, discussed below, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the guidance in ASC 606 to its one ongoing collaboration agreement under which it is eligible to earn sales-based royalties and will apply to qualifying arrangements entered into after October 1, 2018. The Company recognizes revenue related to the sales-based royalties in the period in which the underlying sales occur based on actual sales as communicated by the licensee. The license is deemed to be the predominant item to which the royalties relate.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2019 and September 30, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$89,172	$—	$—	$89,172
Commercial paper	—	10,954	—	10,954
Marketable securities:
U.S. Treasury notes	106,670	—	—	106,670
Commercial paper	—	100,829	—	100,829
Corporate bonds	—	73,138	—	73,138
	$195,842	$184,921	$—	$380,763
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$51,025	$—	$—	$51,025
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	3,998	—	3,998
Marketable securities:
U.S. Treasury notes	42,703	—	—	42,703
Commercial paper	—	113,885	—	113,885
Corporate bonds	—	104,629	—	104,629
	$93,728	$229,499	$—	$323,227
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

During the six months ended March 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	March 31,	September 30,
Unobservable Input	2019	2018
Probabilities of payout	0%-70%	0%-70%
Discount rate	6.25%	6.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2018	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, March 31, 2019	$1,628

4.	Marketable Securities

As of March 31, 2019 and September 30, 2018, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$106,648	$29	$(7)	106,670
Commercial paper	100,829	—	—	100,829
Corporate bonds	73,225	49	(136)	73,138
	$280,702	$78	$(143)	$280,637

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$113,885	$—	$—	$113,885
Corporate bonds	105,105	1	(477)	104,629
U.S. Treasury notes	42,801	—	(98)	42,703
	$261,791	$1	$(575)	$261,217

As of March 31, 2019, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $16,510, which consist of certain corporate bonds that have maturities of more than one year but not more than three years.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities as well as other long-term liabilities consisted of the following as of March 31, 2019 and September 30, 2018:

	March 31,	September 30,
	2019	2018
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$5,530	$3,617
Accrued payroll and related expenses	1,720	3,274
Accrued vendor manufacturing	2,695	1,901
Accrued professional fees	742	507
Accrued other	920	593
	$11,607	$9,892

Other long-term liabilities:
Uncertain tax positions	$1,922	$1,792
Accrued rent expense	842	593
Capital lease obligation	249	293
Asset retirement obligation	236	217
	$3,249	$2,895

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $787,000 through March 31, 2019. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie. During the six months ended March 31, 2018, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™, the final milestone payment under this agreement. As of October 1, 2018, the adoption date of ASC 606, there were no remaining milestone payments to be earned under this agreement.

The Company is also receiving annually tiered royalties per Company protease inhibitor product ranging from ten percent up to twenty percent, or on a blended basis from ten percent up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

7.	Series 1 Nonconvertible Preferred Stock

As of March 31, 2019, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.

8.	Stock-Based Awards

The Company grants stock-based awards, including stock options and unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by our stockholders on February 28, 2019. The Company also has outstanding unit awards, stock options and restricted stock unit awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2019:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2018	2,624	$36.65	7.1	$129,115
Granted	537	82.21
Exercised	(197)	28.59
Forfeited	(32)	70.59
Outstanding as of March 31, 2019	2,932	$45.17	7.2	$148,329
Options vested and expected to vest as of March 31, 2019	2,932	$45.17	7.2	$148,329
Options exercisable as of March 31, 2019	1,722	$34.47	6.1	$105,171

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity based on the targeted number of shares for the year-to-date period ending March 31, 2019:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	70	$50.97	70	$59.96
Granted	21	67.13	21	47.42
Vested	(36)	35.89	(45)	46.11
Cancelled	(9)	35.89	—	—
Unvested at March 31, 2019	46	$73.03	46	$67.80

During the six months ended March 31, 2019, a total of 80% of the target PSUs and 200% of the target rTSRUs granted in January 2017 vested, resulting in the issuance of an aggregate of 77 common shares, net of share withholding.

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	109	$30.00
Granted	—	—
Vested	—	—
Cancelled	(1)	30.00
Unvested at March 31, 2019	108	$30.00

Stock-Based Compensation Expense

During the six months ended March 31, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Research and development	$2,194	$1,429	$4,468	$2,900
General and administrative	2,513	2,161	6,082	4,810
	$4,707	$3,590	$10,550	$7,710

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Stock options	$3,949	$3,030	$7,853	$5,978
Performance stock units	72	35	1,278	641
rTSRUs	493	332	1,025	694
Restricted stock units	193	193	394	397
	$4,707	$3,590	$10,550	$7,710

During the six months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods.

As of March 31, 2019, the Company had an aggregate of $44,379 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for six months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$4,145	$12,555	$30,156	$24,248
Denominator:
Weighted average common shares outstanding—basic	19,549	19,206	19,487	19,167
Net income per share common share—basic	$0.21	$0.65	$1.55	$1.27
Diluted net income per share:
Numerator:
Net income	$4,145	$12,555	$30,156	$24,248
Denominator:
Weighted average common shares outstanding—basic	19,549	19,206	19,487	19,167
Dilutive effect of common stock equivalents	1,535	1,395	1,459	1,089
Weighted average common shares outstanding—diluted	21,084	20,601	20,946	20,256
Net income per share common share—diluted	$0.20	$0.61	$1.44	$1.20
Anti-dilutive common stock equivalents excluded from above	784	46	694	449

10.	Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit of $3,204 and income tax (expense) of ($5,370) respectively, both of which were attributable to the Company’s domestic operations. During the three months ended March 31, 2019, the Company recorded an income tax benefit, despite its pre-tax income, due to tax deductions for employee stock award-related activity during the quarter. For the six months ended March 31, 2019 and 2018, the Company recorded income tax (expense) of ($526) and ($9,014), respectively, representing effective tax rates of 1.7% and 27.1%, respectively. The effective tax rate for the six months ended March 31, 2019 differs from the federal statutory rate of 21.0% due to federal research and development tax credits and tax deductions from employee stock award-related activity during the year, both of which reduced the effective tax rate below the federal rate. The effective tax rate for the six months ended March 31, 2018 includes a revaluation adjustment against deferred tax assets of ($3,859) due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

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

The Company had an unrecognized tax benefit of $1,922 and $1,792 as of March 31, 2019 and September 30, 2018, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

11.	Commitments and Contingencies

Leases

The Company has two leases for office and laboratory space located in Watertown, Massachusetts that expire in September 2022 and August 2024. Free rent and payment escalations specified in the lease agreements are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,246 and $1,013 for the six months ended March 31, 2019 and 2018, respectively.

In connection with one of the leases, the Company has an outstanding letter of credit in the amount of $608 as of March 31, 2019 and September 30, 2018, collateralized by a money market account.  As of March 31, 2019 and September 30, 2018, the Company classified the $608 related to the money market account as long-term restricted cash.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2019.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s newest direct-acting antiviral (DAA) combination and marketed under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

•

respiratory syncytial virus (or RSV) infection is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur in each year in adults over the age of 65;

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

We had $386.7 million in cash and marketable securities at March 31, 2019. We expect our existing financial resources and cash flows from continuing royalties on our HCV products will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

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

o	In fiscal 2018, we completed a Phase 1 clinical study demonstrating that EDP-938 was generally safe and well tolerated over a broad range of single and multiple doses with good pharmacokinetic data.
o

We initiated a Phase 2a challenge study of EDP-938 in October 2018. The challenge study is testing the effect of EDP-938 on healthy volunteers who are infected with RSV and then treated with EDP-938 or placebo during the course of the study. Primary and secondary outcome measures include changes in viral load measurements and change of baseline symptoms. Enrollment of the Phase 2a study is complete and we expect to have top-line results in mid-calendar 2019.

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

o

We have two ongoing Phase 2 clinical studies of EDP-305, one known as ARGON-1, in NASH patients and the other, known as INTREPID, in PBC patients. In March 2019 we completed enrollment in the ARGON-1 study. Given the 12-week treatment duration in the study protocol, we expect top-line data by the end of the third quarter of calendar 2019. Enrollment in the INTREPID study is ongoing and is expected to continue into calendar 2020.

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
o

EDP-514 was selected from our lead class of HBV compounds that are characterized by potent antiviral activity.  In vitro, they are capable of preventing the establishment of cccDNA, are pan-genotypic, are active against known nucleos(t)ide resistant mutants, and are additive to synergistic with nucleoside analogs and other core inhibitors.  Members of this class have also demonstrated excellent reduction in HBV titers in a chimeric mouse model with human liver cells. We expect to initiate a Phase 1 study of EDP-514 in the third quarter of calendar 2019. The design of this study will evaluate single and multiple doses of EDP-514 in healthy volunteers and will incorporate a Phase 1b arm in patients with chronic HBV infection.

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

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, and the annual royalty tiers return to the lowest tier for sales on and after each January 1.

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

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In fiscal 2018, we initiated two Phase 2 studies of EDP-305, one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 2a clinical study of our lead RSV candidate, EDP-938, in October 2018. In November 2018 we announced our selection of EDP-514 as our first candidate for HBV and expect to initiate a Phase 1 study for this candidate in the third quarter of calendar 2019. As a result of these efforts as well as efforts to advance other compounds into substantial preclinical development, we expect to incur substantially greater expenses in fiscal 2019 as we continue to advance our FXR agonist program as well as our RSV and HBV programs.

We are now funding our operations through payments received under our collaboration agreement with AbbVie. Our revenue from our collaboration agreement has resulted in our reporting net income in each of our past nine fiscal years. Our revenue is primarily dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.

For its MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with VIEKIRA PAK® and other HCV regimens, AbbVie initially set a lower list price compared to its original HCV regimens and other HCV products on the market. In 2018, AbbVie reported increasing MAVYRET/MAVIRET market share and became the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. However, the market for HCV therapies remains very dynamic in several jurisdictions and we cannot predict how that market will continue to evolve.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue and the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in fiscal 2019 and thereafter.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. For the periods shown below, substantially all our royalty revenues are now derived from sales of MAVYRET/MAVIRET, which has replaced AbbVie’s first HCV regimens in all its major HCV markets.

The following table is a summary of revenue recognized from our collaboration agreement for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$39,631	$44,049	$109,517	$67,158
Milestones	—	—	—	15,000
Total revenue	$39,631	$44,049	$109,517	$82,158

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Research and development	$34,155	$21,484	$69,033	$39,446
General and administrative	6,780	$5,706	13,932	$11,476
Total operating expenses	$40,935	$27,190	$82,965	$50,922

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

Other Income, Net

Other income, net, consists of interest income, interest expense and the change in fair value of our outstanding Series 1 nonconvertible preferred stock and, during the periods the Series 1 nonconvertible preferred stock warrants were outstanding, the change in fair value of our warrant liability. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation.

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our best estimate of applicable income tax rates, net research and development tax credits and deferred income taxes, for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenue	$39,631	$44,049
Research and development	34,155	21,484
General and administrative	6,780	5,706
Other income, net	2,245	1,066
Income tax (expense) benefit	3,204	(5,370)

Revenue

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$39,631	$44,049
Total revenue	$39,631	$44,049

Our revenue is generated through our collaboration with AbbVie. Our collaboration’s MAVYRET/MAVIRET regimen, a pan-genotypic treatment combining two DAAs, began commercialization in the third calendar quarter of 2017, following its approval in the EU and the U.S. We are entitled to annually tiered, double-digit, per-product royalties on 50% of all net sales of MAVYRET/MAVIRET. Our royalty revenues eligible to be earned in the future will potentially fluctuate depending on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated with that regimen. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

We recognized revenue of $39.6 million during the three months ended March 31, 2019 as compared to $44.0 million during the three months ended March 31, 2018. HCV net sales decreased in the three months ended March 31, 2019 as compared to the same period in 2018 due to lower international HCV net sales. Overall, the lower net sales reported thus far in the 2019 period are consistent with AbbVie’s full calendar year HCV sales guidance of $3.3 billion as compared to the reported full calendar year 2018 HCV sales of $3.6 billion. The royalty rate is lowest during the three months ended March 31st because the calculation of royalties earned starts at the lowest royalty tier at the beginning of each calendar year.

Research and development expenses

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
R&D programs:
Liver disease	$17,063	$12,259
Virology	17,062	9,186
Other	30	39
Total research and development expenses	$34,155	$21,484

Research and development expense increased by $12.7 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. We currently have three ongoing Phase 2 studies which were initiated during 2018. In addition, we advanced other compounds in preclinical development in our liver disease program and identified a clinical candidate in HBV in late 2018. Increases in our research and development expenses, which were driven by an increase in headcount and external costs for clinical and preclinical activities to support these programs, are expected to continue to increase as our wholly-owned programs advance.

General and administrative expenses

General and administrative expenses increased by $1.1 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income, net

Other income, net, increased $1.2 million for the three months ended March 31, 2019 as compared to the same period in 2018 due to an increase in interest income due primarily to changes in interest rates for the period ended March 31, 2019 as compared to the same period in 2018.

Income tax (expense) benefit

For the three months ended March 31, 2019 and 2018, we recorded an income tax benefit of $3.2 million and income tax (expense) ($5.4) million, respectively. The income tax benefit for the three months ended March 31, 2019 was driven by tax deductions for employee stock award-related activity during the quarter. Income tax expense for 2018 was driven by our pre-tax income for the quarter.

Comparison of the Six Months Ended March 31, 2019 and 2018

	Six Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenue	$109,517	$82,158
Research and development	69,033	39,446
General and administrative	13,932	11,476
Other income, net	4,130	2,026
Income tax (expense)	(526)	(9,014)

Revenue

	Six Months Ended
	March 31,
	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$109,517	$67,158
Milestones	—	$15,000
Total revenue	$109,517	$82,158

We recognized revenue of $109.5 million during the six months ended March 31, 2019 as compared to $82.2 million during the same period in 2018. During the six months ended March 31, 2019, substantially all of our revenue consisted of royalties earned on the portion of AbbVie’s net sales of MAVYRET/MAVIRET which carries a higher sales allocation for royalty calculation purposes. During the six months ended March 31, 2018, revenue consisted of a $15.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan, as well as royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir.

Research and development expenses

	Six Months Ended
	March 31,
	2019	2018
	(in thousands)
R&D programs:
Liver disease	$35,717	$22,969
Virology	33,194	16,408
Other	122	69
Total research and development expenses	$69,033	$39,446

Research and development expense increased by $29.6 million for the six months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. We currently have multiple ongoing Phase 2 studies (two for EDP-305 and one for EDP-938) which were initiated during 2018. In addition, we advanced other compounds in preclinical development in our liver disease program and identified a clinical candidate in HBV in late 2018. Increases in our research and development expenses, which were driven by an increase in headcount and external costs for clinical and preclinical activities to support these programs, are expected to continue to increase as our wholly-owned programs advance.

General and administrative expenses

General and administrative increased $2.5 million for the six months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in compensation expense due to increased headcount.

Other income, net

Other income, net, increased for the six months ended March 31, 2019 as compared to the same period in 2018 due to an increase in interest income due primarily to changes in interest rates for the period ended March 31, 2019 as compared to the same period in 2018.

Income tax (expense)

For the six months ended March 31, 2019 and 2018 we recorded an income tax (expense) of $(0.5) million and $(9.0) million, respectively. Income tax expense for the six months ended March 31, 2019 was driven primarily by our pre-tax income for the year and offset by federal research and development tax credits and tax deductions for employee stock award-related activity during the year. During the six months ended March 31, 2018, our income tax expense included a revaluation adjustment against deferred tax assets of $(3.8) million due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

Liquidity and Capital Resources

At March 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $386.7 million.

The following table shows a summary of our cash flows for the six months ended March 31, 2019 and 2018:

	Six Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$60,340	$(3,169)
Investing activities	(19,609)	4,009
Financing activities	1,397	411
Net increase in cash, cash equivalents and restricted cash	$42,128	$1,251

Net cash provided by (used in) operating activities

The increase in cash provided by operating activities of $63.5 million for the six months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by an increase in cash received under our AbbVie agreement year over year of $88.4 million driven by royalties earned on net sales of MAVYRET/MAVIRET and was offset by increased research and development expenses due to the advancement of our research programs as well as the timing of vendor invoicing and payments.

Net cash provided by (used in) investing activities

The decrease in cash used in investing activities of $23.6 million for the six months ended March 31, 2019 as compared to the same period in 2018 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $1.0 million for the six months ended March 31, 2019 as compared to the same period in 2018 was driven by an increase in exercises of stock options during the six months ended March 31, 2019 as compared to the same period in 2018.

Funding requirements

As of March 31, 2019, we had $386.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2018 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended March 31, 2019.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $386.7 million at March 31, 2019 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds.  Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of March 31, 2019.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed on February 8, 2019 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

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

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved even though in the U.S. it is priced well below the pricing of AbbVie’s first HCV regimens, and below that of its principal competitor, Gilead. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts or competitive market dynamics.  For example, the states of Louisiana and Washington have each announced efforts to negotiate a blanket price for one of the HCV drug companies to treat all patients in one or more state programs. Gilead was awarded the contract in Louisiana and AbbVie was awarded the contract in Washington. It is unknown whether these programs or other programs that states may adopt could have an impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Recently, Gilead announced plans to launch authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC, which could have an impact on the competitive landscape. For example, in March 2019, the state of Louisiana announced the selection of Asegua Therapeutics as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication. Other competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e. Gilead and Asegua Therapeutics), the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA in NASH and has also signaled its intent to submit U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Genfit, Madrigal and Tobira (Allergan). In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Conatus, Cirius, Cymabay, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Ionis, Lipocine, Medicinova, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Second Genome, Viking and Zydus. For PBC, in May 2016, the FDA granted conditional approval for Intercept’s FXR agonist, OCA (brand name Ocaliva®), for the treatment of PBC in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, several other companies are conducting advanced trials in PBC, including Cymabay (Phase 3) and Genfit (Phase 2 completed). A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH, PBC and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Altimmune, Arrowhead, Contravir, Dicerna, ENYO, Transgene and Vir.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Bioscienes, Johnson & Johnson, Gilead, Pulmocide and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

In our HBV program, we are developing modulators of capsid assembly. This is a new mechanistic approach to HBV, and no capsid assembly modulators have advanced beyond Phase 2 clinical studies. Thus, we are not able to predict what adverse effects may arise in longer term studies conducted in larger populations. In addition, long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

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

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approvals are unpredictable and depend upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or comparable application to other regulatory authorities. AbbVie obtained all regulatory approvals for its paritaprevir-containing regimens and for MAVYRET/MAVIRET, which contains glecaprevir. We have not obtained regulatory approval by ourselves for any of our wholly-owned product candidates and it is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

Risks Related to Commercialization of Our Product Candidates

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republicans in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. On December 14, 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation, or the Texas court challenge, may have on us or on AbbVie’s sales of MAVYRET/MAVIRET.

In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect any healthcare reform measures that may be adopted in the future could result in more rigorous coverage criteria and an additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET and could seriously harm our future revenues.

Our ability to commercialize any product candidate successfully, as well as AbbVie’s continued commercialization of MAVYRET/MAVIRET, will also depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments for only those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, MAVYRET/MAVIRET or any product candidate for which we may obtain marketing approval. If reimbursement is not available or is available only to limited levels, AbbVie may not be successful in commercializing MAVYRET/MAVIRET and we may not be able to successfully commercialize any product candidate for which we may seek marketing approval.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through April 29, 2019, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $127.77. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.7 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of March 31, 2019 of $95.52 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $35.1 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2019, we had 19.7 million shares of common stock outstanding. In addition, as of March 31, 2019, 2.9 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	08/18/2015	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	2019 Equity Incentive Plan.	8-K/A	03/07/2019	10.1	001-35839

10.2	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	—	—	—	—	X

10.3	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	—	—	—	—	X

10.4	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	—	—	—	—	X

10.5	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following materials from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended of March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018 of Enanta Pharmaceuticals, Inc., (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018 of Enanta Pharmaceuticals, Inc., (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018 of Enanta Pharmaceuticals, Inc., (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 of Enanta Pharmaceuticals, Inc., and (v) Notes to Consolidated Financial Statements of Enanta Pharmaceuticals, Inc.

X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 10, 2019

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)