Form 10-Q
period 2019-06-30
ENANTA PHARMACEUTICALS INC
filed 2019-08-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

500 Arsenal Street

Watertown, Massachusetts 02472

(617) 607-0800

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ENTA	NASDAQ

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

As of July 30, 2019, the registrant had 19,681,609 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2019

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$94,206	$63,902
Short-term marketable securities	295,042	244,828
Accounts receivable	44,367	67,205
Prepaid expenses and other current assets	17,647	4,454
Total current assets	451,262	380,389
Long-term marketable securities	—	16,389
Property and equipment, net	11,373	8,374
Deferred tax assets	10,149	8,375
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$473,484	$414,227
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,504	$4,745
Accrued expenses and other current liabilities	13,997	9,892
Income taxes payable	—	1,388
Total current liabilities	20,501	16,025
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	3,258	2,895
Total liabilities	25,387	20,548
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,682 and 19,395 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	197	194
Additional paid-in capital	293,188	276,526
Accumulated other comprehensive income (loss)	163	(398)
Retained earnings	154,549	117,357
Total stockholders' equity	448,097	393,679
Total liabilities and stockholders' equity	$473,484	$414,227

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
Revenue
Royalties	$44,367	$57,262		$153,884	$124,420
Milestones	—	—	`	—	15,000
Total revenue	44,367	57,262		153,884	139,420

Operating expenses:
Research and development	34,461	28,487		103,494	67,933
General and administrative	6,151	6,135		20,083	17,611
Total operating expenses	40,612	34,622		123,577	85,544
Income from operations	3,755	22,640		30,307	53,876
Other income, net	2,415	1,338		6,545	3,364
Income before income taxes	6,170	23,978		36,852	57,240
Income tax (expense) benefit	866	(3,690)		340	(12,704)
Net income	$7,036	$20,288		$37,192	$44,536

Net income per share:
Basic	$0.36	$1.05		$1.90	$2.32
Diluted	$0.33	$0.97		$1.77	$2.17

Weighted average shares outstanding:
Basic	19,673	19,303		19,549	19,212
Diluted	21,105	21,017		20,999	20,509

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$7,036	$20,288	$37,192	$44,536
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $56, $76, $179 and ($159)	175	199	561	$(483)
Total other comprehensive income (loss), net of tax	175	199	561	(483)
Comprehensive income, net of tax	$7,211	$20,487	$37,753	$44,053

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2017	19,120	$191	$256,241	$(112)	$45,356	$301,676
Exercise of stock options and warrants	30	—	436	—	—	436
Stock-based compensation expense	—	—	4,120	—	—	4,120
Cumulative effect adjustment for adoption of new accounting guidance	—	—	(45)	—	45	—
Other comprehensive loss, net of tax	—	—	—	(346)	—	(346)
Net income	—	—	—	—	11,693	11,693
Balances at December 31, 2017	19,150	$191	$260,752	$(458)	$57,094	$317,579
Exercise of stock options	65	1	1,769	—	—	1,770
Vesting of restricted stock units, net of withholding	45	1	(1,757)	—	—	(1,756)
Stock-based compensation expense	—	—	3,590	—	—	3,590
Other comprehensive loss, net of tax	—	—	—	(336)	—	(336)
Net income	—	—	—	—	12,555	12,555
Balances at March 31, 2018	19,260	$193	$264,354	$(794)	$69,649	$333,402
Exercise of stock options	100	1	2,986	—	—	2,987
Stock-based compensation expense	—	—	4,025	—	—	4,025
Other comprehensive income, net of tax	—	—	—	199	—	199
Net income	—	—	—	—	20,288	20,288
Balances at June 30, 2018	19,360	$194	$271,365	$(595)	$89,937	$360,901

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options	40	—	1,161	—	—	1,161
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income, net of tax	—	—	—	141	—	141
Net income	—	—	—	—	26,011	26,011
Balances at December 31, 2018	19,435	$194	$283,530	$(257)	$143,368	$426,835
Exercise of stock options	157	2	4,464	—	—	4,466
Vesting of restricted stock units, net of withholding	77	1	(4,189)	—	—	(4,188)
Stock-based compensation expense	—	—	4,707	—	—	4,707
Other comprehensive income, net of tax	—	—	—	245	—	245
Net income	—	—	—	—	4,145	4,145
Balances at March 31, 2019	19,669	$197	$288,512	$(12)	$147,513	$436,210
Exercise of stock options	13	—	512	—	—	512
Stock-based compensation expense	—	—	4,164	—	—	4,164
Other comprehensive income, net of tax	—	—	—	175	—	175
Net income	—	—	—	—	7,036	7,036
Balances at June 30, 2019	19,682	$197	$293,188	$163	$154,549	$448,097

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$37,192	$44,536
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,714	11,735
Depreciation and amortization expense	2,367	1,857
Deferred income taxes	(1,953)	2,353
Premium paid on marketable securities	(274)	(297)
Accretion of discount on marketable securities	(3,489)	(238)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(41)
Other non-cash items	37	(84)
Change in operating assets and liabilities:
Accounts receivable	22,838	(46,648)
Prepaid expenses and other current assets	(13,193)	(5,868)
Accounts payable	1,639	1,446
Accrued expenses	3,956	1,150
Income taxes payable	(1,388)	(9,298)
Other long-term liabilities	427	276
Net cash provided by operating activities	62,873	879
Cash flows from investing activities
Purchase of marketable securities	(353,382)	(179,076)
Proceeds from maturities and sale of marketable securities	324,047	153,981
Purchase of property and equipment	(5,121)	(2,358)
Net cash used in investing activities	(34,456)	(27,453)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	6,139	5,192
Payments for settlement of share-based awards	(4,188)	(1,757)
Payments of capital lease obligations	(64)	(59)
Net cash provided by financing activities	1,887	3,376
Net increase (decrease) in cash, cash equivalents and restricted cash	30,304	(23,198)
Cash, cash equivalents and restricted cash at beginning of period	64,510	66,283
Cash, cash equivalents and restricted cash at end of period	$94,814	$43,085
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,615	$21,404
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$158	$68

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and nine months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and results of operations for the three and nine months ended June 30, 2019 and 2018 and cash flows for the nine months ended June 30, 2019 and 2018, have been made. The results of operations for the nine months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2019.

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

Revenue Recognition

On October 1, 2018, the Company adopted the new revenue standard, discussed below, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the guidance in ASC 606 to its one ongoing collaboration agreement under which it is eligible to earn sales-based royalties and will apply the guidance to qualifying arrangements entered into after October 1, 2018. The Company recognizes revenue related to the sales-based royalties in the period in which the underlying sales occur based on actual sales as communicated by the licensee. The license is deemed to be the predominant item to which the royalties relate.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which aligns the accounting treatment of stock awards granted to nonemployee consultants to those granted to employees. The Company early adopted the amendment as of April 1, 2019. The adoption of ASU 2018-07 did not have an impact on its consolidated financial statements since the Company did not have any outstanding nonemployee consultant stock awards prior to April 1, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This amendment was effective for the Company in the fiscal year beginning October 1, 2018. The Company adopted ASU 2016-18 retrospectively as of October 1, 2018.  Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented in the consolidated statements of cash flows for the nine months ended June 30, 2018 increased by $608 as of beginning and end of the period to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash.

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
3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2019 and September 30, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$76,127	$—	$—	$76,127
Commercial paper	—	11,948	—	11,948
Marketable securities:
U.S. Treasury notes	119,594	—	—	119,594
Commercial paper	—	94,059	—	94,059
Corporate bonds	—	81,389	—	81,389
	$195,721	$187,396	$—	$383,117
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$51,025	$—	$—	$51,025
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	3,998	—	3,998
Marketable securities:
U.S. Treasury notes	42,703	—	—	42,703
Commercial paper	—	113,885	—	113,885
Corporate bonds	—	104,629	—	104,629
	$93,728	$229,499	$—	$323,227
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

During the nine months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock are measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the warrant liability (for the period the warrants were outstanding) and Series 1 nonconvertible preferred stock are recognized in other income, net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	June 30,	September 30,
Unobservable Input	2019	2018
Probabilities of payout	0%-70%	0%-70%
Discount rate	6.25%	6.25%

The following table provides a roll-forward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2018	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, June 30, 2019	$1,628

4.	Marketable Securities

As of June 30, 2019 and September 30, 2018, the fair value of available-for-sale marketable securities, which approximates carrying value, was as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$119,498	$97	$(1)	119,594
Commercial paper	94,059	—	—	94,059
Corporate bonds	81,319	126	(56)	81,389
	$294,876	$223	$(57)	$295,042

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$113,885	$—	$—	$113,885
Corporate bonds	105,105	1	(477)	104,629
U.S. Treasury notes	42,801	—	(98)	42,703
	$261,791	$1	$(575)	$261,217

As of September 30, 2018, marketable securities consisted of short-term marketable securities, which are investments that mature within one year, and long-term marketable securities, with an aggregate fair value of $16,389. The long-term marketable securities consisted of certain corporate bonds and U.S. Treasury notes that had maturities of more than one year but not more than three years. There were no long-term marketable securities as of June 30, 2019.

5.Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of June 30, 2019 and September 30, 2018:

	June 30,	September 30,
	2019	2018
	(in thousands)
Accrued expenses:
Accrued preclinical and clinical expenses	$5,792	$3,617
Accrued payroll and related expenses	2,902	3,274
Accrued vendor manufacturing	3,653	1,901
Accrued professional fees	962	507
Accrued other	688	593
	$13,997	$9,892

Other long-term liabilities:
Uncertain tax positions	$1,865	$1,792
Accrued rent expense	923	593
Capital lease obligation	224	293
Asset retirement obligation	246	217
	$3,258	$2,895

6.	Ongoing Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $826,000 through June 30, 2019. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie. During the nine months ended June 30, 2018, the Company earned and recognized milestone revenue of $15,000 upon AbbVie’s achievement of commercialization regulatory approval in Japan for MAVIRET™, the final milestone payment under this agreement. As of October 1, 2018, the adoption date of ASC 606, there were no remaining milestone payments to be earned under this agreement.

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

As of June 30, 2019, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2019:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2018	2,624	$36.65	7.1	$129,115
Granted	614	82.97
Exercised	(209)	29.33
Forfeited	(48)	67.51
Outstanding as of June 30, 2019	2,981	$46.22	6.9	$115,641
Options vested and expected to vest as of June 30, 2019	2,981	$46.22	6.9	$115,641
Options exercisable as of June 30, 2019	1,852	$35.92	5.9	$90,091

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 200% of the target number. The following table summarizes PSU and rTSRU activity based on the targeted number of shares for the year-to-date period ending June 30, 2019:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	70	$50.97	70	$59.96
Granted	21	67.13	21	47.42
Vested	(36)	35.89	(45)	46.11
Cancelled	(14)	49.20	(5)	68.13
Unvested at June 30, 2019	41	$73.02	41	$67.76

During the nine months ended June 30, 2019, a total of 80% of the target PSUs and 200% of the target rTSRUs granted in January 2017 vested, resulting in the issuance of an aggregate of 77 common shares, net of share withholding.

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2018	109	$30.00
Granted	—	—
Vested	—	—
Cancelled	(12)	30.00
Unvested at June 30, 2019	97	$30.00

Stock-Based Compensation Expense

During the nine months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$2,186	$1,590	$6,654	$4,490
General and administrative	1,978	2,435	8,060	7,245
	$4,164	$4,025	$14,714	$11,735

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$3,981	$3,317	$11,834	$9,295
Performance stock units	—	—	1,278	641
rTSRUs	198	509	1,223	1,203
Restricted stock units	(15)	199	379	596
	$4,164	$4,025	$14,714	$11,735

During the nine months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense for PSUs and performance-based options upon achievement of performance-based targets that occurred during their respective periods.

As of June 30, 2019, the Company had an aggregate of $42,275 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.
9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$7,036	$20,288	$37,192	$44,536
Denominator:
Weighted average common shares outstanding—basic	19,673	19,303	19,549	19,212
Net income per share common share—basic	$0.36	$1.05	$1.90	$2.32
Diluted net income per share:
Numerator:
Net income	$7,036	$20,288	$37,192	$44,536
Denominator:
Weighted average common shares outstanding—basic	19,673	19,303	19,549	19,212
Dilutive effect of common stock equivalents	1,432	1,714	1,450	1,297
Weighted average common shares outstanding—diluted	21,105	21,017	20,999	20,509
Net income per share common share—diluted	$0.33	$0.97	$1.77	$2.17
Anti-dilutive common stock equivalents excluded from above	830	117	740	338

10.	Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $866 and income tax (expense) of $(3,690), respectively, both of which were attributable to the Company’s domestic operations. During the three months ended June 30, 2019, the Company recorded an income tax benefit, despite its pre-tax income, due to a federal income tax benefit from foreign-derived royalty income. For the nine months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $340 and income tax (expense) of ($12,704), respectively, representing effective tax rates of (0.9%) and 22.2%, respectively. The effective tax rate for the nine months ended June 30, 2019 differs from the federal statutory rate of 21.0% due to federal research and development tax credits, a federal tax benefit from foreign-derived royalty income, and tax deductions from employee stock award-related activity during the year, all of which reduced the effective tax rate below the federal rate. The effective tax rate for the nine months ended June 30, 2018 differed from the blended federal statutory rate of 24.5% due to federal research and development tax credits and tax deductions from employee stock-award related activity during 2018. The effective tax rate also includes a revaluation adjustment against deferred tax assets of ($3,859) due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS, which was paid in September 2018, the amount of which was immaterial to the financial statements. The Company is in the process of finalizing the completion of the IRS audit. During October 2018, the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had an unrecognized tax benefit of $1,865 and $1,792 as of June 30, 2019 and September 30, 2018, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.
11.	Commitments and Contingencies

Leases

The Company has two leases for office and laboratory space located in Watertown, Massachusetts that expire in September 2022 and August 2024. Free rent and payment escalations specified in the lease agreements are accrued such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company recorded rent expense of $1,869 and $1,519 for the nine months ended June 30, 2019 and 2018, respectively.

In connection with one of the leases, the Company has an outstanding letter of credit in the amount of $608 as of June 30, 2019 and September 30, 2018, collateralized by a money market account.  As of June 30, 2019 and September 30, 2018, the Company classified the $608 related to the money market account as long-term restricted cash.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2019.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s newest direct-acting antiviral (DAA) combination and marketed under the tradenames MAVYRET™ (U.S.) or MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are currently focused on the following disease targets:

•

respiratory syncytial virus, or RSV, infection is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur each year in adults over the age of 65;

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

We had $389.2 million in cash and marketable securities at June 30, 2019. We expect our existing financial resources and cash flows from continuing royalties on our HCV products will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV and HBV, and in liver disease (non-virology), namely NASH and PBC:

•

RSV: We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have tested it as our first clinical candidate for RSV. EDP-938 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA).

o	In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV.
o

Data from this study demonstrated that EDP-938 achieved a high statistically significant reduction (p=<0.001) both in viral load and in resolution of clinical symptoms compared to placebo. In addition, the study showed that mean trough levels of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells.

o

Overall, EDP-938 was generally well tolerated in the study and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-938.

o

Our next step in the RSV program is to initiate our first Phase 2b study of EDP-938, which will be in adult outpatients with RSV infection. Our goal is to initiate this next study before the end of calendar 2019.

o

We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

•

NASH and PBC: We are working on compounds that selectively bind to and activate the farnesoid X receptor, or FXR. We plan to develop these compounds, referred to as FXR agonists, for use in the treatment of NASH and PBC, both of which are liver diseases with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a new class of FXR agonists designed to take advantage of increased binding interactions with the receptor. We believe this class is significantly different from other FXR agonists in clinical development.

o

We have two ongoing Phase 2 clinical studies of EDP-305, one known as ARGON-1, in NASH patients, and the other, known as INTREPID, in PBC patients. In March 2019 we completed enrollment in the ARGON-1 study. Given the 12-week treatment duration in the study protocol, we expect top-line data by the end of the third quarter of calendar 2019. Enrollment in the INTREPID study is ongoing and is expected to continue into calendar 2020.

o	EDP-305 has been granted Fast Track designation by the FDA for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o

In addition, we are pursuing research in other classes of FXR agonists as well as other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination therapies for NASH.

•

HBV: In July 2019, we announced initiation of a Phase 1a/1b clinical study of EDP-514, our lead core inhibitor for the treatment of hepatitis B virus (HBV), which has also been granted Fast Track designation by the FDA.

o

The randomized, double-blind, placebo-controlled Phase 1a/1b study is designed to evaluate first the safety, tolerability and pharmacokinetics (PK) of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects, and then the antiviral activity of EDP-514 in nucleos(t)ide-reverse-transcriptase (NUC)-suppressed patients with chronic HBV infection.  The study will enroll approximately 98 subjects and is designed to evaluate up to 6 dose cohorts, with EDP-514 administered orally, once daily.  Following the completion of the SAD and MAD portion, the study will evaluate NUC-suppressed patients with chronic HBV infection in order to obtain safety, PK and antiviral data in that population.

o

EDP-514 was selected from our lead class of HBV compounds that are characterized by potent antiviral activity.  In vitro, they are capable of preventing the establishment of cccDNA, are pan-genotypic, are active against known nucleos(t)ide resistant mutants, and are additive to synergistic with nucleoside analogs and other core inhibitors.  Members of this class have also demonstrated excellent reductions in HBV titers in a chimeric mouse model with human liver cells.

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

The following table summarizes our product development pipeline in our liver disease and virology programs:

PRODUCT CANDIDATE		DISCOVERY	PRECLIN	PHASE 1	PHASE 2	PHASE 3	MARKET	STATUS
HCV	Protease Inhibitor	glecaprevir-containing combo* (MAVYRET™)						Pan-genotypic: Marketed by AbbVie
RSV	N-protein Inhibitor	EDP-938						Phase 2
NASH	FXR Agonist	EDP-305						Phase 2 "ARGON-1" study
PBC	FXR Agonist	EDP-305						Phase 2 "INTREPID" study
HBV	Core Inhibitor	EDP-514						Phase 1
NASH	FXR Agonist follow-on							Preclinical
NASH	Undisclosed							Preclinical

*Fixed-dose combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed as MAVYRET (U.S.) and MAVIRET (ex-U.S.), it replaces VIEKIRA PAK (no longer sold in the U.S.) and VIEKIRAX (sold primarily in select jurisdictions where MAVIRET is not yet approved).

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In fiscal 2018, we initiated two Phase 2 studies of EDP-305, one in PBC patients, known as the INTREPID study, and one in NASH patients, known as the ARGON-1 study. We also initiated a Phase 2a clinical study of our lead RSV candidate, EDP-938, the topline results of which were reported in June 2019. In July 2019, we announced initiation of a Phase 1a/1b study of EDP-514 for the treatment of HBV. As a result of these efforts as well as efforts to advance other compounds into preclinical development, we expect to incur substantially greater expenses in fiscal 2019 as we continue to advance our RSV, NASH/PBC and HBV programs.

We are now funding our operations through payments received under our collaboration agreement with AbbVie. Our revenue from our collaboration agreement has resulted in our reporting net income in each of our past nine fiscal years. Our revenue is primarily dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.

AbbVie’s MAVYRET/MAVIRET regimen, which in the majority of chronic HCV patients only requires 8 weeks of treatment compared to 12 weeks with other HCV regimens, has become the leading HCV treatment in the U.S. and in several other market geographies in developed countries where it is approved. However, the market for HCV therapies remains very dynamic in several jurisdictions and we cannot predict how that market will continue to evolve.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue and the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in future periods.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. For the periods shown below, substantially all our royalty revenues are now derived from sales of MAVYRET/MAVIRET, which has replaced AbbVie’s first HCV regimens in all its major HCV markets.

The following table is a summary of revenue recognized from our collaboration agreement for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$44,367	$57,262	$153,884	$124,420
Milestones	—	—	—	15,000
Total revenue	$44,367	$57,262	$153,884	$139,420

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$34,461	$28,487	$103,494	$67,933
General and administrative	6,151	6,135	20,083	$17,611
Total operating expenses	$40,612	$34,622	$123,577	$85,544

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

We expect that general and administrative expenses will increase in the future primarily due to the ongoing expansion of our operating activities in support of our own research and development programs, as well as potential additional costs associated with operating a growing publicly traded company.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Revenue	$44,367	$57,262
Research and development	34,461	28,487
General and administrative	6,151	6,135
Other income, net	2,415	1,338
Income tax (expense) benefit	866	(3,690)

Revenue

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$44,367	$57,262
Total revenue	$44,367	$57,262

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

We recognized revenue of $44.4 million during the three months ended June 30, 2019 as compared to $57.3 million during the three months ended June 30, 2018. AbbVie has reported that its HCV net sales decreased during the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to lower HCV net sales in select international markets. Overall, the lower net sales reported thus far in the 2019 period are consistent with AbbVie’s updated guidance for the full calendar year that its HCV sales will approach $3.1 billion as compared to the reported full calendar year 2018 HCV sales of $3.6 billion. Our royalty rate on those sales continues to increase throughout the calendar year because the calculation of royalties earned resets at the lowest royalty tier at the beginning of each calendar year. For the quarter ended June 30, 2019, our blended royalty rate of approximately 12% reflected the first three royalty tiers under our collaboration of 10%, 12% and 14%.

Research and development expenses

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
R&D programs:
Liver disease	$16,599	$16,578
Virology	17,838	11,884
Other	24	25
Total research and development expenses	$34,461	$28,487

Research and development expense increased by $6.0 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily due to the progression of clinical activities in our liver disease and virology programs. We have ongoing expenses related to our Phase 2 studies (two for EDP-305 and one for EDP-938) that were initiated during 2018. In addition, we recently initiated a Phase 1a/1b study in HBV of EDP-514. Increases in our research and development expenses, which were driven by an increase in headcount and external costs for clinical activities to support these programs, are expected to continue to increase as our wholly-owned programs advance.

General and administrative expenses

General and administrative expenses remained relatively flat quarter over quarter.

Other income, net

Other income, net, increased $1.1 million for the three months ended June 30, 2019 as compared to the same period in 2018 due to an increase in interest income due primarily to changes in interest rates for the period ended June 30, 2019 as compared to the same period in 2018 as well as an increase in the marketable securities balance year over year.

Income tax (expense) benefit

For the three months ended June 30, 2019 and 2018, we recorded an income tax benefit of $0.9 million and income tax (expense) ($3.7) million, respectively. The income tax benefit for the three months ended June 30, 2019 was driven by a federal income tax benefit from foreign-derived royalty income. Income tax expense for 2018 was driven by our pre-tax income for the quarter and partially offset by employee stock award-related activity during the quarter.

Comparison of the Nine Months Ended June 30, 2019 and 2018

	Nine Months Ended
	June 30,
	2019	2018
	(in thousands)
Revenue	$153,884	$139,420
Research and development	103,494	67,933
General and administrative	20,083	17,611
Other income, net	6,545	3,364
Income tax (expense) benefit	340	(12,704)

Revenue

	Nine Months Ended
	June 30,
	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$153,884	$124,420
Milestones	—	$15,000
Total revenue	$153,884	$139,420

We recognized revenue of $153.9 million during the nine months ended June 30, 2019 as compared to $139.4 million during the same period in 2018. During the nine months ended June 30, 2019, substantially all of our revenue consisted of royalties earned on the portion of AbbVie’s net sales of MAVYRET/MAVIRET which carries a higher sales allocation for royalty calculation purposes. During the nine months ended June 30, 2018, revenue consisted of a $15.0 million milestone earned upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan, as well as royalties earned on the portion of AbbVie’s net sales of its HCV treatment regimens allocable to glecaprevir or paritaprevir.

Research and development expenses

	Nine Months Ended
	June 30,
	2019	2018
	(in thousands)
R&D programs:
Liver disease	$52,317	$39,547
Virology	51,031	28,292
Other	146	94
Total research and development expenses	$103,494	$67,933

Research and development expense increased by $35.6 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily due to the progression of clinical activities in our liver disease and virology programs. We have ongoing expenses related to our Phase 2 studies (two for EDP-305 and one for EDP-938) that were initiated during 2018. In addition, we recently initiated Phase 1a/1b study in HBV of EDP-514. Increases in our research and development expenses, which were driven by an increase in headcount and external costs for clinical activities to support these programs, are expected to continue to increase as our wholly-owned programs advance.

General and administrative expenses

General and administrative increased $2.5 million for the nine months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in compensation expense.

Other income, net

Other income, net, increased $3.2 for the nine months ended June 30, 2019 as compared to the same period in 2018 due to an increase in interest income due primarily to changes in interest rates for the period ended June 30, 2019 as compared to the same period in 2018 as well as an increase in the marketable securities balance year over year.

Income tax (expense) benefit

For the nine months ended June 30, 2019 and 2018 we recorded an income tax benefit of $0.3 million and income tax (expense) of $(12.7) million, respectively. The income tax benefit for the nine months ended June 30, 2019, despite reporting pre-tax income for the year-to-date period, was driven primarily by a federal tax benefit from foreign-derived royalty income, federal research and development tax credits and federal tax deductions for employee stock award-related activity during the year. During the nine months ended June 30, 2018, our income tax expense was driven primarily by our increased pre-tax income and partially offset by federal research and development tax credits and federal tax deductions for employee stock award-related activity during the year. Income tax expense for 2018 also included a revaluation adjustment against deferred tax assets of $(3.8) million due to a decrease in the federal corporate income tax rate as enacted under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

Liquidity and Capital Resources

At June 30, 2019, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $389.2 million.

The following table shows a summary of our cash flows for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$62,873	$879
Investing activities	(34,456)	(27,453)
Financing activities	1,887	3,376
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,304	$(23,198)

Net cash provided by operating activities

The increase in cash provided by operating activities of $62.0 million for the nine months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by an $84.0 million increase in cash received under our AbbVie agreement year over year. This increase was driven by royalties earned on net sales of MAVYRET/MAVIRET and was partially offset by increased research and development expenses due to the advancement of our research programs as well as the timing of vendor invoicing and payments.

Net cash used in investing activities

The increase in cash used in investing activities of $7.0 million for the nine months ended June 30, 2019 as compared to the same period in 2018 was driven by the timing of purchases, sales and maturities of marketable securities as well as increased capital expenditures associated with the buildout of additional space at our Watertown, MA facilities in 2019.

Net cash provided by financing activities

The decrease in net cash provided by financing activities of $1.5 million for the nine months ended June 30, 2019 as compared to the same period in 2018 was driven by an increase in withholding taxes paid to settle restricted stock unit awards as a result of the increase in stock price year over year.

Funding requirements

As of June 30, 2019, we had $389.2 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2018 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended June 30, 2019.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $389.2 million at June 30, 2019 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds.  Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of June 30, 2019.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

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
•

may not compete successfully with its MAVYRET/MAVIRET regimen against other products and therapies for HCV, including competition for exclusive arrangements with third-party payers and governmental entities as well as price competition;

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

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payers may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for this regimen and our royalty revenue derived from its sales.

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and has also signaled its intent to submit U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Genfit, Madrigal and Tobira (Allergan). In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Akero, Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Cirius, Cymabay, Galectin, Galmed, Gilead, GlaxoSmithKline, Immuron, Inventiva, Ionis, Lipocine, Medicinova, Metacrine, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Second Genome, Viking and Zydus. For PBC, in May 2016, the FDA granted conditional approval for Intercept’s FXR agonist, OCA for the treatment of PBC in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, several other companies are conducting advanced trials in PBC, including Cymabay (Phase 3) and Genfit (Phase 2 completed). A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH, PBC and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

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

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric settings. Ark Biosciences, Johnson & Johnson, Pulmocide and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

Changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates may cause our results of operations to fluctuate from period to period, which may result in operating losses.

As discussed above, our principal source of revenue continues to be our royalty revenue earned under the AbbVie collaboration agreement.  There is uncertainty regarding this future revenue stream given the competitive nature of the market for HCV therapies, which reflects price competition, the changing nature of payer contracts of AbbVie and others, and the varying rates of reimbursement in different countries. Changes in royalty revenue earned under the AbbVie collaboration agreement, including those that occur from period to period due to the annually tiered structure of our royalties, may cause our revenues and operating results to fluctuate significantly from quarter to quarter and could have an adverse effect on our stock price.

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations (CROs) at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. It is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2013 and through July 30, 2019, the price of our common stock on the NASDAQ Global Select Market has ranged from $16.18 to $127.77. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of June 30, 2019 of $84.38 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $22.8 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2019, we had 19.7 million shares of common stock outstanding. In addition, as of June 30, 2019, 3.0 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101 104

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

						X X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 9, 2019

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)