Form 10-K
period 2019-09-30
ENANTA PHARMACEUTICALS INC
filed 2019-11-27
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2019, based on the last reported sale price of the registrant’s common stock of $95.52 per share was $1,407,874,725. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2019 was 19,725,505 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders scheduled to be held on February 26, 2020, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2019 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET®, MAVIRET™, VIEKIRA PAK™, TECHNIVIE™, VIEKIRAX™, VIEKIRA XR™ and, EXVIERA™ are trademarks of AbbVie, Inc.

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

For the year ended September 30, 2019

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second protease inhibitor discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (DAA) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets with the following compounds in clinical development:

•

EDP-938, for respiratory syncytial virus, or RSV, infection, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur each year in adults over the age of 65;

•

EDP-305, for non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone); and

•	EDP-514, for hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had approximately $400 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2019. In fiscal 2019, we earned $205.2 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect our existing financial resources and cash flows from continuing AbbVie royalties will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV and HBV, and in liver disease (non-virology), namely NASH and PBC:

•

RSV: We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have tested it as our first clinical candidate for RSV. EDP-938, which has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA), is the only N-protein inhibitor in clinical development.

o	In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV.
o

Data from this study demonstrated that EDP-938 achieved a highly statistically significant reduction (p=<0.001) both in viral load and in resolution of clinical symptoms compared to placebo. In addition, the study showed that mean trough levels of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells. During October 2019 as part of IDWeekTM, the Company presented additional results of the RSV quantitative viral culture assay (Log10 plaque forming units/mL) which demonstrated highly statistically significant (p<0.001) reductions in RSV viral load area under the curve (AUC) of 82.53% and 77.43%, in the QD (once a day) and BID (twice a day) arms, respectively, compared to the placebo arm and without a significant difference between the dosing groups. Additionally, there were highly statistically significant reductions (p<0.001) in RSV-associated nasal mucus production (mucus weight) of 72.06% and 77.67% in the QD and BID arms, respectively, compared to placebo and without a significant difference between the dosing groups.

o

Overall, EDP-938 was generally well tolerated in the study and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-938.

o

In November 2019, we initiated our first Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral (DAA) therapy. At the same time, we are preparing to conduct further studies in targeted patient populations such as the immune-compromised, the elderly and pediatric populations. If we are able to complete the RSVP study in one RSV season in North America, topline data could be announced in the third quarter of calendar 2020.

o

We believe EDP-938 is differentiated from fusion inhibitors currently in development for RSV because N-protein inhibitors directly target the viral replication process of RSV and have demonstrated high barriers to resistance against RSV in vitro.

•

NASH: We are working on compounds, referred to as FXR agonists, that selectively bind to and activate the farnesoid X receptor, or FXR.  FXR agonists have shown efficacy in NASH and we believe that this mechanism has promise as an important component in potential combination therapies for NASH. We have EDP-305 ready for a Phase 2b study and we have identified a follow-on compound, EDP-297, to initiate clinical development in mid-calendar 2020. We plan to develop at least one of these compounds primarily for use in combination treatments of NASH, a liver disease with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a class of FXR agonists designed to take advantage of increased binding interactions with this receptor.

o

In September 2019, we announced results of our ARGON-1 study, a 12-week, randomized, double-blind, placebo-controlled Phase 2a study evaluating the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in a NASH population. The primary objectives of the study were to evaluate change in ALT levels at week 12 and to evaluate the safety and tolerability of EDP-305. Key secondary objectives included change in liver fat content by MRI-PDFF, change in lipids, and pharmacokinetics and pharmacodynamic parameters, including C4 and FGF19.

▪

The study’s primary endpoint was achieved with a statistically significant ALT reduction of 28 U/L in the EDP-305 2.5mg arm versus 15 U/L in the placebo arm at week 12 (p=0.049). There was also a statistically significant reduction in liver fat content with EDP-305 at the 2.5mg dose as measured by MRI-PDFF (p<0.001). The 1.0 mg arm showed non-statistically-significant numerical trends in reduction of these biomarkers.

▪	EDP-305 exhibited strong target engagement as shown by reductions in C4 and increases in FGF-19 and ALP. A robust GGT reduction was also observed.
▪

Overall, EDP-305 was generally safe, with the majority of treatment-emergent adverse events (TEAEs) being mild to moderate. The most common (≥5%) TEAEs included pruritus, gastro-intestinal (GI) related symptoms (nausea, vomiting, diarrhea), headache, and dizziness.

▪

As for tolerability of EDP-305 in this 12-week Phase 2a study, pruritus was present in approximately 51% of the subjects in the 2.5mg arm compared to less than 10% in the 1mg arm, with the majority being mild or moderate in severity. The incidence of treatment discontinuation due to pruritus was 1.8% for the 1mg dose and 20.8% for the 2.5mg dose, with all the discontinuations in the 2.5mg arm being due to moderate pruritus.

▪	Treatment with EDP-305 was associated with small absolute changes in lipids.

o

In the second quarter of calendar 2020, we plan to initiate a 72-week Phase 2b study, named ARGON-2, with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo. The study will include an interim analysis to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms for NASH.

o	Additionally, in November 2019, we identified EDP-297 as our follow-on FXR development candidate, for which we expect to initiate Phase 1 development in mid-calendar 2020.
▪

Preclinical data on EDP-297 reveal a profile that delivers high target-tissue distribution along with greater potency than that published on any FXR agonist in clinical development today. In preclinical models, EDP-297 delivered the drug preferentially to tissues with FXR receptors (e.g. liver and intestine), while minimizing drug levels in plasma. We believe that having a highly potent FXR agonist may allow for lower effective doses and reduced drug levels at non-targeted tissues, thereby potentially reducing pruritis if it is an off-target effect.

o

We also have an ongoing Phase 2a study, named INTREPID, to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with Primary Biliary Cholangitis, or PBC, a chronic liver disease that slowly destroys bile ducts in the liver.

▪

In September 2019, we announced that we had determined, based on preliminary data, that the INTREPID study had achieved sufficient enrollment to allow us to make an informed decision about EDP-305 development for the treatment of PBC. We expect to have data from this study in the second quarter of calendar 2020.

o	EDP-305 has been granted Fast Track designation by the FDA for the treatment of NASH patients with liver fibrosis and separately for the treatment of PBC.
o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination therapies for NASH.
•

HBV: In July 2019, we announced initiation of a Phase 1a/1b clinical study of EDP-514, our lead core inhibitor for the treatment of hepatitis B virus (HBV), which has also been granted Fast Track designation by the FDA.

o

The randomized, double-blind, placebo-controlled Phase 1a/1b study is designed to evaluate first the safety, tolerability and pharmacokinetics (PK) of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects, and then the antiviral activity of EDP-514 in nucleos(t)ide-reverse-transcriptase (NUC)-suppressed patients with chronic HBV infection.  The completion of the SAD and MAD part of the study is targeted for the first quarter of calendar 2020, when we will initiate Part 2 of the study to evaluate NUC-suppressed patients. We are also planning a separate Phase 1b study in viremic patients with chronic HBV infection, which we plan to initiate in the second quarter of calendar 2020.

o

EDP-514 was selected from our lead class of HBV compounds that are characterized by potent antiviral activity. In vitro, these compounds are capable of preventing the establishment of cccDNA, are pan-genotypic, are active against known nucleos(t)ide resistant mutants, and are additive to synergistic with nucleoside analogs and other core inhibitors. Members of this class have also demonstrated excellent reductions in HBV titers in a chimeric mouse model with human liver cells.

o

In addition, we are also seeking patent protection and conducting preclinical experiments with compounds we have discovered that use other mechanisms to target HBV. We believe that it may be necessary to utilize more than one compound/mechanism for the treatment of HBV and therefore we are pursuing multiple approaches.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, in our areas of focus as well as in other areas.

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have discovered and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets.

•

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET. This regimen is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets, and MAVYRET/MAVIRET remains the only 8-week pangenotypic HCV treatment.

•

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET (see Note 7 in Notes to Consolidated Financial Statements). These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, and the annual royalty tiers return to the lowest tier for sales on and after each January 1.

Our Strategy

Our primary objective is to become a leader in the field of viral infections and liver diseases in order to provide new treatments for patients with unmet medical needs. Our principal focus is on antiviral targets for viruses such as RSV and HBV, as well as liver diseases such as NASH. Our strategy includes the following key elements:

•

Develop novel treatment options for RSV, NASH, and HBV. We have potential candidates in clinical development for our research programs in the diseases of RSV, NASH and HBV, which are therapeutic areas that have attracted research and development efforts of many competitors. We believe each of these diseases represents a substantial medical need for an effective, or more effective, treatment. In 2020 our lead compounds in RSV and NASH will be in Phase 2 studies and our lead HBV core inhibitor will be in two Phase 1b studies in chronic HBV patients. We expect these studies will provide us important data regarding the prospects of each of these three compounds, including in the case of NASH, both the first and second interim analyses planned for the ARGON-2 study.

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

•

Invest in research and development of additional product candidates in RSV, NASH and HBV. We are continuing to invest significant resources in our RSV, NASH and HBV research programs in an effort to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in these disease areas. We may clinically explore other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.

•

Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. We expect our existing financial resources and future royalty payments from our AbbVie collaboration will provide us substantial resources to fund our research and development programs for the foreseeable future. These resources will allow us to continue to advance compounds in clinical development as well as to progress the most promising candidates at least through proof-of-concept trials and for further development as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults. Estimates suggest that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and a similar number of hospitalizations in these regions occur each year in adults over the age of 65. In one large U.S.-based study, RSV infection in children was associated with 20% of hospitalizations, 18% of emergency department visits, and 15% of pediatric office visits for acute respiratory infections in the November-April timeframe. There are currently no safe and effective therapies for already established RSV infection.

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

Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson, and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

EDP-938 and Our Approach to the Treatment of RSV

While a number of companies are developing potential approaches geared towards the F protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on other mechanisms, such as the N-protein pathway, that targets the replication process of RSV. It is possible that N-protein inhibitors may also be effective treatments at later stages of infection. To our knowledge, we are currently the only company with an N inhibitor in clinical development.

Through our internal chemistry efforts, we identified our lead clinical candidate, EDP-938. During preclinical studies, EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

During fiscal 2018, we initiated and completed a Phase 1 clinical study of EDP-938. On November 1, 2018, we presented full Phase 1 data at the 11th International Respiratory Syncytial Virus Symposium. The Phase 1, randomized, double-blind, placebo (PBO)-controlled, first-in-human study was conducted to evaluate the safety, tolerability, and pharmacokinetics (PK) and food effect of EDP-938 in healthy subjects. Overall, no safety concerns were reported in 68 healthy subjects receiving a broad range of single and multiple doses of EDP-938. Headache was the most frequently reported AE during the SAD and MAD phases. There were no SAEs, and AEs were of mild intensity, with none leading to study drug discontinuation. EDP-938 was rapidly absorbed and exposure increased with increasing single and multiple dosing, resulting in a PK profile suitable for once or twice daily oral dosing regardless of food. In the MAD phase, half-life ranged from 12.9 to 17.6 hours, and at doses comparable to those under study in the Phase 2a trial, and mean trough levels were approximately 30x higher than the EC90 of EDP-938 against RSV-infected human cells.

Based on the results above, we initiated a Phase 2a challenge study of EDP-938 in October 2018. This study was a randomized, double-blind, placebo-controlled, human challenge study of 115 healthy adult subjects that were randomized into 1 of 2 dosing arms or a placebo arm and received either a once-daily (QD) 600 mg dose, a single 500 mg loading dose (LD) followed by a 300 mg twice daily (BID) dose, or placebo, for 5 days. Data from this study demonstrated that EDP-938 achieved a highly statistically significant reductions (p=<0.001) in RSV viral load (by both qRT-PCR and plaque assays), total symptom scores and mucus weights compared to placebo. In addition, the study showed that mean trough levels of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells.

Based on these results, in November 2019 we initiated our first Phase 2b study of EDP-938, which is being conducted in adult outpatients with RSV infection. This study, known as RSVP, is designed to provide further information about EDP-938 in a community-acquired RSV adult population and to better understand the feasibility of DAA therapy in an outpatient setting. We are planning to conduct future studies of EDP-938 in pediatric populations, as well as immune-compromised and other adult populations where RSV morbidity is significant.

The RSVP study is a randomized, double-blind, placebo-controlled study that is designed to enroll approximately 70 subjects, up to the age of 75 years, randomized to receive either 800 mg of EDP 938 or placebo for 5 days. The primary objective of the study is to evaluate the effect of EDP-938 on the progression of RSV infection by assessment of clinical symptoms measured over the course of the 14-day study observation period. Antiviral efficacy will be evaluated as a key secondary endpoint.

Depending upon the severity of the RSV season in North America and the rate of enrollment, our goal is to complete the RSVP study in one season and topline data could be announced in the third quarter of calendar 2020. If needed, however, we have plans to continue the study in the southern hemisphere where RSV infection occurs later in the year.

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

Stages of Liver Injury

According to the World Gastroenterology Organization Global Guidelines 2014, NASH is an increasingly common chronic liver disease with worldwide distribution that is closely associated with diabetes and obesity, which have both reached epidemic proportions. It is estimated that NASH is estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone). NASH and NAFLD are now considered the number one cause of liver disease in Western countries.

Currently, there are no approved treatments for NASH. While patients presenting with NASH are counseled on lifestyle modifications, new effective treatments are urgently needed, particularly in the setting of advanced fibrosis and cirrhosis. We expect significant competition from other companies in the development of treatments for NASH and related conditions. Intercept Pharmaceuticals has completed a Phase 3 trial of OCALIVA® (obeticholic acid), or OCA, in NASH and has submitted regulatory filings in the U.S. for approval of OCA in NASH and plans to submit European regulatory filings by the end of 2019. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Allergan, Galmed, Genfit and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Akero, Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Cirius, Cymabay, Galectin, , Gilead, GlaxoSmithKline, Immuron, Inventiva, Ionis, Lipocine, Medicinova, Metacrine, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Poxel, Second Genome, Viking and Zydus.

Primary biliary cholangitis (formerly known as primary biliary cirrhosis), or PBC, is a chronic, or long-term, disease of the liver that slowly destroys the medium-sized bile ducts within the liver. Bile is a digestive liquid that is made in the liver. It travels through the bile ducts to the small intestine, where it helps digest fats and absorb fatty vitamins. In patients with PBC, the bile ducts are destroyed by inflammation. This causes bile to remain in the liver, where gradual injury damages liver cells and causes cirrhosis, or scarring of the liver. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function, leading to potential liver failure, liver transplantation or hepatocellular carcinoma. PBC is a relatively rare disease (affecting an estimated 17,000 individuals in the U.S. and is 10 times more common in women than in men).

Agonists of the farnesoid X receptor, referred to as FXR agonists, have shown promising activity in many preclinical models of liver disease. One FXR agonist, OCA, which was approved by the FDA in May 2016 for the treatment of PBC, has already demonstrated favorable clinical results in NASH. We believe that new FXR agonists may provide therapeutic benefit in NASH with advantages over OCA in terms of better efficacy, better tolerability or better safety or one or more of those advantages.

Scientific Background

FXR is a nuclear hormone receptor that functions to modulate gene expression in response to various metabolic stimuli. FXRs are expressed at high levels in the liver and intestine. Bile acids have been identified as important physiological ligands for FXRs, able to bind and activate the receptor. The downstream gene modulation resulting from bile acid engagement of FXRs not only contribute to the regulation of bile acid synthesis and metabolism, but is also involved in a number of other metabolic processes, in particular lipid metabolism. More recently, it has been discovered that bile acids, via FXR, are able to promote insulin sensitivity and decrease lipid synthesis in the liver. In addition, studies have shown that bile acid-dependent FXR activation is able to provide beneficial effects on fibrosis in the liver as well. For these reasons, FXR is considered to be a viable target for NASH. Phase 3 data with OCA, a synthetic analog of natural bile acids known to activate FXR, demonstrated efficacy in biopsy-confirmed NASH patients. In PBC, improved outcomes would be expected due to the reduction of bile acid synthesis by activation of FXR. OCA demonstrated efficacy in a Phase 3 trial in PBC, which was the basis for its conditional approval in the U.S. in May 2016 for the treatment of PBC in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA.

EDP-305 and Our Approach to the Treatment of NASH and PBC

Even though there has been clinical validation demonstrated by the FXR agonist, OCA, we believe that there is an opportunity for the development of a treatment that shows improvements in potency and efficacy and reductions in potential safety liabilities for the treatment of NASH and PBC. Using our strong chemistry capabilities, we have undertaken the discovery and development of new FXR agonists that we believe may provide improvements over the FXR agonists currently in advanced clinical development.

EDP-305, our lead FXR agonist candidate, represents a class of FXR agonists that has been designed to take advantage of increased binding interactions with the receptor. Further, this non-bile acid class contains steroidal and non-steroidal components and does not contain the carboxylic acid group that can lead to the formation of taurine and glycine conjugates normally associated with bile acids, which may also be present in other classes of FXR agonists.

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

Based on the results of the Phase 1 study, we initiated two Phase 2 dose-ranging studies in fiscal 2018 –one in NASH patients, known as ARGON-1, and one in PBC patients, known as INTREPID. Both studies were 12-week, dose ranging, randomized, double-blind, placebo-controlled trials. A new tablet formulation was utilized in these

Phase 2 studies at strengths of 1 mg and 2.5 mg (tablet formulation yields ~ 2X greater exposure than the suspension formulation used in the Phase 1 study).

The primary objectives of the ARGON-1 study were to evaluate change in ALT levels at week 12 and to evaluate the safety and tolerability of EDP-305 in a NASH population. Key secondary objectives included change in liver fat content by MRI-PDFF, change in lipids, and pharmacokinetics, and pharmacodynamic parameters, including C4 and FGF19.

The study’s primary endpoint was achieved with a statistically significant ALT reduction of 28 U/L in the EDP-305 2.5mg arm versus 15 U/L in the placebo arm at week 12 (p=0.049).  There was also a statistically significant reduction in liver fat content with EDP-305 at the 2.5mg dose as measured by MRI-PDFF (p<0.001). Forty-five percent of subjects were MRI-PDFF responders (i.e. ≥30% fat reduction).

EDP-305 exhibited strong target engagement as shown by reductions in C4 and increases in FGF-19 and ALP. A robust GGT reduction was also observed, with decreases observed at both doses vs. placebo.

Overall, EDP-305 was generally safe, with the majority of treatment-emergent adverse events (TEAEs) being mild to moderate. The most common (≥5%) TEAEs included pruritus, gastro-intestinal (GI) related symptoms (nausea,vomiting, diarrhea), headache and dizziness. A consistent safety profile has been observed across more than 400 subjects exposed to EDP-305 across all studies to date.

As for tolerability of EDP-305 in this 12-week Phase 2a study, pruritus was present in approximately 51% of the subjects in the 2.5mg arm compared to less than 10% in the 1mg arm, with the majority being mild or moderate in severity. The incidence of treatment discontinuation due to pruritus was 1.8% for 1mg and 20.8% for 2.5mg, with all the discontinuations in the 2.5mg arm being due to moderate pruritus.

Treatment with EDP-305 was associated with small absolute changes in LDL of 6 mg/dL, 5 mg/dL, and -4 mg/dL, with the 2.5mg dose, 1mg dose and placebo, respectively, and HDL.

We plan to initiate a 72-week Phase 2b study, named ARGON-2, in the second quarter of calendar 2020. ARGON-2 will be a randomized, double-blind, placebo-controlled study in approximately 340 subjects with biopsy-proven NASH. The primary endpoint of the study will be improvement of fibrosis without worsening of NASH and/or NASH resolution without worsening of fibrosis. Two doses of EDP-305 have been selected to provide strong target engagement, and a balanced profile in terms of efficacy and tolerability. We plan to use doses of 1.5 mg and 2.0 mg with the aim of demonstrating stronger biomarker signals of efficacy than seen at 1.0 mg and less pruritus than seen at 2.5 mg, which were the doses investigated in the ARGON-1 study. This study will include a 12-week interim analysis designed to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms in NASH.

In the case of the ongoing INTREPID study, the objectives are to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with PBC. In September 2019, we announced that we had determined, based on preliminary data, that this study had achieved sufficient enrollment to allow us to make an informed decision about EDP-305 development for the treatment of PBC. We expect to have data on this study in the second quarter of calendar 2020.

EDP-297, Follow-On FXR Agonist

We have identified EDP-297 as our follow-on FXR agonist candidate for NASH. Preclinical data on EDP-297 reveal a differentiated profile that delivers high target-tissue distribution, along with potency greater than that published on any FXR agonist in clinical development today. In preclinical models, EDP-297 delivered the drug preferentially to tissues with FXR receptors, namely liver and intestine, while minimizing drug levels in plasma and skin. We believe that having a highly potent and highly targeted FXR agonist like EDP-297 may allow for lower doses and reduced drug levels at non-targeted tissues, thereby potentially reducing pruritus if it is an off-target effect. We expect to initiate a Phase 1 study of EDP-297 in mid-calendar 2020 and plan to have data in the first half of calendar 2021.

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

Also, while past attempts at developing successful therapeutic vaccines have been unsuccessful, efforts continue to develop an effective HBV vaccine, using new vaccine technologies. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, GSK, Johnson & Johnson, Maxwell, Replicor, Roche, Spring Bank and Vir have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Dicerna, ENYO, Hepion and Transgene.

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

In 2019, we identified our first core inhibitor candidate, EDP-514, for which we initiated a Phase 1a/1b study in mid-2019. In addition, we are conducting preclinical experiments with other mechanisms that target HBV. Due to the complex nature of HBV infection, it is widely believed that combination therapy may be necessary to provide the optimal therapeutic approach for this disease.

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

An estimated 71 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. Approximately 399,000 people die every year from HCV-related liver diseases. The CDC currently estimates that approximately 2.4 million people in the United States are chronically infected with HCV, with an estimated 44,300 new infections in 2017, the most recent year for which the CDC has published data. We believe that the chronically infected population remains significantly untreated, even with the introduction of several new regimens beginning in 2013.

The approved treatments for HCV have provided significant benefit to HCV patients. To date, these treatments have cure rates approaching 100% in several subpopulations. Medical practice defines a “cure” as the point at which there is no quantifiable virus in a patient’s blood for a sustained period of time after cessation of therapy, which is often referred to as a sustained virologic response, or SVR. For AbbVie’s MAVYRET/MAVIRET regimen, the majority of chronic HCV patients only require 8 weeks of treatment compared to 12 weeks with other HCV regimens, including Gilead’s EPCLUSA® and HARVONI® in almost all HCV genotypes.

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to approximately $8 billion in 2018. Through the first nine months of calendar 2019, reported worldwide net sales were $4.9 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. After the regulatory approvals of MAVYRET and Gilead’s VOSEVI in 2017, Johnson & Johnson and Merck announced they had terminated their development of additional HCV treatments. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor.  This co-formulated combination, marketed under the tradenames MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of the hepatitis C virus. MAVYRET/MAVIRET is approved in the U.S., EU, Japan and numerous other countries globally as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

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

•

8 weeks for compensated cirrhosis: Based on data from AbbVie’s EXPEDITION-8 study, which demonstrated that with 8 weeks of MAVYRET treatment, 100 percent (n=273/273) of genotype 1, 2, 4, 5 and 6 patients achieved a sustained virologic response 8 weeks after treatment (SVR8) per protocol analysis. Based on this data and a second cohort of the study in genotype 3 (GT3) chronic HCV-infected patients, MAVYRET is now approved for all genotypes with compensated cirrhosis in the U.S.

Paritaprevir - The first protease inhibitor developed through our collaboration with AbbVie, paritaprevir, is part of AbbVie’s 3-DAA regimen approved for the treatment of genotype 1 and 4 HCV patients. This 3-DAA combination was sold as VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) in the U.S. from December 2014 to December 2018, and as VIEKIRAX®+EXVIERA® in most other jurisdictions, for non-cirrhotic patients and those with early stage, or compensated, cirrhosis. These regimens are in the process of being replaced by MAVYRET/MAVIRET in jurisdictions around the world wherever the latter is approved for use.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir with the second commercialized compound, glecaprevir, approved in 2017 and marketed under the tradenames MAVYRET® (U.S.) or MAVIRET™ (ex-U.S.). Under this collaboration we have received payments from AbbVie for license fees, proceeds from a sale of preferred stock, research funding payments and milestone payments totaling $396.0 million through September 30, 2019.

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $475.0 million through September 30, 2019. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

If AbbVie terminates the agreement for our uncured breach, the royalty payments payable by AbbVie may be reduced, the licenses granted to AbbVie will remain in place, we will be deemed to have granted AbbVie an exclusive license under our interest in joint intellectual property, AbbVie will continue to have the right to commercialize any covered products, and all rights and licenses granted to us by AbbVie will terminate.

Drug Discovery

We have internally discovered all of the compounds in our research and development programs. Our scientists have expertise in the areas of medicinal chemistry, molecular virology, pharmacology, and toxicology with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of virology and liver disease product candidates.

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

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development. We will not be able to compete successfully unless we are able to:

•	design and develop products that are superior to other products in the market;
•	attract qualified scientific, medical, regulatory, sales and marketing and commercial personnel;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals; or
•	collaborate with others in the development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety, or some combination of these factors, to overcome competition and to be commercially successful.

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched its own authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC, to be more competitive with MAVYRET/MAVIRET in managed Medicaid and Medicare Part D accounts. Then in March 2019, the state of Louisiana announced the selection of Asegua Therapeutics as their HCV subscription model pharmaceutical partner to reflect more closely the discounts that health insurers and government payers receive for the branded versions of Epclusa and Harvoni and to provide the state with unrestricted access to its direct-acting antiviral medication. Other competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors.

Competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s MAVYRET/MAVIRET obsolete or noncompetitive. This regimen will continue to face competition based on its price, reimbursement coverage, AbbVie’s marketing and sales capabilities, patent position, safety and effectiveness, and other factors. If any of AbbVie’s HCV regimens face competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e. Gilead and Asegua Therapeutics), the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. Intercept Pharmaceuticals has completed a Phase 3 trial of OCALIVA® in NASH and has submitted regulatory filings in the U.S. for approval of OCA in NASH and plans to submit European regulatory filings in calendar Q4 2019. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Allergan, Galmed, Genfit and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include Akero, Alberio, Astra-Zeneca, BMS, Boehringer Ingelheim, Can-Fite BioPharma, Cirius, Cymabay, Galectin, Gilead, GlaxoSmithKline, Immuron, Inventiva, Ionis, Lipocine, Medicinova, Metacrine, Northsea Therapeutics, Novartis, NGM, Novo Nordisk, Pfizer, Poxel, Second Genome, Viking and Zydus. For PBC, in May 2016, the FDA granted conditional approval for Intercept’s FXR agonist, OCA for the treatment of PBC in combination with first line therapy ursodeoxycholic acid (UDCA) in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. In addition, several other companies are conducting advanced trials in PBC, including Cymabay (Phase 3) and Genfit (Phase 2 completed). A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH, PBC and other cholestatic diseases. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, GSK, Johnson & Johnson, Maxwell, Replicor, Roche, Spring Bank and Vir have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Dicerna, ENYO, Hepion and Transgene.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson, and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

RSV, NASH, PBC and HBV Programs. Our patent portfolio directed to N-and L-protein inhibitors for RSV, FXR agonists and ASK-1 inhibitors for NASH, PBC and fibrosis, and core inhibitors for HBV includes pending U.S. patent applications as well as numerous foreign patent applications.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act (“ACA”), substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.

The comprehensive overhaul extended coverage to approximately 20 million previously uninsured Americans. Since its adoption, the ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which have affected existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act, as limited by the United States Supreme Court’s decision in June 2012:

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

More recently, President Trump and the Republicans in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. On December 14, 2018, a United States District Court judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation, or the Texas court challenge, may have on our product candidates or on AbbVie’s sales of MAVYRET/MAVIRET.

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

Research and Development

Our research and development expenses were $142.2 million, $94.9 million and $57.5 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

Manufacturing

We do not have our own manufacturing capabilities, except with respect to limited amounts of active pharmaceutical ingredients needed for preclinical development. To date, we have relied on third-party manufacturers, including manufacturers in China, for supply of active pharmaceutical ingredients and ingredients for use in clinical trials of our product candidates. We also expect that in the future we will rely on such manufacturers to produce commercial quantities of any product candidates that we commercialize ourselves. Manufacturing for paritaprevir and glecaprevir are conducted by AbbVie. Wherever possible, we seek to identify multiple suppliers for raw materials and key intermediaries to be used in our manufacturing process.

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

Our Corporate Information

We are a Delaware corporation, incorporated in 1995. Our principal executive offices are located at 500 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 607-0800. Our web site address is http://www.enanta.com.

Segment Information

We provide segment information in Note 2 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

As of September 30, 2019, we had 132 full-time employees, 65 of whom hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved even though in the U.S. it is priced well below the pricing of AbbVie’s first HCV regimens, and below that of its principal competitor, Gilead. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payers obtaining additional discounts or competitive market dynamics.  For example, the states of Louisiana and Washington have each announced efforts to negotiate a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead was awarded the contract in Louisiana and AbbVie was awarded the contract in Washington. It is unknown whether these programs or other programs that states may adopt could have an impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Arbutus, Assembly, Gilead, HEC, Ionis, Johnson & Johnson, Maxwell, Replicor, Roche and Spring Bank have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arrowhead, Contravir, Dicerna, ENYO, Transgene and Vir.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson, Pulmocide and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside of the U.S., is approved for infants considered at high risk for RSV infection; however studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

Our future capital requirements depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;

•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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

•	difficulty in recruiting suitable patients to participate in a trial,
•	seasonality and variations in incidents of infection year to year (e.g. RSV) affecting enrollment in clinical trials;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	adding new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;
•	changes in governmental or regulatory administration, including, for example, administrative delays due to the planned relocation of the EMA to the Netherlands;
•	changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, NASH, PBC or HBV;

•	difficulty in obtaining and maintaining adequate insurance coverage;
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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through September 30, 2019, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.1 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of September 30, 2019 of $60.08 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $12.1 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2019, we had 19.7 million shares of common stock outstanding. In addition, as of September 30, 2019, 3.0 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2019 and 2018:

	Fiscal 2019
	High	Low
First Quarter	$86.42	$64.09
Second Quarter	$106.80	$68.67
Third Quarter	$101.27	$80.52
Fourth Quarter	$89.25	$58.02

	Fiscal 2018
	High	Low
First Quarter	$59.88	$44.52
Second Quarter	$95.91	$52.39
Third Quarter	$122.43	$78.89
Fourth Quarter	$127.77	$81.24

As of November 1, 2019 there were 22 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2013 through September 30, 2019 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

We have derived the consolidated statements of operations data for the years ended September 30, 2019, 2018, and 2017 and the consolidated balance sheet data as of September 30, 2019 and 2018 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2016 and 2015 and the balance sheet data as of September 30, 2017, 2016 and 2015 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$205,197	$206,625	$102,814	$88,268	$160,880
Operating expenses:
Research and development	142,213	94,856	57,451	40,461	23,189
General and administrative	26,246	23,441	20,749	16,966	13,543
Total operating expenses	168,459	118,297	78,200	57,427	36,732

Income from operations	36,738	88,328	24,614	30,841	124,148
Other income (expense), net	8,819	4,793	2,333	1,719	1,307

Net income before income taxes	45,557	93,121	26,947	32,560	125,455
Income tax benefit (expense)	826	(21,165)	(9,237)	(10,894)	(46,463)
Net income	$46,383	$71,956	$17,710	$21,666	$78,992

Net income per share:
Basic	$2.37	$3.74	$0.93	$1.14	$4.23
Diluted	$2.21	$3.48	$0.91	$1.13	$4.09
Weighted average common shares outstanding:
Basic	19,584	19,255	19,066	18,929	18,673
Diluted	20,968	20,650	19,407	19,224	19,295

	As of September 30,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$400,249	$325,119	$293,707	$242,203	$209,443
Working capital	379,239	364,364	216,837	224,267	163,937
Total assets	489,829	414,227	326,637	281,277	246,013
Capital lease obligation	293	379	458	531	598
Warrant liability	—	—	807	1,251	1,276
Series 1 nonconvertible preferred stock	1,628	1,628	762	159	163
Total stockholders’ equity	462,492	393,679	301,676	269,936	236,157

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (DAA) combination treatment for HCV and marketed under the tradenames MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and our existing financial resources provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets with the following compounds in clinical development:

•

EDP-938, for respiratory syncytial virus, or RSV, infection, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur each year in adults over the age of 65;

•

EDP-305, for non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone); and

•	EDP-514, for hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect approximately 250 million individuals worldwide.

We had approximately $400 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2019. In fiscal 2019, we earned $205.2 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect our existing financial resources and cash flows from continuing AbbVie royalties will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV and HBV, and in liver disease (non-virology), namely NASH and PBC:

•

RSV: We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have tested it as our first clinical candidate for RSV. EDP-938, which has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA), is the only N-protein inhibitor in clinical development.

o	In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV.
o

In November 2019, we initiated our first Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral (DAA) therapy. At the same time, we are preparing to conduct further studies in targeted patient populations such as the immune-compromised, the elderly and pediatric populations. If we are able to complete the RSVP study in one RSV season in North America, topline data could be announced in the third quarter of calendar 2020.

•

NASH: We are working on compounds, referred to as FXR agonists, that selectively bind to and activate the farnesoid X receptor, or FXR.  FXR agonists have shown efficacy in NASH and we believe that this mechanism has promise as an important component in potential combination therapies for NASH. We have EDP-305 ready for a Phase 2b study and we have identified a follow-on compound, EDP-297, to initiate clinical development in mid-calendar 2020. We plan to develop at least one of these compounds primarily for use in combination treatments of NASH, a liver disease with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a class of FXR agonists designed to take advantage of increased binding interactions with this receptor.

o

In September 2019, we announced results of our ARGON-1 study, a 12-week, randomized, double-blind, placebo-controlled Phase 2a study evaluating the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in a NASH population.

o

In the second quarter of calendar 2020, we plan to initiate a 72-week Phase 2b study, named ARGON-2, with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo. The study will include interim analysis to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms for NASH.

o	Additionally, in November 2019, we identified EDP-297 as our follow-on FXR development candidate for which we expect to initiate Phase 1 development in mid-calendar 2020.
o

We also have an ongoing Phase 2a study, named INTREPID, to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with PBC. We expect to have data from this study in the second quarter of calendar 2020.

o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination with an FXR agonist or other therapies for NASH.
•	HBV: In July 2019, we announced initiation of a Phase 1a/1b clinical study of EDP-514, our lead core inhibitor for the treatment of hepatitis B virus (HBV).
o

The randomized, double-blind, placebo-controlled Phase 1a/1b study is designed to evaluate first the safety, tolerability and pharmacokinetics (PK) of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects, and then the antiviral activity of EDP-514 in nucleos(t)ide-reverse-transcriptase (NUC)-suppressed patients with chronic HBV infection.  The completion of the SAD and MAD part of the study is targeted for the first quarter of calendar 2020, when we will initiate Part 2 of the study to evaluate NUC-suppressed patients. We are also planning a separate Phase 1b study in viremic patients with chronic HBV infection, which we plan to initiate in the second quarter of calendar 2020.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, in our areas of focus as well as in other areas.

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have discovered and out-licensed to AbbVie the protease inhibitor compound glecaprevir that is part of AbbVie’s combination regimen for HCV currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) and referred to in this report as MAVYRET/MAVIRET. This regimen is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan and other jurisdictions where it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets, and MAVYRET/MAVIRET remains the only 8-week pangenotypic HCV treatment.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET (see Note 7 in Notes to Consolidated Financial Statements). These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, and the annual royalty tiers for each protease inhibitor product return to the lowest tier for sales on and after each January 1.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In 2019, we completed the ARGON-1 study of EDP-305 in NASH patients, and our INTREPID study in PBC patients is ongoing through calendar 2019 with an ARGON-2 study planned to begin in the second quarter of calendar 2020. We also expect to initiate a Phase 1 study of EDP-297, our FXR follow-on development candidate, in mid-calendar 2020. In our HBV program, we announced the initiation of a Phase 1a/1b study of EDP-514 for the treatment of HBV in July 2019. As a result of our clinical development program as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2020 than in 2019 as we continue to advance our RSV, NASH and HBV programs.

We are funding our operations primarily through our existing cash, cash equivalent, and short-term and long-term marketable securities as well as payments received under our collaboration agreement with AbbVie, which are dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue as well as the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in future periods.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. In our fiscal year ended September 30, 2017, we generated royalty revenue from AbbVie’s net sales allocable to paritaprevir, which was part of AbbVie’s initial treatment regimens for HCV approved in the U.S. in December 2014 and in the EU and dozens of other countries subsequently. Since then, AbbVie received approvals of its newest HCV regimen, MAVYRET/MAVIRET, in the U.S. and EU in the summer of 2017. Substantially all our royalty revenues are now derived from the MAVYRET/MAVIRET as this regimen generally has a shorter treatment duration (8-week treatment as approved in the EU, U.S. and Japan versus 12 weeks for paritaprevir and competitive regimens) and is pan-genotypic.

The following table is a summary of revenue recognized for the years ended September 30, 2019, 2018, and 2017:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
AbbVie agreement:
Royalties	$205,197	$191,625	$37,814
Milestones	—	15,000	65,000
Total revenue	$205,197	$206,625	$102,814

AbbVie Agreement

We currently receive annually tiered, double-digit royalties per protease inhibitor product on AbbVie’s net sales allocable to either of our collaboration’s protease inhibitor products. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. For detail regarding the royalty tiers under our AbbVie agreement, see Note 7 in Notes to Consolidated Financial Statements of this report which is incorporated herein by this reference.

Since all of our research performance obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the fiscal year ended September 30, 2018, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET™ in Japan. During the fiscal year ended September 30, 2017, we earned and recognized as revenue a total of $65.0 million in milestone payments upon approval of the MAVYRET/MAVIRET regimen in the U.S. and EU.

We expect all of our revenue in 2020 to be generated from our collaboration agreement with AbbVie.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2019, 2018, and 2017:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Research and development	$142,213	$94,856	$57,451
General and administrative	26,246	23,441	20,749
Total operating expenses	$168,459	$118,297	$78,200

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our research and development programs.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense and the change in fair value of our outstanding Series 1 nonconvertible preferred stock and, during the periods the Series 1 nonconvertible preferred stock warrants were outstanding, the change in fair value of our warrant liability. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Interest expense consists of interest expense related to our capital lease obligation. The change in fair value of our Series 1 nonconvertible preferred stock (and warrant liability when the warrants were outstanding) relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument. The change in fair value also includes the forfeiture of unexercised warrants which expired on October 4, 2017.

Income Tax Expense

Income tax expense for the years ended September 30, 2019, 2018, and 2017 is the result of federal and state taxes attributable to our operating income.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, equity, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions. See also Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies as well as a description of our other significant accounting policies.

Revenue Recognition

Our revenue has been generated primarily through collaborative research and license agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include nonrefundable upfront license fees, payments for research and development activities, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. The majority of revenue reported in this Form 10-K is derived under our agreement with AbbVie. Under this agreement, we have no ongoing deliverables and therefore, royalties and milestones received under this arrangement were recognized when earned. Prior to the adoption of ASU 2019-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on October 1, 2018, revenue was recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectibility of the resulting receivable is reasonably assured, and we have fulfilled our performance obligations under the contract.

Prior to the adoption of ASU 2014-09 on October 1, 2018, we accounted for multiple-element revenue arrangements entered into or materially modified on or after October 1, 2011 under Accounting Standards Codification No. 605-25, Revenue Recognition Multiple-Deliverable Revenue Arrangements, or ASC 605-25. The selling prices of deliverables under the arrangement were derived using third-party evidence, (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”), was not available. The objective of BESP was to determine the price at which we would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involved management’s judgment and considered multiple factors, including market conditions and company-specific factors such as those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we considered whether changes in key assumptions used to determine the BESP would have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under a multiple-element arrangement were separated into multiple units if (i) the delivered item had value to the customer on a standalone basis and (ii) if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. In determining the separate units of accounting, we evaluated whether the license has standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination included the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, we considered whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items, and (iii) the collaborator or other vendors would provide the undelivered items. The arrangement consideration that was fixed or determinable at the inception of the arrangement was then allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model was applied to each element and revenue is accordingly recognized as each element is delivered.

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

Effective October 1, 2018, we adopted ASU 2014-09, collectively referred to herein as ASC 606, which supersedes the revenue recognition requirements in ASC 605-25 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASC 606 as of October 1, 2018 using the modified retrospective transition method which did not have an impact on our consolidated financial statements as we satisfied our performance obligations under our AbbVie agreement prior to the adoption of ASC 606. The adoption of this guidance did not have an impact on our accounting for royalty payments as we receive sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate.

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

The fair value of each restricted stock unit granted is based on the fair value of our common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. We grant stock options with exercise prices equivalent to the fair value of our common stock on the date of grant. Prior to fiscal 2018, our expected volatility was measured based on a combination of our historical stock volatility since our March 2013 IPO and the historical volatility of our publicly traded peer companies. In fiscal 2019, we utilized our historical stock volatility as we had adequate historical data regarding the volatility of our traded stock price following our March 2013 IPO. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Our expected dividend yield is 0 and is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Stock-Based Compensation - Market and Performance-based Stock Unit Awards

In addition to awards with service-based vesting conditions, we have also granted performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to certain of our executives. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number, depending on the terms of the award. The fair value of PSUs is based on the fair value of our common stock on the date of grant. The fair value of rTSRUs is based on a Monte Carlo simulation model. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, average closing price, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award.

The PSUs vest and result in issuance, at settlement, of common shares for each recipient based upon the recipient’s continued employment with us through the settlement date of the award and our achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. In the case of PSUs, we recognize stock-based compensation expense based on the grant date fair value of the award when achievement of the underlying research and development performance-based targets become probable, which have typically been in the same period as when the research and development milestones are achieved.

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

Research and Development and Clinical Manufacturing Accruals

We have entered into various contracts with third parties to perform research and development and clinical manufacturing. These include contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not-for-profit organizations and other entities to support our research and development activities. We expense the cost of each contract as the work is performed. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of our outstanding obligation as of period end to those third parties. Our accrual estimates are based on a number of factors, including our knowledge of the research and development programs and clinical manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement reporting purposes and the basis for income tax reporting purposes. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in income tax expense.

A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Assessment of the potential recovery of deferred tax assets requires significant judgment and is evaluated by estimating the future taxable income expected and considering prudent and feasible tax planning strategies. As of September 30, 2019, we continue to believe it is more likely than not that we will be able to realize our deferred tax assets and therefore no valuation allowance has been recorded.

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

Results of Operations

Comparison of Years Ended September 30, 2019, 2018, and 2017

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Revenue	$205,197	$206,625	$102,814
Research and development	142,213	94,856	57,451
General and administrative	26,246	23,441	20,749
Other income (expense):
Interest income (expense), net	8,819	4,852	2,492
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock, net	—	(59)	(159)
Income tax benefit (expense)	826	(21,165)	(9,237)

Revenue. We recognized revenue of $205.2 million during the year ended September 30, 2019, as compared to $206.6 million during the year ended September 30, 2018. The decrease in revenue of $1.4 million year-over-year was due to the fact that in fiscal 2018 we received the final milestone payment of $15.0 million earned under our AbbVie agreement related to reimbursement approval for MAVIRETTM in Japan. This decrease was offset by an increase of $13.6 million in royalties earned under our AbbVie agreement which were driven by the launch of MAVYRET/MAVIRET in late calendar 2017. Our weighted average royalty rate on the portion of AbbVie’s sales allocable to our protease inhibitor products was approximately 13% and 12% during the years ended September 30, 2019 and 2018, respectively.

We recognized revenue of $206.6 million during the year ended September 30, 2018 compared to $102.8 million during the year ended September 30, 2017. The increase in revenue of $103.8 million year-over-year was due to increased royalties of $153.8 million earned under our AbbVie agreement as a result of the launch of MAVYRET/MAVIRET in late 2017, which was partially offset by lower milestone revenue earned in fiscal 2018 under our AbbVie agreement based on timing of milestone payments earned for MAVYRET/MAVIRET commercialization regulatory approvals. Substantially all of our royalties earned in fiscal 2018 were related to royalties earned on the portion of AbbVie’s net sales of MAVRYET/MAVIRET. Our fiscal 2017 royalties were primarily based on royalties earned on the portion of AbbVie’s net sales of the paritaprevir-containing regimen, which carries a lower royalty allocation rate compared to MAVYRET/MAVIRET.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie. (See Note 7 to our consolidated financial statements for further details on our royalty rate tier.)

Research and development expenses.

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
R&D programs:
Virology	$75,087	$40,047	$22,399
Liver disease	66,892	54,691	34,750
Other	234	118	302
Total research and development expenses	$142,213	$94,856	$57,451

Research and development expense increased by $47.4 million for the year ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to progression of clinical activities in our liver disease (non-virology) and virology programs. In fiscal 2018 we initiated two Phase 2 studies of EDP-305 which continued into 2019 and advanced other compounds in preclinical development in our liver disease programs. In addition to these ongoing studies in our liver disease programs, in fiscal 2019 we initiated and completed part 1 of a Phase 2a human challenge study of EDP-938 and initiated a Phase 1a/1b clinical study of EDP-514, both of which are part of our virology programs. Increases in our research and development expenses were driven by an increase in headcount to support our programs and an increase in external costs for clinical activities.

Research and development expense increased by $37.4 million for the year ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to progression of preclinical and clinical activities in our liver disease and virology programs. In fiscal 2018 we initiated two Phase 2 studies of EDP-305 and advanced other compounds in preclinical development in our liver disease programs. In our virology programs, we also completed a Phase 1 clinical study of EDP-938 in fiscal 2018 and prepared for a Phase 2a human challenge study of EDP-938, which we initiated in October 2018. In November 2018, we advanced our first clinical candidate for HBV to ready it for clinical development. Increases in our research and development expenses were driven by an increase in headcount to support our programs and an increase in external costs for clinical and preclinical activities.

We expect that our research and development expenses will continue to increase in the future as we conduct more clinical development activities.

General and administrative expenses. General and administrative expenses increased by $2.8 million for the year ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to an increase in compensation expense due to increased headcount as well as an increase in patent costs to support our broadening patent portfolio.

General and administrative expenses increased by $2.7 million for the year ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to an increase in compensation expense due to increased headcount and to a lesser extent an increase in external accounting and consulting fees.

We expect our general and administrative expenses will continue to increase in the future as our operations grow to support further research and development.

Other income (expense), net. Changes in components of other income (expense), net were as follows:

Interest income (expense), net. Interest income (expense), net, increased by $4.0 million for the year ended September 30, 2019 compared to the same period in 2018, primarily due to higher average marketable securities balances in 2019 as a result of receipt of significant royalties in 2019 under our AbbVie agreement.

Interest income (expense), net, increased by $2.4 million for the year ended September 30, 2018 as compared to the same period in 2017, primarily due to higher average investment balances in 2018 as a result of receipt of significant milestones and royalties in 2018 under our AbbVie agreement and an increase in interest rates for fiscal 2018 as compared to the same period in 2017.

Change in fair value of warrant liability and Series 1 nonconvertible preferred stock. We recognized no other income (expense) for the year ended September 30, 2019 and expense of $0.1 million for the year ended September 30, 2018. In fiscal 2019, we determined that no fair value adjustment was required for our outstanding Series 1 nonconvertible preferred stock. In fiscal 2018, we recognized expense due to the increase in fair value of outstanding Series 1 nonconvertible preferred stock year over year, offset by the expiration of unexercised warrants outstanding as of October 4, 2017. We recognized expense in our fiscal 2017 due to an increase in fair value of these outstanding liabilities year over year.

Income tax benefit (expense). We recorded an income tax benefit of $0.8 million and expense of $(21.2) million for the years ended September 30, 2019 and 2018, respectively. The effective tax rate benefit for the year ended September 30, 2019 was 1.8% and for the year ended September 30, 2108 was an effective tax rate of 22.7%. The decrease in income tax expense was primarily due to a decrease in income before taxes year over year, a federal income tax benefit associated with foreign-derived royalty income recognized in 2019, an increase in federal research and development tax credits due to increased research and development expenses and an increase in tax deductions from employee stock-award related activity during 2019. The 2018 effective tax rate was driven by higher income before taxes as well as a non-cash revaluation charge against deferred tax assets due to the reduced federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.

Income tax expense was $21.2 million and $9.2 million for the years ended September 30, 2018 and 2017, respectively. The effective tax rates for the years ended September 30, 2018 and 2017 were 22.7% and 34.3%, respectively. The increase in income tax expense was primarily due to an increase in income before taxes as a result of an increase in royalties earned under our AbbVie agreement year over year as well as a revaluation adjustment against deferred tax assets due to a decrease in the federal corporate income tax rate as enacted under the Tax Act in December 2017. The decrease in the effective tax rate was primarily due to the enactment of the Tax Act in December 2017, which decreased the U.S. federal statutory rate from 35.0% to 21.0%, as well as an increase in federal research and development tax credits due to increased research and development expenses and an increase in tax deductions from employee stock-award related activity during 2018.

Income tax benefit (expense) for all periods presented was attributable to the tax provision on earnings of our operations, all of which are domestic.

Liquidity and Capital Resources

During fiscal 2019, 2018 and 2017, we funded our operations with cash flows generated from operations. At September 30, 2019, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of approximately $400 million.

The following table shows a summary of our cash flows for each of the years ended September 30, 2019, 2018, and 2017:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$71,418	$29,220	$52,653
Investing activities	(86,664)	(35,402)	(4,572)
Financing activities	2,574	4,409	1,017
Net (decrease) increase in cash and cash equivalents	$(12,672)	$(1,773)	$49,098

Net cash provided by operating activities

Cash provided by operating activities was $71.4 million for the year ended September 30, 2019 as compared to $29.2 million for the same period in 2018. The increase in cash provided by operating activities was primarily driven by an increase in royalty payments received under our collaboration with AbbVie as well as a decrease in cash taxes paid, partially offset by increased research and development costs incurred year-over-year.

Cash provided by operating activities was $29.2 million for the year ended September 30, 2018 as compared to $52.7 million for the same period in 2017. The decrease in cash provided by operating activities was primarily driven by increased research and development costs and an increase in cash taxes paid. This was partially offset by an increase in royalty payments received under our collaboration with AbbVie.

Net cash used in investing activities

The increase of $51.3 million in cash used in investing activities for the year ended September 30, 2019 as compared to the same period in 2018 was driven by timing of purchases, sales and maturities of marketable securities.

The increase of $30.8 million in cash used in investing activities for the year ended September 30, 2018 as compared to the same period in 2017 was driven by timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The decrease in cash provided by financing activities of $1.8 million for the year ended September 30, 2019 as compared to the same period in 2018 was driven by an increase in tax withholding payments for the vesting of performance-based stock unit awards in 2019.

The increase in cash provided by financing activities of $3.4 million for the year ended September 30, 2018 as compared to the same period in 2017 was driven by an increase in proceeds from stock option exercises as a result of the increase in the price of our common stock year over year and was partially offset by an increase in tax withholding payments for the vesting of performance-based stock unit awards in 2018.

Funding Requirements

As of September 30, 2019, we had approximately $400 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2019 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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

The second lease, located at 400 Talcott Avenue, commenced on September 24, 2018 for office space and extends through August 1, 2024.

The following table summarizes our contractual obligations at September 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	2020	2021-2022	2023-2024	2025 and later	Total
	(in thousands)
Operating leases	$2,728	$5,487	$1,127	$—	$9,342
Capital leases	93	200	—	—	293
Total contractual commitments and obligations	$2,821	$5,687	$1,127	$—	$9,635

As of September 30, 2019, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as long-term liabilities on our consolidated balance sheet and recorded at fair value of $1.6 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities measured at fair value as of September 30, 2019. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will be required at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term and long-term marketable securities of approximately $400 million at September 30, 2019, which consisted of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations. Other than our capital lease obligation, we had no debt outstanding as of September 30, 2019.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2019, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

In connection with the preparation of this Form 10-K, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019. These conclusions were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2019 our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Proposal 1 - Election of Directors—Nominees for Director and Current Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, also referred to as the 2020 Proxy Statement, which will be filed within 120 days after September 30, 2019.

We have adopted a Code of Business Conduct and Ethics (the code of ethics) that applies to all of our employees, officers and directors. The code of ethics is available on our website at http://www.enanta.com. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver as required by applicable law.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2020 Proxy Statement, which will be filed within 120 days after September 30, 2019: “Executive Compensation” and “Corporate Governance—Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2020 Proxy Statement, which will be filed within 120 days after September 30, 2019.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2019:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,144	(2)	$43.92	2,065	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	3,144			2,065

(1)

Consists of the Company’s 2019 Equity Incentive Plan, the Company’s 2012 Equity Incentive Plan, as amended, the Company’s Amended and Restated 1995 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.

(2)

Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s 2019 Equity Incentive Plan, the Company’s Amended and Restated 2012 Equity Incentive Plan and the Company’s Amended and Restated 1995 Equity Incentive Plan.

(3)	Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2019 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2020 Proxy Statement, which will be filed within 120 days after September 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2020 Proxy Statement, which will be filed within 120 days after September 30, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839
3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839
4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779
4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839
4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779
10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779
10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	10-Q	02/09/2016	10.1	001-35839
10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839
10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839
10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779
10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839
10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779
10.10	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.	10-K	11/29/2019	10.10	001-35839
10.10#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779
10.11#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779
10.12#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779
10.13#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779
10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839
10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779
10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779
10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779
10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839
10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith
10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779
10.21#	2019 Equity Incentive Plan.	8-K/A	03/07/2019	10.1	001-35839
10.22#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839
10.23#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839
10.24#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839
10.25#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††

This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

ITEM 16.	FORM 10-K SUMMARY

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of November, 2019.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2019

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 27, 2019

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 27, 2019

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	November 27, 2019

/s/ Kristine Peterson Kristine Peterson	Director	November 27, 2019

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 27, 2019

/s/ Terry Vance Terry Vance	Director	November 27, 2019

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development and Clinical Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and clinical manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations as of period end to those third parties. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued clinical manufacturing amounted to $6.9 million and $3.4 million as of September 30, 2019, respectively.  Any accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and clinical manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to research and development and clinical manufacturing accruals is a critical audit matter are there was significant judgment by management in developing the accrual estimate, as the estimates are based on a number of factors, including management’s knowledge of the research and development programs and associated timelines, invoicing to date, and the provisions in the contract. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence for these estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development expenses and accrued clinical manufacturing, including controls over the review of contracts and assessment of progress of the accrued research and development and accrued clinical manufacturing activities. These procedures also included, among others, understanding management’s process, reading research and development and clinical manufacturing contracts on a test basis, and testing management’s process for developing estimates based upon the progress of the research and development and clinical manufacturing activities. Testing management’s process for developing the accrual estimates involved evaluating management’s calculation and the reasonableness of the assumptions related to the research and development programs and associated timelines, invoicing to date and the provisions in the contracts. Procedures were performed to evaluate the reliability, completeness and relevance of management’s data by testing actual invoices paid for consistency with the contractual terms.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 27, 2019

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,230	$63,902
Short-term marketable securities	284,006	244,828
Accounts receivable	51,313	67,205
Prepaid expenses and other current assets	15,299	4,454
Total current assets	401,848	380,389
Long-term marketable securities	65,013	16,389
Property and equipment, net	10,927	8,374
Deferred tax assets	11,341	8,375
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$489,829	$414,227
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,689	$4,745
Accrued expenses and other current liabilities	15,920	9,892
Income taxes payable	—	1,388
Total current liabilities	22,609	16,025
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	3,100	2,895
Total liabilities	27,337	20,548
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,703 and 19,395 shares issued and outstanding at September 30, 2019 and September 30, 2018, respectively	197	194
Additional paid-in capital	298,409	276,526
Accumulated other comprehensive income (loss)	146	(398)
Retained earnings	163,740	117,357
Total stockholders' equity	462,492	393,679
Total liabilities and stockholders' equity	$489,829	$414,227

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2019	2018	2017
Revenue
Royalties	$205,197	$191,625	$37,814
Milestones	—	15,000	65,000
Total revenue	205,197	206,625	102,814
Operating expenses:
Research and development	142,213	94,856	57,451
General and administrative	26,246	23,441	20,749
Total operating expenses	168,459	118,297	78,200
Income from operations	36,738	88,328	24,614
Other income (expense), net:
Interest income (expense), net	8,819	4,852	2,492
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	(59)	(159)
Total other income (expense), net	8,819	4,793	2,333
Income before income taxes	45,557	93,121	26,947
Income tax benefit (expense)	826	(21,165)	(9,237)
Net income	$46,383	$71,956	$17,710
Net income per share:
Basic	$2.37	$3.74	$0.93
Diluted	$2.21	$3.48	$0.91
Weighted average shares outstanding:
Basic	19,584	19,255	19,066
Diluted	20,968	20,650	19,407

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2019	2018	2017
Net income	$46,383	$71,956	$17,710
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $173, ($109), and ($78)	544	(286)	(131)
Total other comprehensive income (loss), net of tax	544	(286)	(131)
Comprehensive income	$46,927	$71,670	$17,579

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2016	19,036	$190	$242,081	$19	$27,646	$269,936
Exercise of stock options	72	1	1,078	—	—	1,079
Vesting of restricted stock units, net of withholding	12	—	(202)	—	—	(202)
Stock-based compensation expense	—	—	13,071	—	—	13,071
Income tax benefit from stock option exercises	—	—	213	—	—	213
Other comprehensive loss, net of tax	—	—	—	(131)	—	(131)
Net income	—	—	—	—	17,710	17,710
Balances at September 30, 2017	19,120	191	256,241	(112)	45,356	301,676
Exercise of stock options and warrants	230	2	6,242	—	—	6,244
Vesting of restricted stock units, net of withholding	45	1	(1,757)	—	—	(1,756)
Stock-based compensation expense	—	—	15,845	—	—	15,845
Cumulative effect adjustment for adoption of new accounting guidance (Note 2)	—	—	(45)	—	45	—
Other comprehensive loss, net of tax	—	—	—	(286)	—	(286)
Net income	—	—	—	—	71,956	71,956
Balances at September 30, 2018	19,395	194	276,526	(398)	117,357	393,679
Exercise of stock options and warrants	231	2	6,846	—	—	6,848
Vesting of restricted stock units, net of withholding	77	1	(4,189)	—	—	(4,188)
Stock-based compensation expense	—	—	19,226	—	—	19,226
Other comprehensive income, net of tax	—	—	—	544	—	544
Net income	—	—	—	—	46,383	46,383
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2019	2018	2017
Cash flows from operating activities
Net income	$46,383	$71,956	$17,710
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	19,226	15,845	13,071
Depreciation and amortization expense	3,258	2,518	2,137
Deferred income taxes	(3,138)	1,858	(1,654)
Income tax benefit from stock awards	—	—	(213)
Premium paid on marketable securities	(1,491)	(319)	(1,229)
(Accretion) amortization of (discount) premium on marketable securities	(4,336)	(835)	702
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	—	59	159
Other non-cash items	25	(75)	—
Change in operating assets and liabilities:
Accounts receivable	15,892	(56,591)	2,227
Prepaid expenses and other current assets	(10,845)	(918)	5,678
Accounts payable	1,791	1,317	633
Accrued expenses	5,750	1,843	3,443
Income taxes payable	(1,388)	(7,910)	9,511
Other long-term liabilities	291	564	478
Other long-term assets	—	(92)	—
Net cash provided by operating activities	71,418	29,220	52,653
Cash flows from investing activities
Purchase of marketable securities	(549,312)	(293,103)	(251,371)
Proceeds from maturities and sale of marketable securities	468,065	260,682	249,305
Purchase of property and equipment	(5,417)	(2,981)	(2,506)
Net cash used in investing activities	(86,664)	(35,402)	(4,572)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	6,848	6,244	1,079
Income tax benefit from exercise of stock options	—	—	213
Payments for settlement of share-based awards	(4,188)	(1,756)	(202)
Payments of capital lease obligations	(86)	(79)	(73)
Net cash provided by financing activities	2,574	4,409	1,017
Net (decrease) increase in cash and cash equivalents	(12,672)	(1,773)	49,098
Cash, cash equivalents and restricted cash at beginning of period	64,510	66,283	17,185
Cash, cash equivalents and restricted cash at end of period	$51,838	$64,510	$66,283
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,672	$26,088	$1,588
Non-cash items:
Purchases of fixed assets included in accounts payable and accrued expenses	$320	$111	$318

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second protease inhibitor discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (DAA) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), non-alcoholic steatohepatitis (“NASH”), and hepatitis B virus (“HBV”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the consolidated statements of operations. There were no such adjustments necessary during the years ended September 30, 2019, 2018, and 2017.

Restricted Cash

As of September 30, 2019 and 2018 the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of one of the Company’s existing building leases. This amount was classified as long-term restricted cash as of September 30, 2019 and 2018.

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2019 and 2018, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

The Company is completely dependent on third-party manufacturers for product supply for preclinical and clinical research activities. The Company relies and expects to continue to rely exclusively on several manufacturers to supply the Company with its drug supply requirements related to these activities. These research programs would be adversely affected by a significant interruption in the supply from these third-party manufacturers.

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

The Company’s instruments that are carried at fair value are cash equivalents, marketable securities and the Series 1 nonconvertible preferred stock. The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory and office equipment	5 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Purchased software	3 years
Computer equipment	3 years
Furniture	7 years

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed are removed from the accounts and any resulting gain or loss is included in income from operations in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Revenue Recognition

The Company’s revenue has been generated primarily through collaborative research and license agreements. The terms of these agreements contain multiple deliverables, which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include nonrefundable upfront license fees, payments for research and development activities, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. Prior to the adoption of ASU 2019-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on October 1, 2018, revenue was recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectibility of the resulting receivable is reasonably assured, and the Company has fulfilled its performance obligations under the contract. The consideration received under multiple-element arrangements that is fixed or determinable was allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. The selling price of a unit of accounting within each arrangement was derived using the hierarchy of evidence prescribed by ASC 605-25. The selling prices of deliverables under the arrangement were derived using third-party evidence (“TPE”) or a best estimate of selling price (“BESP”), if vendor-specific objective evidence (“VSOE”) was not available. The objective of BESP was to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a standalone basis. Establishing BESP involved management’s judgment and considered multiple factors, including market conditions and company-specific factors including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating BESP, the Company considered whether changes in key assumptions used to determine the BESP would have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. Deliverables under a multiple-element arrangement were separated into multiple units if (i) the delivered item had value to the customer on a standalone basis, and (ii) if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item was considered probable and substantially within the control of the Company. In determining the separate units of accounting, the Company evaluated whether the license had standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination included the research and development capabilities of the collaborator and the availability of relevant research expertise in the marketplace. In addition, the Company considered whether or not (i) the collaborator could use the license for its intended purpose without the receipt of the remaining deliverables, (ii) the value of the license was dependent on the undelivered items, and (iii) the collaborator or other vendors could provide the undelivered items. The arrangement consideration that was fixed or determinable at the inception of the arrangement was then allocated to the separate units of accounting based on their relative selling prices. The appropriate revenue recognition model was applied to each element and revenue was accordingly recognized as each element was delivered. The Company exercised significant judgment in determining whether a deliverable is a separate unit of accounting.

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

Effective October 1, 2018, the Company adopted ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605-25 and most industry-specific guidance. Under the new standard, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of this guidance did not have an impact on the Company’s revenue recognition over royalty payments as the Company receives sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate.

Research and Development Costs

Included in research and development costs are wages, stock-based compensation and benefits of employees performing research and development, third-party license fees and other operational costs related to the Company’s research and development activities, including facility-related expenses and external costs of outside contractors engaged to conduct both preclinical and clinical studies and manufacture quantities of product for preclinical and clinical studies. The Company also includes in research and development expenses the costs to complete the Company’s obligations under research collaborations. The Company expenses the cost of each contract as the work is performed.

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

Research and Development and Clinical Manufacturing Accruals

The Company has entered into various contracts with third parties to perform research and development and clinical manufacturing. This includes contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not for profit organizations and other entities to support our research and development activities. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of period end to those third parties. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based awards and restricted stock units is based on the fair value of the stock on the date of grant. The Company uses the Monte-Carlo model in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. Commencing with the adoption of ASU No. 2016-09 on October 1, 2017, the Company accounts for stock-based compensation expense related to forfeitures as the forfeitures occur. The straight-line method of expense recognition is applied to all awards with service-based and market-based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in income tax expense. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term and long-term marketable securities on hand at September 30, 2019 should be sufficient to fund operations for the foreseeable future, including at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term and long-term marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and has since issued several additional amendments thereto, collectively referred to herein as ASC 606. This guidance was effective for the Company in the fiscal year beginning October 1, 2018. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective transition method. The adoption did not have an impact on its consolidated financial statements as the Company satisfied its performance obligations under its one open revenue contract in fiscal 2011, prior to the adoption of ASC 606. The adoption of this guidance did not have an impact on the Company’s accounting for royalty payments as the Company receives sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which aligns the accounting treatment of stock awards granted to nonemployee consultants to those granted to employees. The Company early adopted the amendment as of April 1, 2019. The adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements since the Company did not have any outstanding nonemployee consultant stock awards prior to April 1, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard was effective for the Company in the fiscal year beginning October 1, 2018. The Company adopted ASU 2016-18 retrospectively as of October 1, 2018. Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented in the consolidated statements of cash flows for the years ended September 30, 2018 and 2017 increased by $608 as of the beginning and end of the period to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which provides updated guidance about changes to the terms or conditions of a share-based payment award that requires companies to apply modification accounting under Topic 718.  This standard was effective for the Company in the fiscal year beginning October 1, 2018.  The Company adopted ASU 2017-09 as of October 1, 2018.  The adoption of ASU 2017-09 did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The FASB has also issued amendments to ASU 2016-02, including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11), which the Company collectively refers to as the new leasing standard. This standard is effective for the Company in the fiscal year beginning October 1, 2019. The Company’s outstanding leases primarily relate to its two facility leases located in Watertown,

Massachusetts. In conjunction with these leases, the Company expects to recognize a lease liability and related right-of-use asset as of October 1, 2019 on the Company’s consolidated balance sheet of between $6,800 and $8,300.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This standard is effective for the Company in the fiscal year beginning October 1, 2020. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which requires companies to amend the amortization period for premiums on debt securities with explicit call features to be the earliest call date rather than through the contractual life of the debt instrument. This standard aims to more closely align the recognition of interest income with the manner in which market participants price such instruments. This standard is effective for the Company in the fiscal year beginning October 1, 2019. The Company does not expect ASU 2017-08 to have a material impact on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2019 and 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,569	$—	$—	$44,569
Marketable securities:
U.S. Treasury notes	170,515	—	—	170,515
Corporate bonds	—	111,837	—	111,837
Commercial paper	—	66,667	—	66,667
	$215,084	$178,504	$—	$393,588
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$51,025	$—	$—	$51,025
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	3,998	—	3,998
Marketable securities:
U.S. Treasury notes	42,703	—	—	42,703
Commercial paper	—	113,885	—	113,885
Corporate bonds	—	104,629	—	104,629
	$93,728	$229,499	$—	$323,227
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

Cash equivalents at September 30, 2019 and 2018 consist of money market funds, commercial paper and corporate bonds which are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2019, 2018, and 2017, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2019 and 2018 were measured at fair value. These outstanding shares were financial instruments that might have required a transfer of assets because of the liquidation features in the contract and were therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	September 30,
Unobservable Input	2019	2018
Probabilities of payout	0%-60%	0%-70%
Discount rate	6.00%	6.25%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
	(in thousands)
Balance, September 30, 2016	$1,251	$159
Warrants exercised	(549)	549
Increase in fair value	105	54
Balance, September 30, 2017	807	762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Increase in fair value	—	100
Balance, September 30, 2018	—	1,628
Increase in fair value	—	—
Balance, September 30, 2019	$—	$1,628

4. Marketable Securities

As of September 30, 2019 and 2018, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$170,519	$60	$(64)	$170,515
Corporate bonds	111,690	170	(23)	111,837
Commercial paper	66,667	—	—	66,667
	$348,876	$230	$(87)	$349,019

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$113,885	$—	$—	$113,885
Corporate bonds	105,105	1	(477)	104,629
U.S. Treasury notes	42,801	—	(98)	42,703
	$261,791	$1	$(575)	$261,217

As of September 30, 2019 and 2018, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $65,013 and $16,389, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2019 and 2018:

	September 30,
	2019	2018
	(in thousands)
Laboratory and office equipment	$13,403	$11,110
Leasehold improvements	6,623	3,739
Purchased software	1,299	1,039
Furniture	1,303	630
Computer equipment	480	331
Construction in progress	—	617
	23,108	17,466
Less: Accumulated depreciation and amortization	(12,181)	(9,092)
	$10,927	$8,374

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $3,258, $2,518 and $2,137 for the years ended September 30, 2019, 2018, and 2017, respectively.

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities and other long-term liabilities consisted of the following as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Accrued expenses and other current liabilities:	(in thousands)
Accrued research and development expenses	$6,936	$3,617
Accrued payroll and related expenses	3,894	3,274
Accrued clinical manufacturing	3,447	1,901
Accrued professional fees	759	507
Accrued other	884	593
	$15,920	$9,892

Other long-term liabilities:
Uncertain tax positions	$1,746	$1,792
Accrued rent expense	900	593
Capital lease obligation	200	293
Asset retirement obligation	254	217
	$3,100	$2,895

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

Under the terms of the AbbVie Agreement, as amended, AbbVie paid the Company upfront license payments and full-time equivalent (“FTE”) reimbursements to fund research activities. The Company is also eligible to receive milestone payments for the successful development by AbbVie of one or more HCV compounds, as well as annually tiered, per-product royalties on the portion of AbbVie’s net sales of its HCV treatment regimens allocated to the protease inhibitor product.

The Company determined that the deliverables under the AbbVie Agreement included (i) the non-exclusive, royalty-free, worldwide research license and the exclusive, royalty-bearing development and commercialization license, (ii) the research services, and (iii) a commitment to participate on a steering committee, all of which were to be delivered over a three-year period. The Company concluded that the license did not have standalone value as it was dependent, in part, upon the Company’s continuing involvement in the HCV protease inhibitor research and its involvement in the joint steering committee. Additionally, the undelivered items, including the Company’s participation in the joint steering committee, which was considered participatory due to its decision making responsibilities, and the research services, did not have vendor-specific objective evidence (“VSOE”) or vendor objective evidence (“VOE”) of fair value. Therefore, the license, the research services, and the joint steering committee participation were treated as a single unit of accounting. Accordingly, all amounts received were deferred, and revenue was recognized using the proportional performance model over the period during which the Company performed research services in connection with the AbbVie Agreement, as amended.

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

During the years ended September 30, 2018 and 2017, the Company recognized $15,000 and $65,000, respectively, in milestone payments under the AbbVie Agreement as a result of AbbVie’s commercialization regulatory approvals. From commencement of the collaboration through September 30, 2019 the Company has received an upfront license payment, research funding, milestone payments, and preferred stock financing totaling $396,000 under the AbbVie agreement. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments earned since then have been recognized as revenue when the associated milestone was achieved by AbbVie.

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

In October and November 2010, a total of 2,000 warrants to purchase Series 1 nonconvertible preferred stock were issued. The warrants had an expiration date of October 4, 2017 and any warrants exercised by that date were converted into Series 1 nonconvertible preferred stock. A total of 1,930 shares of Series 1 nonconvertible preferred stock were outstanding as of September 30, 2019 and 2018. For the years ended September 30, 2019, 2018, and 2017, the remeasurement of the then outstanding warrants and Series 1 nonconvertible preferred stock resulted in expense of $0, ($59), and $(159), which was recorded in other income (expense), net in the consolidated statements. The total fair value of the Series 1 nonconvertible preferred stock was $1,628 as of September 30, 2019 and 2018.

10. Stock-Based Awards

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Equity Incentive Plan or the 1995 Equity Incentive Plan. As of September 30, 2019, 1,879 shares remained available for future awards under the 2019 Plan.

The 2019 Plan replaces and is the successor to the 2012 Equity Incentive Plan (the “2012 Plan”) and the 1995 Equity Incentive Plan (the “1995 Plan”). The 2012 and 1995 Plans provided for the Company to sell or issue awards of common stock or restricted common stock, or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. Sales, issuances or grants of shares entitle the holder to purchase common stock from the Company, for a specified exercise price, during a period specified by the applicable equity award agreement. Upon the closing of the Company’s initial public offering, all remaining shares reserved for issuance under the 1995 Plan were transferred to the 2012 Plan and no further awards were made under the 1995 Plan. Upon the approval of the 2019 Plan by the Company’s shareholders in February 2019, all remaining shares reserved for issuance under the 2012 Plan were transferred to the 2019 Plan and no further awards have been made under the 2012 Plan.

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2019, the Company had not commenced any offering under the ESPP and no ESPP shares have been issued.

The Company applies the fair value recognition provisions for all stock-based awards granted or modified. In the case of service-based awards, the compensation cost is recorded over the requisite service period of the award on the straight-line method based on the grant-date fair value. The requisite service period for service-based option awards is generally four years. Options granted under the 2019 Plan to employees generally vest over four years and to non-employee directors over one year, and expire after ten years.

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. During the years ended September 30, 2018 and 2017, the Company estimated expected volatility based on a combination of the Company’s historical stock volatility since its March 2013 IPO and the historical volatility of publicly traded peer companies. During the year ended September 30, 2019, the Company began utilizing the volatility of the Company’s traded stock price following our March 2013 IPO to estimate expected volatility. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. As required under our equity plans, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.76%	2.29%	1.97%
Expected term (in years)	6.05	6.05	6.05
Expected volatility	55%	57%	60%
Expected dividends	0%	0%	0%

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2019:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2018	2,624	$36.65	7.1	$129,115
Granted	653	82.41
Exercised	(231)	29.68
Forfeited	(79)	63.68
Outstanding as of September 30, 2019	2,967	$46.54	6.7	$57,336
Options vested and expected to vest as of September 30, 2019	2,967	$46.54	6.7	$57,336
Options exercisable as of September 30, 2019	1,954	$37.09	5.7	$48,839

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Aggregate intrinsic value of stock options exercised	$13,855	$14,180	$1,503
Proceeds to Company from stock options exercised	$6,848	$6,243	$1,079

Performance-Based Options

In March 2013, the Company granted to certain executives options to purchase 167 shares that would vest upon the achievement of certain performance-based targets. The aggregate grant date fair value of these options was $2,479. During the year ended September 30, 2017, certain performance-based targets were achieved and the Company recorded stock-based compensation expense of $413 related to achievement of those targets. No stock-based compensation expense related to these options was recognized during the years ended September 30, 2019 and 2018 as the performance period for these options ended during the year ended September 30, 2017.

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

The rTSRUs vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over two specified periods that are two years apart, based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% or 200% of the target number, depending on the award agreement and the year of the award. The Company used a Monte Carlo model to estimate the grant-date fair value of the rTSRUs. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.65%	2.18%	1.24%
Dividend yield	0%	0%	0%
Expected volatility	62%	62%	66%
Remaining performance period (years)	2.03	1.83	1.99

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2019:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2018	70	$50.97	70	$59.96
Granted	21	67.13	21	47.42
Vested	(36)	35.89	(45)	46.11
Cancelled	(14)	49.20	(5)	68.13
Unvested at September 30, 2019	41	$73.02	41	$67.76

A total of 80% of target PSUs and 192.91% of target rTSRUs granted in December 2015 vested during the year ended September 30, 2018, resulting in the issuance of an aggregate of 68 common shares, net of share withholding for income taxes. A total of 80% of target PSUs and 200% of target rTSRUs granted in January 2017 vested during the year ended September 30, 2019, resulting in the issuance of an aggregate of 125 common shares, net of share withholding for income taxes.

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest as to 50% of the units on the third anniversary of the award and 50% on the fourth anniversary of the award, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the fair value of the stock on the date of grant and is recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2018	109	$30.00
Granted	—	—
Vested	—	—
Cancelled	(14)	30.00
Unvested at September 30, 2019	95	$30.00

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2019, 2018, and 2017:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Research and development	$8,833	$6,160	$4,078
General and administrative	10,393	9,685	8,993
	$19,226	$15,845	$13,071

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Stock options	$15,854	$12,694	$10,442
rTSRUs	1,568	1,721	1,267
PSUs	1,278	641	668
Restricted stock units	526	789	694
	$19,226	$15,845	$13,071

As of September 30, 2019, the Company had an aggregate of $38,298 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

11. Net Income Per Share

Basic and diluted net income per common share was calculated as follows for the years ended September 30, 2019, 2018, and 2017:

	Years Ended September 30,
	2019	2018	2017
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$46,383	$71,956	$17,710
Denominator:
Weighted average common shares outstanding — basic	19,584	19,255	19,066
Net income per share common share — basic	$2.37	$3.74	$0.93
Diluted net income per share:
Numerator:
Net income	$46,383	$71,956	$17,710
Denominator:
Weighted average common shares outstanding — basic	19,584	19,255	19,066
Dilutive effect of common stock equivalents	1,384	1,395	341
Weighted average common shares outstanding — diluted	20,968	20,650	19,407
Net income per share common share — diluted	$2.21	$3.48	$0.91
Anti-dilutive common stock equivalents excluded from above	843	295	2,161

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share attributable to common stockholders for the years ended September 30, 2019, 2018, and 2017, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

As of September 30, 2019, 2018, and 2017, the Company excluded unvested performance stock unit awards from the calculation of diluted net income per common share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

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

In connection with the 500 Arsenal Street lease, the Company has an outstanding letter of credit in the amount of $608 as of September 30, 2019 and 2018, collateralized by a money market account. As of September 30, 2019 and 2018, the Company classified the money market account as long-term restricted cash.

The second lease, for office space located at 400 Talcott Avenue, was effective September 2018 with a lease term that extends through August 2024. The lease includes a rent-free period and lease incentives as well as escalating rent payments over the course of the lease. The net amount of these escalations, incentives and rent-free period were accrued and recognized as rent expense on a straight-line basis over the term of occupancy.

For the years ended September 30, 2019, 2018, and 2017, the Company recognized rent expense of $2,492, $2,033, and $2,025, respectively, in the consolidated statements of operations, related to these facility leases.

Future minimum lease payments under both leases as of September 30, 2019 are as follows:

Years Ended September 30,	Operating Leases	Capital Leases
	(in thousands)
2020	$2,728	$93
2021	2,803	101
2022	2,684	99
2023	608	—
2024	519	—
Thereafter	—	—
Total	$9,342	$293

Intellectual Property Licenses

In 2012 the Company entered into a non-exclusive intellectual property license agreement with a licensor of research technology under which the Company was required to pay the third party licensor an upfront license fee and additional fees up to the third anniversary of the agreement. In addition, the Company was required to pay annual maintenance fees for each year that the agreement remained in effect. During the year ended September 30, 2017 the Company paid $115 under the agreement. The license agreement was terminated during the year ended September 30, 2017.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2019 and 2018.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2019, 2018, and 2017, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Current income tax benefit (expense):
Federal	$(1,841)	$(16,449)	$(10,078)
State	(372)	(2,858)	(813)
Deferred income tax benefit (expense):
Federal	2,431	(2,245)	1,503
State	608	387	151
	$826	$(21,165)	$(9,237)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2019	2018	2017
Federal statutory income tax rate	21.0%	24.5%	35.0%
State taxes, net of federal benefit	1.8	2.6	2.7
Federal research and development tax credit	(12.8)	(5.2)	(7.4)
Remeasurement of net deferred tax assets	—	4.2	—
Share-based compensation	(6.7)	(2.8)	4.5
Foreign-derived intangible income	(3.2)	—	—
Other	(1.9)	(0.6)	(0.5)
Effective income tax rate	(1.8%)	22.7%	34.3%

Net deferred tax assets as of September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
	(in thousands)
Deferred tax assets:
Share-based compensation	$9,901	$7,372
Other temporary differences	915	828
Accrued compensation	821	696
Tax credit carryforwards	763	—
Accrued expenses	150	60
Capitalized research and development expenses	—	223
Unrealized loss	—	139
Total deferred tax assets	12,550	9,318
Valuation allowance	—	—
Net deferred tax assets	12,550	9,318

Deferred tax liabilities:
Depreciation	(1,027)	(798)
Prepaid expenses	(148)	(145)
Unrealized gain	(34)	—
Total deferred tax liabilities	(1,209)	(943)
Net deferred income tax assets (liabilities)	$11,341	$8,375

The net deferred tax asset is presented as a long-term asset on the consolidated balance sheets.

After consideration of all the evidence, both positive and negative, the Company determined that no valuation allowance was needed for all or a portion of its deferred tax assets as of September 30, 2019 because it is more likely than not that the deferred tax assets will be realized. In subsequent periods, the Company may determine that it is more likely than not that the deferred tax assets will not be realized, and thus a valuation allowance may be recorded against all or any portion of its deferred tax assets on the Company’s consolidated balance sheet with a corresponding non-cash charge to income tax expense in the consolidated statements of operations.

As of September 30, 2019, the Company had a federal and state research and development tax credit carryforward of $635 and $310, respectively, for tax return purposes, a majority of which begin to expire in 2039.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS which was paid in September 2018, the amount of which was immaterial to the financial statements. The Company is in the process of finalizing the completion of the IRS audit. During October 2018, the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. No adjustments have been agreed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $244 and $113 as of September 30, 2019 and 2018, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2019	2018
	(in thousands)
Beginning Balance	$1,679	$1,175
Additions based on tax positions for the current period	156	563
Reductions for tax positions due to lapse of statute of limitations	(87)	—
Reductions for tax positions of prior periods	(98)	(59)
Ending Balance	$1,650	$1,679

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2019, 2018, and 2017, the Company recognized $1,068, $852 and $712, respectively, of expense related to its contributions to this plan.

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2019 and 2018 is presented in the following table:

	2019 Quarter Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
	(in thousands, except per share data)
Revenue	$69,886	$39,631	$44,367	$51,313
Operating expenses	42,030	40,935	40,612	44,882
Other income (expense), net	1,885	2,245	2,415	2,274
Income tax benefit (expense)	(3,730)	3,204	866	486
Net income	26,011	4,145	7,036	9,191
Net income per common share — basic(2)	$1.34	$0.21	$0.36	$0.47
Net income per common share — diluted(2)	$1.25	$0.20	$0.33	$0.44

	2018 Quarter Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands, except per share data)
Revenue (1)	$38,109	$44,049	$57,262	$67,205
Operating expenses	23,732	27,190	34,622	32,753
Other income (expense), net	960	1,066	1,338	1,429
Income tax (expense)	(3,644)	(5,370)	(3,690)	(8,461)
Net income	11,693	12,555	20,288	27,420
Net income per common share — basic(2)	$0.61	$0.65	$1.05	$1.41
Net income per common share — diluted(2)	$0.59	$0.61	$0.97	$1.30

(1)

During the first quarter of 2018, the Company recognized $15,000 in milestone revenue from AbbVie upon achievement of commercialization regulatory approval of AbbVie’s glecaprevir-containing regimen in Japan.

(2)	The earnings per share amounts for each quarter may not sum to the fiscal year amounts due to rounding and the effect of weighting.