Form 10-Q
period 2019-12-31
ENANTA PHARMACEUTICALS INC
filed 2020-02-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2020, the registrant had 19,924,426 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2019

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$27,558	$51,230
Short-term marketable securities	346,227	284,006
Accounts receivable	52,570	51,313
Prepaid expenses and other current assets	14,153	15,299
Total current assets	440,508	401,848
Long-term marketable securities	40,941	65,013
Property and equipment, net	10,407	10,927
Deferred tax assets	10,656	11,341
Operating lease, right-of-use assets	7,762	—
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$510,974	$489,829
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,596	$6,689
Accrued expenses and other current liabilities	9,411	15,920
Operating lease liabilities	3,132	—
Total current liabilities	19,139	22,609
Operating lease liabilities, net of current portion	5,987	—
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	1,933	3,100
Total liabilities	28,687	27,337
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,810 and 19,703 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	198	197
Additional paid-in capital	304,672	298,409
Accumulated other comprehensive income	234	146
Retained earnings	177,183	163,740
Total stockholders' equity	482,287	462,492
Total liabilities and stockholders' equity	$510,974	$489,829

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2019	2018
Royalty revenue	$52,570	$69,886
Operating expenses:
Research and development	32,778	34,878
General and administrative	6,921	7,152
Total operating expenses	39,699	42,030
Income from operations	12,871	27,856
Other income (expense):
Interest income (expense), net	2,076	1,885
Total other income (expense), net	2,076	1,885
Income before income taxes	14,947	29,741
Income tax expense	(1,504)	(3,730)
Net income	$13,443	$26,011

Net income per share:
Basic	$0.68	$1.34
Diluted	$0.65	$1.25

Weighted average shares outstanding:
Basic	19,751	19,426
Diluted	20,773	20,810

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2019	2018
Net income	$13,443	$26,011
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax of ($28) and ($45)	88	141
Total other comprehensive income, net of tax	88	141
Comprehensive income	$13,531	$26,152

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options	40	—	1,161	—	—	1,161
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income, net of tax	—	—	—	141	—	141
Net income	—	—	—	—	26,011	26,011
Balances at December 31, 2018	19,435	$194	$283,530	$(257)	$143,368	$426,835

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net income	$13,443	$26,011
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,098	5,843
Depreciation and amortization expense	904	680
Deferred income taxes	657	(918)
Premium paid on marketable securities	(988)	—
Accretion of discount on marketable securities	(330)	(977)
Other non-cash items	(2)	39
Change in operating assets and liabilities:
Accounts receivable	(1,257)	(2,681)
Prepaid expenses and other current assets	1,146	(3,182)
Operating lease, right-of-use assets	520	—
Accounts payable	(179)	124
Accrued expenses	(5,989)	598
Income taxes payable	—	4,470
Operating lease liabilities	(593)	—
Other long-term liabilities	(67)	247
Net cash provided by operating activities	12,363	30,254
Cash flows from investing activities
Purchase of marketable securities	(117,461)	(119,546)
Proceeds from maturities and sale of marketable securities	80,748	98,999
Purchase of property and equipment	(488)	(384)
Net cash used in investing activities	(37,201)	(20,931)
Cash flows from financing activities
Proceeds from exercise of stock options	2,306	1,161
Payments for settlement of share-based awards	(1,140)	—
Payments of capital lease obligations	—	(21)
Net cash provided by financing activities	1,166	1,140
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,672)	10,463
Cash, cash equivalents and restricted cash at beginning of period	51,838	64,510
Cash, cash equivalents and restricted cash at end of period	$28,166	$74,973
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$5
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$216	$1,304
Operating lease liabilities arising from obtaining right-of-use assets	$1,131	$—

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2019 and results of operations for the three months ended December 31, 2019 and 2018 and cash flows for the three months ended December 31, 2019 and 2018, have been made. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2020.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.
2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Other than the adoption of ASC 842 as of October 1, 2019, there were no other significant changes to the Company’s Significant Accounting Policies during the quarter.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2016-02, Leases (Topic 842), as of October 1, 2019, using the modified retrospective method under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. The Company’s reporting for comparative periods is presented in accordance with ASC 840, Leases. Adoption of the new standard resulted in the recording of right of use (“ROU”) assets and lease liabilities of $7,151 and $8,622, respectively. The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, under Topic 842, the further practical expedient not to separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at commencement date, and thereafter if modified, based on the present value of lease payments over the lease term. The lease term includes any renewal or early-termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The underlying assets of the Company’s leases as of the adoption date consisted of office and laboratory space.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which requires companies to amend the amortization period for premiums on debt securities with explicit call features to be the period through the earliest call date rather than through the contractual life of the debt instrument. This amendment aims to more closely align the recognition of interest income with the manner in which market participants price such instruments. The Company adopted the new standard on the effective date of October 1, 2019. The adoption of the standard did not have a material impact on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2019 and September 30, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$6,065	$—	$—	$6,065
Commercial paper	—	17,423	—	17,423
Marketable securities:
U.S. Treasury notes	176,856	—	—	176,856
Commercial paper	—	77,269	—	77,269
Corporate bonds	—	133,043	—	133,043
	$182,921	$227,735	$—	$410,656
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,569	$—	$—	$44,569
Marketable securities:
U.S. Treasury notes	170,515	—	—	170,515
Corporate bonds	—	111,837	—	111,837
Commercial paper	—	66,667	—	66,667
	$215,084	$178,504	$—	$393,588
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

During the three months ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock are measured at fair value. The fair value of these instruments was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon exercise. Changes in the fair value of the Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	December 31,	September 30,
Unobservable Input	2019	2019
Probabilities of payout	0%-60%	0%-60%
Discount rate	5.75%	6.00%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2019	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, December 31, 2019	$1,628

4.	Marketable Securities

As of December 31, 2019 and September 30, 2019, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$176,712	$144	$—	176,856
Corporate bonds	132,928	127	(12)	133,043
Commercial Paper	77,269	—	—	77,269
	$386,909	$271	$(12)	$387,168

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$170,519	$60	$(64)	$170,515
Corporate bonds	111,690	170	(23)	111,837
Commercial Paper	66,667	—	—	66,667
	$348,876	$230	$(87)	$349,019

As of December 31, 2019 and September 30, 2019 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $40,941 and $65,013, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$3,877	$6,936
Accrued payroll and related expenses	1,628	3,894
Accrued clinical manufacturing	2,580	3,447
Accrued professional fees	921	759
Accrued other	405	884
	$9,411	$15,920

Other long-term liabilities:
Uncertain tax positions	$1,679	$1,746
Accrued rent expense	—	900
Capital lease obligation	—	200
Asset retirement obligation	254	254
	$1,933	$3,100

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $922,000 through December 31, 2019. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

The Company is receiving annually tiered royalties per Company protease product ranging from ten percent up to twenty percent, or on a blended basis from ten percent up to the high teens, on the portion of AbbVie’s calendar year net sales of each HCV regimen that is allocated to the protease inhibitor in the regimen. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.
7.	Series 1 Nonconvertible Preferred Stock

As of December 31, 2019, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
8.	Stock-Based Awards

The Company grants stock-based awards, including stock options and unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019. The Company also has outstanding unit awards, stock options and restricted stock unit awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2019:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2019	2,967	$46.54	6.7	$57,336
Granted	577	63.32
Exercised	(76)	30.16
Forfeited	(23)	75.36
Outstanding as of December 31, 2019	3,445	$49.53	6.8	$58,637
Options vested and expected to vest as of December 31, 2019	3,445	$49.53	6.8	$58,637
Options exercisable as of December 31, 2019	2,002	$38.28	5.4	$51,630

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2019:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	41	$73.02	41	$67.76
Granted	27	63.94	27	45.81
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested at December 31, 2019	68	$69.37	68	$58.94

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	95	$30.00
Granted	—	—
Vested	(48)	30.00
Cancelled	(1)	30.00
Unvested at December 31, 2019	46	$30.00

Stock-Based Compensation Expense

During the three months ended December 31, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2019	2018
	(in thousands)
Research and development	$2,492	$2,274
General and administrative	2,606	3,569
	$5,098	$5,843

	Three Months ended
	December 31,
	2019	2018
	(in thousands)
Stock options	$4,335	$3,904
Performance stock units	243	1,206
rTSRUs	362	531
Restricted stock units	158	202
	$5,098	$5,843

During the three months ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense for PSUs and performance-based options for which vesting became probable upon achievement of performance-based targets that occurred during their respective periods.

As of December 31, 2019, the Company had an aggregate of $52,006 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.
9.	Net Income Per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$13,443	$26,011
Denominator:
Weighted average common shares outstanding—basic	19,751	19,426
Net income per share common share—basic	$0.68	$1.34
Diluted net income per share:
Numerator:
Net income	$13,443	$26,011
Denominator:
Weighted average common shares outstanding—basic	19,751	19,426
Dilutive effect of common stock equivalents	1,022	1,384
Weighted average common shares outstanding—diluted	20,773	20,810
Net income per share common share—diluted	$0.65	$1.25
Anti-dilutive common stock equivalents excluded from above	1,896	606

10.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the three months ended December 31, 2019, the Company determined the use of the discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of the Company’s tax rate to small changes in projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. As such, the Company has discretely calculated the tax provision based on pre-tax results through the three months ended December 31, 2019. For the three months ended December 31, 2019 and 2018, the Company recorded income tax expense of $1,504 and $3,730, respectively, both of which were attributable to the Company’s domestic operations. The Company has no foreign operations and therefore, has not provided for any foreign taxes.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS, which was paid in September 2018, the amount of which was immaterial to the financial statements. The Company is in the process of finalizing the completion of the IRS audit. During October 2018, the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016.  The Company received a notice of proposed adjustment from the DOR, the amount of which was immaterial to the financial statements. The Company is in the process of finalizing the completion of the DOR audit.  The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had an unrecognized tax benefit of $1,679 and $1,650 as of December 31, 2019 and September 30, 2019, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.
11.	Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street, was effective in fiscal 2011 and expires in September 2022 with an option to extend the lease term for an additional five years. The second lease, for office space located at 400 Talcott Avenue, was effective September 2018 and expires in August 2024 with two options to extend the lease term for an additional three years each.  The options to extend the lease terms were not included in the right-of-use assets and lease liabilities as they were not reasonably certain of being exercised.  The lease payments for the office and laboratory space include fixed lease payments that escalate over the terms of the leases. Additionally, the Company’s office and laboratory space leases require the Company to pay for certain operating expenses based on actual costs incurred and therefore as the amounts are variable in nature are expensed in the period incurred and included in variable lease costs.

In October 2019, the Company entered into an agreement to lease units of equipment over eighteen-month lease periods commencing upon shipment of each unit. The lease agreement contains an option to terminate the lease early, however this early-termination option was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.  The equipment lease requires the Company to pay for certain consumable and peripheral equipment supplies based on actual costs incurred and therefore as these costs are variable in nature, they are expensed in the period incurred and included in variable lease costs.

The components of lease expense for the Company’s real estate and equipment leases were as follows:

Three Months Ended
December 31, 2019
(in thousands)
Operating lease cost	$663
Short-term lease cost	—
Variable lease cost	479
$1,142

Other information:

Three months ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$736
Operating lease liabilities arising from obtaining right-of-use assets	$1,131

December 31, 2019
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	2.99
Weighted-average discount rate - operating leases	6.50%

Incremental borrowing rates were used to calculate the present value of the Company’s real estate and equipment leases.

Future annual minimum lease payments under the Company’s real estate and equipment operating leases as of December 31, 2019 were as follows:

Years ended September 30,	(in thousands)
2020	$2,713
2021	3,457
2022	2,786
2023	608
2024	519
Total future minimum lease payments	10,083
Less: imputed interest	(964)
Total operating lease liabilities	$9,119

Included in the balance sheet:	December 31, 2019
(in thousands)
Current operating lease liabilities	$3,132
Operating lease liabilities, net of current portion	5,987
Total operating lease liabilities	$9,119

As previously disclosed in the Company’s 2019 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating leases as of September 30, 2019:

Years Ended September 30,	Operating Leases	Capital Leases
	(in thousands)
2020	$2,728	$93
2021	2,803	101
2022	2,684	99
2023	608	—
2024	519	—
Thereafter	—	—
Total	$9,342	$293

In connection with one of the real estate leases, the Company has a total outstanding letter of credit in the amount of $608 as of December 31, 2019 and September 30, 2019, collateralized by a money market account.  As of December 31, 2019 and September 30, 2019, the Company classified the $608 related to the money market account as long-term restricted cash.

12.Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2019 included in our Annual Report on Form 10-K for that fiscal year which is referred to as our 2019 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

The Enanta name and logo are our trademarks. This Quarterly Report also includes trademarks, trade names and service marks of other persons. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs primarily for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (DAA) combination treatment for HCV and marketed under the tradenames MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and, to the extent necessary, our existing financial resources, provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets with the following compounds in clinical development, all of which have been granted Fast Track designation by the U.S. Food and Drug Administration (FDA):

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

We had $414.7 million in cash and marketable securities at December 31, 2019. We expect cash flows from continuing royalties on our HCV products and, to the extent necessary, our existing financial resources, will allow us to continue to fund our wholly owned research and development programs for the foreseeable future.

Our Wholly Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV, HBV and human metapneumovirus, or hMPV, and in liver disease (non-viral), namely NASH and PBC:

•

RSV and hMPV: We have a clinical stage program for RSV, for which the lead asset is EDP-938, and we have recently launched discovery efforts in hMPV, a virus that causes respiratory infection with symptoms similar to RSV.

We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have been investigating it as our first clinical candidate for RSV. EDP-938 is the only N-protein inhibitor in clinical development.

o	In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV.
o

In November 2019, we initiated our first Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral (DAA) therapy. Due to the apparent peak of the RSV season being early in North America this winter, we are now planning to continue the study in the southern hemisphere later in the year and enrollment in all sites through 2020, with the goal of having data in the first half of 2021.

o	Concurrent with the RSVP study, we are also planning to initiate two additional studies by the end of calendar 2020, one in pediatric patients and one in an immune-compromised population.

Since announcing our new drug discovery program for hMPV in January 2020, we are currently optimizing nanomolar inhibitor leads against this virus.

•

NASH and PBC: We are working on compounds, referred to as FXR agonists, that selectively bind to and activate the farnesoid X receptor, or FXR.  FXR agonists have shown efficacy in NASH and we believe that this mechanism has promise as an important component in potential combination therapies for NASH. We have EDP-305 ready for a Phase 2b study and we have identified a follow-on compound, EDP-297, to initiate clinical development in mid-calendar 2020. We plan to develop at least one of these compounds primarily for use in combination treatments of NASH, a liver disease with very few therapeutic options. Our lead FXR agonist, EDP-305, represents a class of FXR agonists designed to take advantage of increased binding interactions with this receptor.

o

By early in the second quarter of calendar 2020, we plan to initiate dosing in a 72-week Phase 2b study, named ARGON-2, with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo. The study will include an interim analysis to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms for NASH.

o	Next, we expect to initiate Phase 1 development in mid-calendar 2020 of EDP-297 as our follow-on FXR development candidate.
o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination with an FXR agonist or other therapies for NASH.
o

We also have an ongoing Phase 2a study, named INTREPID, to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with primary biliary cholangitis, or PBC. We expect to have data from this study in the second quarter of calendar 2020.

•	HBV: In July 2019, we announced initiation of a Phase 1a/1b clinical study of EDP-514, our lead core inhibitor for the treatment of hepatitis B virus (HBV).
o

The randomized, double-blind, placebo-controlled Phase 1a/1b study is designed to evaluate first the safety, tolerability and pharmacokinetics (PK) of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects, and then the antiviral activity of EDP-514 in patients with chronic HBV infection that is being suppressed with nucleos(t)ide-reverse-transcriptase treatment, whom we refer to as nuc-suppressed patients.

o

The SAD and MAD part of the study (Part 1) has been completed successfully.   Overall, EDP-514 demonstrated a favorable safety profile in healthy subjects for up to 14 days and was well tolerated with all treatment emergent adverse events being mild in intensity and with no discontinuations due to adverse events.  Further, there were no significant individual laboratory data findings or pattern of abnormalities and EDP-514’s pharmacokinetic profile demonstrated good blood levels that support once-daily dosing.

o	Based on these results, we have initiated Part 2 of the study to evaluate EDP-514 in nuc-suppressed patients.
o

We are also planning to initiate in the second quarter of calendar 2020 a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood, whom we refer to as viremic patients.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

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

•

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET™ (ex-U.S.) is referred to in this report as MAVYRET/MAVIRET. This regimen is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in developed country markets, and MAVYRET/MAVIRET remains the only 8-week pangenotypic HCV treatment.

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

The following table summarizes our product development pipeline in our liver disease and virology programs:

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In calendar 2020 we are continuing enrollment in our Phase 2b study of EDP-938 in adult out-patients with RSV and plan to initiate additional Phase 2 RSV studies in the fourth quarter, one in a pediatric patient population and a second in transplant patients.  In the first quarter we announced data from our Phase 1 study of EDP-514 in healthy volunteers, we initiated a Phase 1b study in patients with chronic HBV infection that is suppressed by nucleos(t)ide-reverse-transcriptase treatment (nuc-suppressed), and we plan to initiate a separate Phase 1b study of EDP-514 in chronic HBV patients who are not on HBV therapy.  We also plan to initiate our ARGON-2 study of EDP-305 in NASH patients by early in the second quarter of calendar 2020, as well as a Phase 1 study of EDP-297, our FXR follow-on development candidate, in mid-calendar 2020. As a result of our clinical development program as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2020 than in 2019 as we continue to advance our RSV, NASH and HBV programs.

We are funding our operations primarily through payments received under our collaboration agreement with AbbVie and, to the extent necessary, our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET.  AbbVie has guided that it expects its calendar 2020 HCV sales will be approximately $2.5 billion.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue, as well as the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds, it is uncertain whether we will continue to report net income in future periods.

Royalty Revenue

Our revenue consists of royalties received under our collaboration agreement with AbbVie, substantially all of which are now derived from sales of MAVYRET/MAVIRET. Under the terms of our AbbVie agreement, as amended in October 2014, we earn annually tiered, double-digit royalties on the 50% of AbbVie’s net sales of MAVYRET/MAVIRET allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

We expect all of our revenue in fiscal 2020 to be generated from royalties received under our collaboration agreement with AbbVie. There are no further milestones expected to be earned under the agreement.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018
	(in thousands)
Research and development	$32,778	$34,878
General and administrative	6,921	7,152
Total operating expenses	$39,699	$42,030

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

Other Income (Expense), Net

Other income (expense), net consists of interest income, interest expense and the change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities.

Income Tax Expense

Income tax (expense) benefit is based on our best estimate of applicable income tax rates, net research and development tax credits and deferred income taxes, for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period, except when a reliable estimate of the annual effective tax rate cannot be made and we instead use the year-to-date effective tax rate.

Results of Operations

Comparison of Three Months Ended December 31, 2019 and 2018

	Three Months Ended
	December 31,
	2019	2018
	(in thousands)
Royalty revenue	$52,570	$69,886
Research and development	32,778	34,878
General and administrative	6,921	7,152
Other income (expense), net	2,076	1,885
Income tax expense	(1,504)	(3,730)

Royalty Revenue

Our revenue consists of royalties received under our collaboration agreement with AbbVie, substantially all of which are now derived from sales of MAVYRET/MAVIRET. Our collaboration’s MAVYRET/MAVIRET regimen, a pan-genotypic treatment combining two DAAs, began commercialization in the third calendar quarter of 2017, following its approval in the EU and the U.S. We are entitled to annually tiered, double-digit, per-product royalties on 50% of all net sales of MAVYRET/MAVIRET. Our royalty revenues eligible to be earned in the future will potentially fluctuate depending on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated with that regimen. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

We recognized royalty revenue of $52.6 million during the three months ended December 31, 2019 as compared to $69.9 million during the three months ended December 31, 2018.

Research and development expenses

	Three Months Ended
	December 31,
	2019	2018
	(in thousands)
R&D programs:
Liver disease (non-viral)	$13,433	$18,655
Virology	19,236	16,132
Other	109	91
Total research and development expenses	$32,778	$34,878

Research and development expense decreased by $2.1 million for the three months ended December 31, 2019 as compared to the same period in 2018. The decrease in expenses in our liver disease program was due to timing of clinical studies. We completed a Phase 2a study of EDP-305 in a NASH population in fiscal 2019 and plan to initiate a Phase 2b study by early in in the second calendar quarter of 2020. The increase in expenses in our virology program was primarily due to the progression of clinical activities in our HBV program, including initiation of the ongoing Phase 1a/1b clinical study of EDP-514.  We expect our research and development expenses to increase as our wholly owned programs advance.

General and administrative expenses

General and administrative expenses remained relatively flat quarter over quarter.

Other income (expense), net

Other income (expense), net, remained relatively flat quarter over quarter.

Income tax expense

For the three months ended December 31, 2019 and 2018, we recorded an income tax expense of $1.5 million and $3.7 million, respectively. Income tax expense for the three months ended December 31, 2019 was driven primarily by our pre-tax income, research and development tax credits and the federal income tax benefit from foreign-derived royalty income. Income tax expense for the three months ended December 31, 2018 was driven primarily by our pre-tax income and research and development tax credits.

Liquidity and Capital Resources

At December 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $414.7 million.

The following table shows a summary of our cash flows for the three months ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$12,363	$30,254
Investing activities	(37,201)	(20,931)
Financing activities	1,166	1,140
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,672)	$10,463

Net cash provided by operating activities

The decrease in cash provided by operating activities of $17.9 million for the three months ended December 31, 2019 as compared to the same period in 2018 was primarily driven by decreased net income year-over-year and net cash used by changes in our operating assets and liabilities of $6.4 million in the three months ended December 31, 2019 as compared to net cash used by changes in our operating assets and liabilities of $0.4 million for the same period in 2018.  Changes in our operating assets and liabilities in both periods were generally due to payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash used in investing activities

The increase in cash used in investing activities of $16.3 million for the three months ended December 31, 2019 as compared to the same period in 2018 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided for the three months ended December 31, 2019 as compared to the same period in 2018 was driven by a $1.1 million increase in proceeds from exercises of stock options, partially offset by a $1.1 million increase in withholding tax payments for the settlement of share-based awards.

Funding requirements

As of December 31, 2019, we had $414.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2019 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the three months ended December 31, 2019.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (referred to as our 2019 Form 10-K) for information about critical accounting policies as well as a description of our other significant accounting policies.

Other than the impact of the adoption of ASC 842 in the first quarter of fiscal 2020, as disclosed in Note 2 to our unaudited financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies since September 30, 2019.  For further information, please see the discussion of critical accounting policies included in our 2019 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $414.7 million at December 31, 2019 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds.  Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

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

The statement of risk factors provided in this Item 1A includes any material changes to and supersedes the statement of risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 27, 2019 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-Q and our other filings made from time to time with the SEC.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi™ (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC, which has had an impact on the competitive landscape. For example, in March 2019, the state of Louisiana announced the selection of Asegua Therapeutics as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication. Other competitive products in the form of other treatment methods or a vaccine for HCV may render AbbVie’s HCV regimens obsolete or noncompetitive. AbbVie’s regimens that contain one of our collaboration’s protease inhibitors will face competition based on their safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If any of AbbVie’s HCV regimens face competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e. Gilead and Asegua Therapeutics), the collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, and Nathalie Adda, M.D., our Senior Vice President and Chief Medical Officer, as well as other employees and consultants. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

We cannot be assured that after spending substantial time and resources, we will obtain regulatory approvals in any desired jurisdiction. Even if we were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we do or could in effect shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, it may ultimately not be possible to achieve the prices intended for our products. In many foreign countries, including those in the European Union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and our business.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republicans in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. On December 14, 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the District Court to reconsider its earlier invalidation of the entire Affordable Care Act.  It is unclear how this decision, subsequent proceedings and appeals in this case, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation, or the Texas court challenge, may have on us or on AbbVie’s sales of MAVYRET/MAVIRET.

In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect any healthcare reform measures that may be adopted in the future could result in more rigorous coverage criteria and an additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET, which could seriously harm our future revenues, and the price of our common stock could be materially adversely affected.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable authorities in other jurisdictions. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. AbbVie’s inability to continue to obtain coverage and profitable payment rates from both government-funded and private payors for MAVYRET/MAVIRET, or our inability to obtain the same for any product candidate that we develop, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers, or a trade war, political unrest or an epidemic in China, could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the recent outbreak of the 2019 nCoV coronavirus in the Wuhan region of China. To date our contract manufacturer in China, which is not located in the Wuhan region, has advised that the Chinese government has required it to remain closed for a three-day extension of the Chinese New Year holiday week. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through December 31, 2019, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of December 31, 2019 of $61.78 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $12.9 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we had 19.8 million shares of common stock outstanding. In addition, as of December 31, 2019, 3.4 million and 0.2 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 10, 2020

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)