Form 10-Q
period 2020-03-31
ENANTA PHARMACEUTICALS INC
filed 2020-05-11
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 20,004,258 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2020

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,338	$51,230
Short-term marketable securities	280,917	284,006
Accounts receivable	27,619	51,313
Prepaid expenses and other current assets	19,835	15,299
Total current assets	402,709	401,848
Long-term marketable securities	80,099	65,013
Property and equipment, net	9,738	10,927
Deferred tax assets	12,418	11,341
Operating lease, right-of-use assets	7,837	—
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$513,501	$489,829
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,945	$6,689
Accrued expenses and other current liabilities	9,807	15,920
Operating lease liabilities	3,764	—
Total current liabilities	19,516	22,609
Operating lease liabilities, net of current portion	5,330	—
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	1,036	3,100
Total liabilities	27,510	27,337
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 19,986 and 19,703 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	200	197
Additional paid-in capital	314,005	298,409
Accumulated other comprehensive income	608	146
Retained earnings	171,178	163,740
Total stockholders' equity	485,991	462,492
Total liabilities and stockholders' equity	$513,501	$489,829

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Royalty revenue	$27,619	$39,631	$80,189	$109,517
Operating expenses:
Research and development	32,610	34,155	65,388	69,033
General and administrative	6,884	6,780	13,805	13,932
Total operating expenses	39,494	40,935	79,193	82,965
Income (loss) from operations	(11,875)	(1,304)	996	26,552
Other income (expense):
Interest income (expense), net	1,950	2,245	4,026	4,130
Total other income (expense), net	1,950	2,245	4,026	4,130
Income (loss) before income taxes	(9,925)	941	5,022	30,682
Income tax (expense) benefit	3,920	3,204	2,416	(526)
Net income (loss)	$(6,005)	$4,145	$7,438	$30,156

Net income (loss) per share:
Basic	$(0.30)	$0.21	$0.37	$1.55
Diluted	$(0.30)	$0.20	$0.36	$1.44

Weighted average shares outstanding:
Basic	19,922	19,549	19,836	19,487
Diluted	19,922	21,084	20,692	20,946

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$(6,005)	$4,145	$7,438	$30,156
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax of $119 and $78, $147 and $123	374	245	$462	$386
Total other comprehensive income, net of tax	374	245	462	386
Comprehensive income (loss)	$(5,631)	$4,390	$7,900	$30,542

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options	40	—	1,161	—	—	1,161
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income, net of tax	—	—	—	141	—	141
Net income	—	—	—	—	26,011	26,011
Balances at December 31, 2018	19,435	$194	$283,530	$(257)	$143,368	$426,835
Exercise of stock options	157	2	4,464	—	—	4,466
Vesting of restricted stock units, net of withholding	77	1	(4,189)			(4,188)
Stock-based compensation expense		—	4,707	—	—	4,707
Other comprehensive income, net of tax	—	—	—	245	—	245
Net income	—	—	—	—	4,145	4,145
Balances at March 31, 2019	19,669	$197	$288,512	$(12)	$147,513	$436,210

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287
Exercise of stock options	160	2	4,714	—	—	4,716
Vesting of restricted stock units, net of withholding	16	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	4,977	—	—	4,977
Other comprehensive income, net of tax	—	—	—	374	—	374
Net loss	—	—	—	—	(6,005)	(6,005)
Balances at March 31, 2020	19,986	$200	$314,005	$608	$171,178	$485,991

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$7,438	$30,156
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,076	10,550
Depreciation and amortization expense	1,819	1,482
Deferred income taxes	(1,224)	(800)
Premium paid on marketable securities	(2,398)	(1)
Accretion of discount on marketable securities	(379)	(2,213)
Other non-cash items	—	37
Change in operating assets and liabilities:
Accounts receivable	23,694	27,574
Prepaid expenses and other current assets	(4,536)	(9,598)
Operating lease, right-of-use assets	1,311	—
Accounts payable	(731)	2,886
Accrued expenses	(5,585)	1,259
Income taxes payable	—	(1,388)
Operating lease liabilities	(1,484)	—
Other long-term liabilities	(964)	396
Net cash provided by operating activities	27,037	60,340
Cash flows from investing activities
Purchase of marketable securities	(171,884)	(271,712)
Proceeds from maturities and sale of marketable securities	163,273	254,994
Purchase of property and equipment	(842)	(2,891)
Net cash used in investing activities	(9,453)	(19,609)
Cash flows from financing activities
Proceeds from exercise of stock options	7,022	5,627
Payments for settlement of share-based awards	(1,498)	(4,188)
Payments of capital lease obligations	—	(42)
Net cash provided by financing activities	5,524	1,397
Net increase (decrease) in cash, cash equivalents and restricted cash	23,108	42,128
Cash, cash equivalents and restricted cash at beginning of period	51,838	64,510
Cash, cash equivalents and restricted cash at end of period	$74,946	$106,638
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50	$9,955
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$109	$1,598
Operating lease liabilities arising from obtaining right-of-use assets	$1,997	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second protease inhibitor discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral (DAA) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), non-alcoholic steatohepatitis (“NASH”), hepatitis B virus (“HBV”), human metapneumovirus (hMPV), and SARS-CoV-2 (COVID-19).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the virus. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent there are disruptions in the supply chains for its research and product candidates, delays in the conduct of current and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. In the three months ended March 31, 2020 and through the date of issuance of these financial statements, the Company’s consolidated financial position, results of operations and cash flows have not been materially impacted by the COVID-19 pandemic.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it, as well as the cumulative economic impact of both of those factors.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2020 and for the six months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020 and results of operations for the three and six months ended March 31, 2020 and 2019 and cash flows for the six months ended March 31, 2020 and 2019, have been made. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances and other facts. The future developments of the COVID-19 pandemic which may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of March 31, 2020. Actual results could differ from the Company’s estimates.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on an assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at the commencement date, and thereafter, if modified, based on the present value of lease payments over the lease term. The lease term includes any renewal or early-termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The underlying assets of the Company’s leases as of the adoption date consisted of office and laboratory space.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This amendment is effective for the Company in the fiscal year beginning October 1, 2021; however, early adoption is permitted. The Company is currently in the process of evaluating the impact that ASU 2019-12 may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2020 and September 30, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$69,304	$—	$—	$69,304
Marketable securities:
U.S. Treasury notes	168,191	—	—	168,191
Commercial paper	—	45,876	—	45,876
Corporate bonds	—	146,949	—	146,949
	$237,495	$192,825	$—	$430,320
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,569	$—	$—	$44,569
Marketable securities:
U.S. Treasury notes	170,515	—	—	170,515
Corporate bonds	—	111,837	—	111,837
Commercial paper	—	66,667	—	66,667
	$215,084	$178,504	$—	$393,588
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

During the six months ended March 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range (Weighted Average)
	March 31,	September 30,
Unobservable Input	2020	2019
Probabilities of payout	0%-60%	0%-60%
Discount rate	6.00%	6.00%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2019	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, March 31, 2020	$1,628

4.	Marketable Securities

As of March 31, 2020 and September 30, 2019, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$166,780	$1,411	$—	168,191
Corporate bonds	147,608	17	(676)	146,949
Commercial Paper	45,876	—	—	45,876
	$360,264	$1,428	$(676)	$361,016

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$170,519	$60	$(64)	$170,515
Corporate bonds	111,690	170	(23)	111,837
Commercial Paper	66,667	—	—	66,667
	$348,876	$230	$(87)	$349,019

As of March 31, 2020 and September 30, 2019 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $80,099 and $65,013, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$2,880	$6,936
Accrued payroll and related expenses	1,969	3,894
Accrued clinical manufacturing	3,819	3,447
Accrued professional fees	499	759
Accrued other	640	884
	$9,807	$15,920

Other long-term liabilities:
Uncertain tax positions	$764	$1,746
Accrued rent expense	—	900
Capital lease obligation	—	200
Asset retirement obligation	272	254
	$1,036	$3,100

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $975,000 through March 31, 2020. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of March 31, 2020, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2020:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2019	2,967	$46.54	6.7	$57,336
Granted	684	61.80
Exercised	(237)	29.68
Forfeited	(100)	69.61
Outstanding as of March 31, 2020	3,314	$50.20	6.8	$32,699
Options vested and expected to vest as of March 31, 2020	3,314	$50.20	6.8	$32,699
Options exercisable as of March 31, 2020	1,978	$40.39	5.5	$30,213

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending March 31, 2020:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	41	$73.02	41	$67.76
Granted	27	63.94	27	45.81
Vested	(3)	77.93	(20)	84.70
Cancelled	(19)	77.93	(2)	84.70
Unvested at March 31, 2020	46	65.23	46	$46.46

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	95	$30.00
Granted	—	—
Vested	(48)	30.00
Cancelled	(2)	30.00
Unvested at March 31, 2020	45	$30.00

Stock-Based Compensation Expense

During the three and six months ended March 31, 2020 and 2019, the Company recognized the following stock-based compensation expense:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Research and development	$2,688	$2,194	$5,180	$4,468
General and administrative	2,289	2,513	4,896	6,082
	$4,977	$4,707	$10,076	$10,550

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Stock options	$4,441	$3,949	$8,777	$7,853
Performance stock units	16	72	259	1,278
rTSRUs	359	493	721	1,025
Restricted stock units	161	193	319	394
	$4,977	$4,707	$10,076	$10,550

During the six months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during their respective performance periods.

As of March 31, 2020, the Company had an aggregate of $47,904 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.
9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(6,005)	$4,145	$7,438	$30,156
Denominator:
Weighted average common shares outstanding —basic	19,922	19,549	19,836	19,487
Net income (loss) per share common share—basic	$(0.30)	$0.21	$0.37	$1.55
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(6,005)	$4,145	$7,438	$30,156
Denominator:
Weighted average common shares outstanding —basic	19,922	19,549	19,836	19,487
Dilutive effect of common stock equivalents	—	1,535	856	1,459
Weighted average common shares outstanding —diluted	19,922	21,084	20,692	20,946
Net income (loss) per share common share—diluted	$(0.30)	$0.20	$0.36	$1.44
Anti-dilutive common stock equivalents excluded from above	3,714	784	2,457	694

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the six months ended March 31, 2020, the Company determined the use of the discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of the Company’s tax rate to small changes in projected pre-tax earnings, which can result in significant variations in the customary relationship between income tax expense and pre-tax income. As such, the Company has discretely calculated the tax provision based on pre-tax results through the six months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $3,920 and $3,204, respectively, both of which were attributable to the Company’s domestic operations. The Company has no foreign operations and therefore, has not provided for any foreign taxes. For the six months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $2,416 and income tax (expense) of ($526), respectively. Although the Company reported pre-tax income for the six months ended March 31, 2020, the Company recorded an income tax benefit due to federal research and development tax credits, release of an uncertain tax position and stock award-related activity during the year. For the six months ended March 31, 2019, the Company recorded income tax (expense) of ($526) driven by its pre-tax income which was offset by federal research and development tax credits and employee stock award-related activity during the prior year.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS, which was paid in September 2018, the amount of which was immaterial to the consolidated financial statements. The Company is in the process of finalizing the completion of the IRS audit. In addition, during October 2018 the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. The Company received a notice of proposed adjustment from the DOR, the amount of which was immaterial to the consolidated financial statements. The Company finalized the adjustment with the DOR during the three months ended March 31, 2020. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had unrecognized tax benefits totaling $764 and $1,650 as of March 31, 2020, and September 30, 2019, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. In conjunction with the finalization of the DOR audit, the Company released an uncertain tax benefit of $539 during the three months ended March 31, 2020 which was reflected in the income tax benefit reported during the period.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the CARES Act, the Company is permitted to carry back net operating losses originating beginning in fiscal 2018 through fiscal 2020 for up to five years. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s consolidated financial statements for the three months ended March 31, 2020.
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

In October 2019, the Company entered into an agreement to lease units of equipment over eighteen-month lease periods commencing upon shipment of each unit. The lease agreement contains an option to terminate the lease early, however this early-termination option was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.  The equipment lease requires the Company to pay for certain consumable and peripheral equipment supplies based on actual costs incurred and therefore, as these costs are variable in nature, they are expensed in the period incurred and included in variable lease costs.

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
	(in thousands)
Operating lease cost	$950	$1,613
Short-term lease cost	—	—
Variable lease cost	488	967
	$1,438	$2,580

Other information:

	Three months ended	Six months ended
	March 31, 2020	March 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,048	$1,784
Operating lease liabilities arising from obtaining right-of-use assets	$866	1,997

		March 31, 2020
		(in thousands)
Weighted-average remaining lease term - operating leases (in years)		2.70
Weighted-average discount rate - operating leases		6.50%

Incremental borrowing rates were used to calculate the present value of the Company’s real estate and equipment leases.

Future annual minimum lease payments under the Company’s real estate and equipment operating leases as of March 31, 2020 were as follows:

Years ended September 30,	(in thousands)
2020	$2,108
2021	3,927
2022	2,787
2023	608
2024	519
Total future minimum lease payments	9,949
Less: imputed interest	(855)
Total operating lease liabilities	$9,094

Included in the balance sheet:	March 31, 2020
(in thousands)
Current operating lease liabilities	$3,764
Operating lease liabilities, net of current portion	5,330
Total operating lease liabilities	$9,094

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

In connection with one of the real estate leases, the Company has a total outstanding letter of credit in the amount of $608 as of March 31, 2020 and September 30, 2019, collateralized by a money market account. As of March 31, 2020 and September 30, 2019, the Company classified the $608 related to the money market account as long-term restricted cash.

12.Commitments and Contingencies

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2020.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral (DAA) combination treatment for HCV and marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and, to the extent necessary, our existing financial resources, provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets with the following compounds in clinical development, all of which have been granted Fast Track designation by the U.S. Food and Drug Administration (FDA):

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

We had $435.4 million in cash and marketable securities at March 31, 2020. We expect cash flows from continuing royalties on our HCV products and, to the extent necessary, our existing financial resources, will allow us to continue to fund our wholly owned research and development programs for the foreseeable future.

Our Wholly Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV, HBV, human metapneumovirus, or hMPV, and SARS-CoV-2, and in NASH, a non-viral liver disease:

•

RSV, hMPV and SARS-CoV-2: We have a clinical stage program for RSV, for which the lead asset is EDP-938. We recently launched discovery efforts for hMPV, a virus that causes respiratory infection with symptoms similar to RSV, and for SARS-CoV-2, the virus that causes COVID-19.

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
o

In November 2019, we initiated our first Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral (DAA) therapy. We completed dosing for the 2019-2020 winter RSV season in the U.S. and are on track with plans to move the study to the Southern Hemisphere. Given uncertainties created by the spread of COVID-19 in that region, we are also keeping our North American sites ready for reactivation in the fall and winter RSV season and we are planning to add a substantial number of sites in Europe. If we can complete enrollment of the study in the Northern Hemisphere next winter, we would expect to have data in the third calendar quarter of 2021.

o

Concurrent with the RSVP study, we are also planning to initiate two additional RSV studies in the fourth calendar quarter of 2020, one in pediatric patients and one in adult transplant patients who are immune-compromised. Fortunately, to date, it appears the health effects of COVID-19 in children generally have not been as severe as in adults, and we anticipate parents will continue to take ill children to a doctor even if the pandemic continues into the fall and winter RSV season in the Northern Hemisphere. Further, we expect that adult transplant patients will be on high alert for respiratory illness and, given their immune-suppressed condition, we hope they would be willing to participate in a clinical study if it can be performed in a way that does not increase their risk of COVID-19 infection. However, we recognize there are potentially other challenges for the transplant study, including fluctuations in the number of transplants being performed, which will depend on how the pandemic evolves later in the year.

Since announcing our new drug discovery program for hMPV in January 2020, we are currently optimizing nanomolar inhibitor leads against this virus and are working toward identifying our first clinical candidate for this indication.

Additionally, in March 2020, we announced new discovery efforts for the treatment of COVID-19, taking a two-pronged approach. We are testing compounds from our antiviral compound library for potential activity against SARS-CoV-2, as well as initiating a drug discovery program using our expertise in direct-acting antiviral mechanisms to discover new compounds to treat COVID-19.

NASH: We are working on compounds EDP-305 and EDP-297, referred to as FXR agonists, that selectively bind to and activate the Farnesoid X receptor, or FXR. These compounds represent a class of FXR agonists designed to take advantage of increased binding interactions with this receptor. FXR agonists have shown efficacy in NASH and we believe that this mechanism has promise as an important component in potential combination therapies for NASH. We plan to develop at least one of these compounds primarily for use in combination treatments of NASH, a liver disease with very few therapeutic options.

o

We were ready to initiate dosing of a 72-week Phase 2b study, named ARGON-2, with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo in March 2020. However, due to the COVID-19 pandemic, we have paused recruitment and dosing of the study. We are hopeful we can resume this trial within the next couple of months, depending on whether enough of our clinical trial sites for this study are able to open in the context of COVID-19. The study will include an interim analysis to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms for NASH.

o

We also plan to initiate Phase 1 development of EDP-297 later in the third calendar quarter of 2020, subject to a determination that it is safe to initiate the healthy volunteer study at the trial site in the context of the COVID-19 pandemic.

o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination with an FXR agonist or other therapies for NASH.
o

We also have completed a Phase 2a study, named INTREPID, to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with primary biliary cholangitis, or PBC. While the INTREPID study did not meet the primary endpoint in subjects with PBC in the intent-to-treat analysis (ITT), as defined by at least a 20% reduction in ALP, several key biomarkers across the two dosing arms had statistically highly significant changes compared to the placebo arm, demonstrating strong target engagement of the FXR mechanism by EDP-305. However, rather than conducting further dose selection studies with EDP-305 in PBC, a disease for which there is already an approved second-line FXR agonist therapy and for which generic fibrates are showing benefit in some studies, we intend to devote our future efforts with EDP-305 only to NASH.

•	HBV: In July 2019, we announced initiation of a Phase 1a/1b clinical study of EDP-514, our lead core inhibitor for the treatment of hepatitis B virus (HBV).
o

The randomized, double-blind, placebo-controlled Phase 1a/1b study is designed to evaluate first the safety, tolerability and pharmacokinetics (PK) of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects, and then the antiviral activity of EDP-514 in patients with chronic HBV infection that are being suppressed with nucleos(t)ide-reverse-transcriptase treatment – the current standard of care, whom we refer to as nuc-suppressed HBV patients.

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

o

Based on these results, we initiated Part 2 of the study to evaluate EDP-514 in nuc-suppressed patients in the first quarter of calendar 2020. However, due to the COVID-19 pandemic, we have paused recruitment of this study. We are regularly evaluating the circumstances around this study and are hoping to resume enrollment within the next couple of months, depending on whether enough of our clinical sites are able to open.

o

Finally, in the second calendar quarter of 2020, we are also planning to initiate a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood, whom we refer to as viremic HBV patients.

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

•

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) is referred to in this report as MAVYRET/MAVIRET. This regimen is a novel, once daily, all oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment.

•

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, and the annual royalty tiers for each product return to the lowest tier for sales on and after each January 1.

The following table summarizes our product development pipeline in our liver disease and virology programs:

PRODUCT CANDIDATE		DISCOVERY	PRECLIN	PHASE 1	PHASE 2	PHASE 3	MARKET	STATUS
HCV	Protease Inhibitor	glecaprevir-containing pan-genotypic 2-DAA combo						Pan-genotypic: Marketed by AbbVie
RSV	N-protein Inhibitor	EDP-938						Phase 2b "RSVP" study ongoing
NASH	FXR Agonist	EDP-305						Phase 2a "ARGON-1" study complete
HBV	Core Inhibitor	EDP-514						Phase 1a study complete
NASH	FXR Agonist Follow-on	EDP-297						Preclinical
hMPV	Inhibitor							Discovery
COVID-19	SARS-CoV-2 Inhibitor							Discovery
RSV, HBV, NASH, other								Discovery or Preclinical

*Fixed-dose combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed as MAVYRET (U.S.) and MAVIRET (ex-U.S.), it replaces VIEKIRA PAK (no longer sold in the U.S.) and VIEKIRAX (sold primarily in select jurisdictions where MAVIRET is not yet approved).

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials and business operations, as well as the U.S. financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it, as well as the cumulative economic impact of both of those factors.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenues. Our employees have been working from home since early March 2020, including personnel in our laboratories, which has reduced to some extent our spending on laboratory operations. Since our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change.  We have paused enrollment in our two ongoing clinical trials, including ARGON-2 which had only just been initiated and had not yet enrolled any patients. While we are continuing with plans to initiate four additional clinical trials before the end of calendar 2020, it is unclear what impact, if any, the COVID-19 pandemic may have on the timeline for initiation and completion of all or any of these clinical trials, including the ones that are currently paused.

With regard to our royalty revenue, on May 1, 2020 AbbVie reduced its calendar 2020 HCV sales estimate from $2.5 billion to $2.3 billion, noting it was due in part to lower patient volumes in select international markets where patients are treated in hospitals affected by COVID-19. While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for the foreseeable future with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $435.4 million at March 31, 2020.

Please see Item 1A “Risk Factors” in this quarterly report for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted towards the discovery and development of novel compounds for the treatment of viral infections and liver diseases. As of May 2020, we have completed the RSV season in the U.S. in our RSVP study, and are on track with plans to move this Phase 2b study to the Southern Hemisphere. Given uncertainties created by the spread of COVID-19 in that region, we are also keeping our North American sites ready for reactivation in the fall and winter RSV season and we are planning to add a substantial number of sites in Europe for that season. If we can complete enrollment of the study in the Northern Hemisphere next winter, we would expect to have data in the third calendar quarter of 2021. We also plan to initiate additional Phase 2 RSV studies in the fourth calendar quarter of 2020, one in pediatric patients and a second in adult transplant patients.

In the first calendar quarter of 2020, we announced data from our Phase 1 study of EDP-514 in healthy volunteers and initiated a Phase 1b study in nuc-suppressed HBV patients. Recruitment for this study was paused due to the COVID-19 pandemic. We are regularly evaluating the circumstances around this study and are hoping to resume enrollment within the next two months depending on when our clinical trial sites are able to open. We also plan to initiate a separate Phase 1b study of EDP-514 in the second calendar quarter of 2020 in viremic HBV patients.

Regarding NASH, we were ready to initiate our ARGON-2 study of EDP-305 in NASH patients in March 2020, but we paused that study due to the COVID-19 pandemic. We are hopeful that we will be able to resume this trial within the next two months, depending on whether enough of our clinical trial sites for this study are able to open in the context of the COVID-19 pandemic. We also plan to start a Phase 1 study of EDP-297, our FXR follow-on development candidate, in the third calendar quarter of 2020.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2020 than in 2019 as we continue to advance our RSV, NASH, HBV, hMPV, and SARS CoV-2, programs. However if the COVID-19 pandemic slows down our development programs, it will reduce our spending in those areas in the near term.

We are funding our operations primarily through payments received under our collaboration agreement with AbbVie and, to the extent necessary, our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. AbbVie has guided that it expects its calendar 2020 HCV sales will be approximately $2.3 billion.

Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue, the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds and any further impact of the ongoing COVID-19 pandemic, it is uncertain whether our revenues will exceed our expenses in future quarters.

Royalty Revenue

Our revenue consists of royalties received under our collaboration agreement with AbbVie, substantially all of which are now derived from sales of MAVYRET/MAVIRET. Under the terms of our AbbVie agreement, we earn annually tiered, double-digit royalties on the 50% of AbbVie’s net sales of MAVYRET/MAVIRET allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands)
Research and development	$32,610	$34,155	$65,388	$69,033
General and administrative	6,884	6,780	13,805	13,932
Total operating expenses	$39,494	$40,935	$79,193	$82,965

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

Our research and drug discovery programs are at early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Royalty revenue	$27,619	$39,631
Research and development	32,610	34,155
General and administrative	6,884	6,780
Other income (expense), net	1,950	2,245
Income tax benefit	3,920	3,204

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

We recognized royalty revenue of $27.6 million during the three months ended March 31, 2020 as compared to $39.6 million during the three months ended March 31, 2019. In May 2020, AbbVie reported that the decrease in its calendar 2020 HCV sales was due to lower patient volumes in select international markets where patients are treated in hospitals affected by COVID-19, as well as increased competition affecting pricing and market share within the U.S. Managed Medicaid segment. In light of these factors, AbbVie has guided that it expects its calendar 2020 HCV sales will be approximately $2.3 billion.

Research and development expenses

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
R&D programs:
Virology	$19,644	$17,062
Liver disease (non-viral)	12,650	17,063
Other	316	30
Total research and development expenses	$32,610	$34,155

Research and development expenses decreased by $1.6 million for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in expenses in our liver disease program was due to timing of clinical studies. In 2019, we continued with enrollment in our ARGON-1 and INTREPID studies in our liver disease programs and in fiscal 2020 we substantially completed our ARGON-1 study expenses and were ready to initiate a Phase 2b study (ARGON-2) in March 2020. However, we paused recruitment and dosing of ARGON-2 due to the COVID-19 pandemic. The increase in expenses in our virology program was primarily due to the progression of clinical activities in our HBV program, including initiation of the Phase 1a/1b clinical study of EDP-514. Compensation expense also increased as we continued to advance our wholly owned programs in 2020. In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic prolongs the re-initiation of our ARGON-2 study or our EDP-514 Phase 1b study in nuc-suppressed HBV patients. Furthermore, COVID-19 could also impact recruitment rates in those studies or cause delays in our other studies we plan to initiate later in 2020. In the coming years, we expect our research and development expenses to increase as our wholly owned programs advance, subject to any long-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses remained relatively flat quarter over quarter.

Other income (expense), net

Other income (expense), net, decreased $0.3 million for the three months ended March 31, 2020 as compared to the same period in 2019 due to a net decrease in investment income.

Income tax benefit

For the three months ended March 31, 2020 and 2019, we recorded an income tax benefit of $3.9 million and an income tax benefit of  $3.2 million, respectively. The income tax benefit for the three months ended March 31, 2020 was driven primarily by our pre-tax loss, research and development tax credits and release of an uncertain tax liability during the quarter. The income tax benefit for the three months ended March 31, 2019 was driven by tax deductions for employee stock award-related activity during the prior year comparable period, despite reporting pre-tax income for the period.

Comparison of the Six Months Ended March 31, 2020 and 2019

	Six Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenue	$80,189	$109,517
Research and development	65,388	69,033
General and administrative	13,805	13,932
Other income (expense), net	4,026	4,130
Income tax (expense)	2,416	(526)

Royalty Revenue

We recognized revenue of $80.2 million during the six months ended March 31, 2020 as compared to $109.5 million during the same period in 2019. The decrease in royalty revenue of $29.3 million was driven by lower HCV sales as reported by AbbVie due to increased competition and lower treated patient volumes.

Research and development expenses

	Six Months Ended
	March 31,
	2020	2019
	(in thousands)
R&D programs:
Virology	$38,879	$33,194
Liver disease (non-viral)	26,083	35,717
Other	426	122
Total research and development expenses	$65,388	$69,033

Research and development expenses decreased by $3.6 million for the six months ended March 31, 2020 as compared to the same period in 2019. The decrease in expenses in our liver disease program was due to timing of clinical studies. In 2019, we continued with enrollment in our ARGON-1 and INTREPID studies in our liver disease programs and in fiscal 2020, we substantially completed our ARGON-1 study expenses and were ready to initiate a Phase 2b study (ARGON-2) in March 2020. However, we paused recruitment and dosing of ARGON-2 due to the COVID-19 pandemic. The increase in expenses in our virology program was primarily due to the progression of clinical activities in our HBV program, including initiation of the Phase 1a/1b clinical study of EDP-514. Compensation expense also increased as we continued to advance our wholly owned programs in 2020.

General and administrative expenses

General and administrative expenses remained relatively flat year over year.

Other income (expense), net

Other income (expense), net, remained relatively flat year over year.

Income tax (expense) benefit

For the six months ended March 31, 2020 and 2019 we recorded an income tax benefit of $2.4 million and income tax (expense) of $(0.5) million, respectively. Although we reported pre-tax income for the six months ended March 31, 2020, we recognized an income tax benefit due to federal research and development tax credits, release of an uncertain tax liability and stock award-related activity during the year. Income tax expense for the six months ended March 31, 2019 was driven primarily by our pre-tax income for the prior year comparable period and offset by federal research and development tax credits and tax deductions for employee stock award-related activity.

Liquidity and Capital Resources

At March 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $435.4 million. We believe, despite the ongoing global impact of COVID-19, that our principal sources of liquidity will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The following table shows a summary of our cash flows for the six months ended March 31, 2020 and 2019:

	Six Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$27,037	$60,340
Investing activities	(9,453)	(19,609)
Financing activities	5,524	1,397
Net increase in cash, cash equivalents and restricted cash	$23,108	$42,128

Net cash provided by operating activities

The decrease in cash provided by operating activities of $33.3 million for the six months ended March 31, 2020 as compared to the same period in 2019 was primarily driven by a decrease in net income year-over-year and net cash used by changes in our operating assets and liabilities of $11.7 million in the six months ended March 31, 2020 as compared to net cash used by changes in our operating assets and liabilities of $21.1 million for the same period in 2019. Changes in our operating assets and liabilities in both periods were generally due to payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash used in investing activities

The increase in cash used in investing activities of $10.2 million for the six months ended March 31, 2020 as compared to the same period in 2019 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided for the six months ended March 31, 2020 as compared to the same period in 2019 was driven by an increase in proceeds from exercises of stock options of $1.4 million as well as a decrease in withholding tax payments for the settlement of share-based awards of $2.7 million driven by a decline in our stock price year over year at the time of vesting of certain share-based awards.

Funding requirements

As of March 31, 2020, we had $435.4 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays in our clinical trials of our product candidates as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the six months ended March 31, 2020.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $435.4 million at March 31, 2020 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

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

b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1A.RISK FACTORS

RISK FACTORS

Our business faces significant risks and uncertainties, any of which, alone or in combination with others, may have a material adverse effect on our business prospects, financial condition and results of operations. Accordingly, in evaluating our business, we encourage you to consider the following summary of the risk factors and uncertainties that we believe are most relevant to our business. You should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.  In addition, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon AbbVie’s success selling MAVYRET/MAVIRET, which includes our protease inhibitor, glecaprevir, for the treatment of HCV. AbbVie may act in its best interest rather than in our best interest, which could adversely affect our business.

We rely on AbbVie to fund and conduct the commercialization of its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to continue to generate revenue will depend primarily on the success of AbbVie’s efforts to maintain sales of MAVYRET/MAVIRET. Such success is subject to uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to sales of this regimen. Any of several events or factors could have a material adverse effect on our ability to continue to generate revenue from AbbVie’s sales of MAVYRET/MAVIRET. For example, AbbVie:

•	may experience lower sales volume in future quarters due to a reduction in diagnoses and treatment of HCV during shutdowns as a result of the COVID-19 pandemic;
•	may not maintain satisfactory levels of prescriptions by physicians and reimbursement by third-party payors for the MAVYRET/MAVIRET regimen in the various markets of the world where it is being sold;
•

may not compete successfully with its MAVYRET/MAVIRET regimen against other products and therapies for HCV, including competition for exclusive arrangements with third-party payors and governmental entities as well as price competition;

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

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have each announced efforts to negotiate a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead was awarded the contract in Louisiana and AbbVie was awarded the contract in Washington. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its branded HCV regimen.  It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its HCV regimens from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payors may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for this regimen and our royalty revenue derived from its sales.

Furthermore, we expect that the COVID-19 pandemic will adversely affect AbbVie’s sales of MAVYRET/MAVIRET in the United States and the rest of the world as health care systems experience varying levels of shut-down. At this point in time we do not know the extent and duration of this adverse effect. We note, however, that the HCV patient pool will continue to carry the viral infection until treated.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for NASH, RSV and HBV, as well as other liver diseases and viral infections, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, NASH, RSV, HBV and other viral infections or liver diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and has also signaled its intent to submit U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Allergan (Tobira), Genfit, Intercept, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, Akero, Alberio, BMS, Can-Fite BioPharma, Cirius, Eli Lilly and Company, Enyo, Forma Therapeutics, Galectin, Galmed, Gilead, HighTide Biopharma , Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM, Noorik Biopharmaceuticals, Northsea Therapeutics, Nova Laboratories, Novartis, Novo Nordisk, NuSirt Biopharma, Pfizer, Poxel SA, Promethera Biosciences, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Viking, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Gilead, GSK/Ionis, HEC, Johnson & Johnson, Qilu, Replicor, and Roche have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arbutus, ENYO, Transgene, and Vir.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

If we are not able to develop new products that can compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition and our stock price.

Our business could be materially adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic, which has spread to the countries in which we, our contract manufacturers, our clinical research contractors and our collaborators in clinical research do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring our employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from shelter-in-place policies and other restrictions on the ability of our employees to perform their jobs.

The COVID-19 pandemic has had an impact on our business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and product candidates, delays in the conduct of current and future clinical trials, and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we have paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and our Phase 1b study of EDP-514 in nuc-suppressed HBV patients. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols.

Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities and financial markets, may materially and adversely affect our business, results of operations and financial condition and our stock price.

We have not developed independently any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our product candidates.

AbbVie has been responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for development of our independent RSV, NASH, and HBV programs, we will need to successfully:

•	execute clinical development of our product candidates and demonstrate acceptable safety and efficacy for them alone or in combination with other drugs or drug candidates;
•	obtain required regulatory approvals for the development and commercialization of our product candidates;
•	develop and maintain any future collaborations we may enter into for any of these programs;
•	obtain and maintain patent protection for our product candidates and freedom from infringement of intellectual property of others;
•	establish acceptable commercial manufacturing arrangements with third-party manufacturers;
•	build and maintain robust sales, distribution and marketing capabilities, either independently or in collaboration with future collaborators;
•	gain market acceptance for our product candidates among physicians, payors and patients; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our product candidates and expand our business or continue our operations.

If we are not successful in developing EDP-305, EDP-938, EDP-514 and/or EDP-297 or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

As discussed above, our principal source of revenue continues to be our royalty revenue earned under the AbbVie collaboration agreement.  There is uncertainty regarding this future revenue stream given the competitive nature of the market for HCV therapies, which reflects price competition, the changing nature of payer contracts of AbbVie and others, the varying rates of reimbursement in different countries and the impact of the COVID-19 pandemic on HCV sales. Changes in royalty revenue earned under the AbbVie collaboration agreement, including those that occur from period to period due to the annually tiered structure of our royalties, may cause our revenues and operating results to fluctuate significantly from quarter to quarter and could have an adverse effect on our stock price.

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations (CROs) at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of the COVID-19 shut-down has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies can or will be impacted by the pandemic. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

Our principal source of revenue historically has been our collaboration agreements, including our current agreement with AbbVie. The level of future royalties on products containing paritaprevir or glecaprevir is uncertain given the competitive nature of the market for HCV therapies. This is attributed to price competition, the changing nature of payer contracts of AbbVie and others, the varying rates of reimbursement in different countries and the impact of the COVID-19 pandemic on HCV sales. At any time, AbbVie may choose not to continue its commercialization activities for the MAVYRET/MAVIRET regimen in one or more countries. If we are unable to develop and commercialize any more of our product candidates, either alone or with a collaborator, or if any such product candidate does not achieve market acceptance, we may not generate sufficient product sales or product royalties. In addition, for any of our product candidates included in a treatment regimen with more than one active compound, it would be uncertain what portion of net sales of the regimen would be allocated to our product candidate. Even if we do generate significant product royalties or product sales, we may not be able to sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common stock and ultimately could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

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

Our future capital requirements depend on many factors, including:

•	the amount of royalties generated from MAVYRET/MAVIRET sales under our existing collaboration with AbbVie;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays and additional expense in our clinical trials as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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

•	difficulty in recruiting suitable patients to participate in a trial;
•	the impact of the COVID-19 pandemic on the ability of CROs to conduct their own operations, resulting in, among other things, delays in recruitment or dosing of our clinical trials;
•	seasonality and variations in incidents of infection year to year (e.g. RSV) affecting enrollment in clinical trials;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	adding new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;
•	changes in governmental or regulatory administration, including, for example, administrative delays due to the planned relocation of the EMA to the Netherlands;
•	changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, NASH, or HBV;
•	difficulty in obtaining and maintaining adequate insurance coverage;
•

program discontinuations or clinical holds for a program of a competitor, which could increase the level of regulatory scrutiny or delay data review or other response times by regulators with respect to one of our programs in the same class as the competitor’s program; or

•	varying interpretations of data by the FDA, the EMA and similar foreign regulatory agencies.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA, the EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours. If we or any future collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, and our ability to commence product sales and generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs in the long term and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

EDP-305, EDP-938, EDP-514 or any other product candidate emerging from our current NASH, RSV and HBV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), shutdowns of manufacturing sites as a result of the COVID-19 pandemic, and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers, or a trade war, political unrest or an epidemic in China, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the recent outbreak of COVID-19 in the Wuhan region of China. To date our contract manufacturer in China, which is not located in the Wuhan region, has not had any material delays in its ability to deliver API and other services. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our ongoing studies, we have recently announced a pausing of recruitment and dosing of the ARGON-2 Phase 2b NASH study and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients as a result of the COVID-19 pandemic, which is expected to delay completion of those clinical trials. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security breaches.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we have adequate levels of coverage for any liability we may incur, or whether we will always be able to continue to maintain such insurance. Any significant uninsured liability may require us to make substantial payments, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, or changes in the insurance market generally, may result in us being required to pay substantially higher premiums for our directors’ and officers’ liability insurance than those to which we were previously subject and may even cause one or more of our underwriters to be unwilling to insure us.

Risks Related to Our Common Stock

Our stock price has been, and is likely to continue to be, volatile, and thus our stockholders could incur substantial losses.

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through March 31, 2020, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of March 31, 2020 of $51.43 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $7.1 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement newly required or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any failure to maintain effective internal control as a result of shutdowns during the global COVID-19 pandemic could result in deficiencies in internal control. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, we had 20.0 million shares of common stock outstanding. In addition, as of March 31, 2020, 3.3 million and 0.1 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 11, 2020

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)