Form 10-Q
period 2020-06-30
ENANTA PHARMACEUTICALS INC
filed 2020-08-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 20,072,144 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2020

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$99,855	$51,230
Short-term marketable securities	270,145	284,006
Accounts receivable	18,653	51,313
Prepaid expenses and other current assets	24,728	15,299
Total current assets	413,381	401,848
Long-term marketable securities	65,404	65,013
Property and equipment, net	9,285	10,927
Deferred tax assets	15,289	11,341
Operating lease, right-of-use assets	7,645	—
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$511,704	$489,829
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,074	$6,689
Accrued expenses and other current liabilities	13,576	15,920
Operating lease liabilities	4,264	—
Total current liabilities	23,914	22,609
Operating lease liabilities, net of current portion	4,547	—
Series 1 nonconvertible preferred stock	1,628	1,628
Other long-term liabilities	1,058	3,100
Total liabilities	31,147	27,337
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,070 and 19,703 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	201	197
Additional paid-in capital	321,985	298,409
Accumulated other comprehensive income	1,458	146
Retained earnings	156,913	163,740
Total stockholders' equity	480,557	462,492
Total liabilities and stockholders' equity	$511,704	$489,829

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Royalty revenue	$18,653	$44,367	$98,842	$153,884
Operating expenses:
Research and development	34,682	34,461	100,070	103,494
General and administrative	6,823	6,151	20,628	20,083
Total operating expenses	41,505	40,612	120,698	123,577
Income (loss) from operations	(22,852)	3,755	(21,856)	30,307
Other income (expense):
Other income (expense), net	1,445	2,415	5,471	6,545
Total other income (expense), net	1,445	2,415	5,471	6,545
Income (loss) before income taxes	(21,407)	6,170	(16,385)	36,852
Income tax benefit	7,142	866	9,558	340
Net income (loss)	$(14,265)	$7,036	$(6,827)	$37,192

Net income (loss) per share:
Basic	$(0.71)	$0.36	$(0.34)	$1.90
Diluted	$(0.71)	$0.33	$(0.34)	$1.77

Weighted average shares outstanding:
Basic	20,020	19,673	19,897	19,549
Diluted	20,020	21,105	19,897	20,999

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,265)	$7,036	$(6,827)	$37,192
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax of $271 and $56, $418 and $179	850	175	$1,312	$561
Total other comprehensive income, net of tax	850	175	1,312	561
Comprehensive income (loss)	$(13,415)	$7,211	$(5,515)	$37,753

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options	40	—	1,161	—	—	1,161
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income, net of tax	—	—	—	141	—	141
Net income	—	—	—	—	26,011	26,011
Balances at December 31, 2018	19,435	$194	$283,530	$(257)	$143,368	$426,835
Exercise of stock options	157	2	4,464	—	—	4,466
Vesting of restricted stock units, net of withholding	77	1	(4,189)			(4,188)
Stock-based compensation expense		—	4,707	—	—	4,707
Other comprehensive income, net of tax	—	—	—	245	—	245
Net income	—	—	—	—	4,145	4,145
Balances at March 31, 2019	19,669	$197	$288,512	$(12)	$147,513	$436,210
Exercise of stock options	13	—	512	—	—	512
Stock-based compensation expense		—	4,164	—	—	4,164
Other comprehensive income, net of tax	—	—	—	175	—	175
Net income	—	—	—	—	7,036	7,036
Balances at June 30, 2019	19,682	197	293,188	163	154,549	448,097

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287
Exercise of stock options	160	2	4,714	—	—	4,716
Vesting of restricted stock units, net of withholding	16	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	4,977	—	—	4,977
Other comprehensive income, net of tax	—	—	—	374	—	374
Net loss	—	—	—	—	(6,005)	(6,005)
Balances at March 31, 2020	19,986	$200	$314,005	$608	$171,178	$485,991
Exercise of stock options	84	1	3,225	—	—	3,226
Stock-based compensation expense	—	—	4,755	—	—	4,755
Other comprehensive income, net of tax	—	—	—	850	—	850
Net loss	—	—	—	—	(14,265)	(14,265)
Balances at June 30, 2020	20,070	$201	$321,985	$1,458	$156,913	$480,557

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(6,827)	$37,192
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,830	14,714
Depreciation and amortization expense	2,735	2,367
Deferred income taxes	(4,366)	(1,953)
Premium paid on marketable securities	(3,094)	(274)
Accretion of discount on marketable securities	(95)	(3,489)
Other non-cash items	(51)	37
Change in operating assets and liabilities:
Accounts receivable	32,660	22,838
Prepaid expenses and other current assets	(9,429)	(13,193)
Operating lease, right-of-use assets	2,182	—
Accounts payable	(672)	1,639
Accrued expenses	(1,936)	3,956
Income taxes payable	—	(1,388)
Operating lease liabilities	(2,446)	—
Other long-term liabilities	(942)	427
Net cash provided by operating activities	22,549	62,873
Cash flows from investing activities
Purchase of marketable securities	(267,587)	(353,382)
Proceeds from maturities and sale of marketable securities	286,028	324,047
Purchase of property and equipment	(1,115)	(5,121)
Net cash provided by (used in) investing activities	17,326	(34,456)
Cash flows from financing activities
Proceeds from exercise of stock options	10,248	6,139
Payments for settlement of share-based awards	(1,498)	(4,188)
Payments of capital lease obligations	—	(64)
Net cash provided by financing activities	8,750	1,887
Net increase in cash, cash equivalents and restricted cash	48,625	30,304
Cash, cash equivalents and restricted cash at beginning of period	51,838	64,510
Cash, cash equivalents and restricted cash at end of period	$100,463	$94,814
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$105	$12,615
Supplemental disclosure of non-cash investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$299	$158
Operating lease liabilities arising from obtaining right-of-use assets	$2,676	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1.	Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the AbbVie collaboration and, to the extent necessary, the Company’s existing financial resources, provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), hepatitis B virus (“HBV”), non-alcoholic steatohepatitis (“NASH”), human metapneumovirus (hMPV), and SARS-CoV-2 (COVID-19), all of which have been granted Fast Track designation by the U.S. Food and Drug Administration (FDA).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the virus. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of current and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the three months ended June 30, 2020, AbbVie experienced a decline in HCV sales compared to the prior quarter as a result of a decline in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic. This resulted in a proportional decline in the Company’s royalty revenue earned for the three months ended June 30, 2020.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2020 and for the nine months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and results of operations for the three and nine months ended June 30, 2020 and 2019 and cash flows for the nine months ended June 30, 2020 and 2019, have been made. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances and other facts. The future developments of the COVID-19 pandemic which may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of June 30, 2020. Actual results could differ from the Company’s estimates.

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
3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2020 and September 30, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$87,608	$—	$—	$87,608
Marketable securities:
U.S. Treasury notes	139,902	—	—	139,902
Commercial paper	—	57,824	—	57,824
Corporate bonds	—	137,823	—	137,823
	$227,510	$195,647	$—	$423,157
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,569	$—	$—	$44,569
Marketable securities:
U.S. Treasury notes	170,515	—	—	170,515
Corporate bonds	—	111,837	—	111,837
Commercial paper	—	66,667	—	66,667
	$215,084	$178,504	$—	$393,588
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,628	$1,628
	$—	$—	$1,628	$1,628

During the nine months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2019	$1,628
Change in fair value of nonconvertible preferred stock	—
Balance, June 30, 2020	$1,628

4.	Marketable Securities

As of June 30, 2020 and September 30, 2019, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$139,118	$784	$—	139,902
Corporate bonds	136,734	1,092	(3)	137,823
Commercial Paper	57,824	—	—	57,824
	$333,676	$1,876	$(3)	$335,549

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$170,519	$60	$(64)	$170,515
Corporate bonds	111,690	170	(23)	111,837
Commercial Paper	66,667	—	—	66,667
	$348,876	$230	$(87)	$349,019

As of June 30, 2020 and September 30, 2019 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $65,404 and $65,013, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$4,775	$6,936
Accrued payroll and related expenses	3,481	3,894
Accrued clinical manufacturing	4,004	3,447
Accrued professional fees	506	759
Accrued other	810	884
	$13,576	$15,920

Other long-term liabilities:
Uncertain tax positions	$776	$1,746
Accrued rent expense	—	900
Capital lease obligation	—	200
Asset retirement obligation	282	254
	$1,058	$3,100

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,002,000 through June 30, 2020. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of June 30, 2020, 1,931 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2020:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2019	2,967	$46.54	6.7	$57,336
Granted	764	60.66
Exercised	(320)	32.04
Forfeited	(153)	70.67
Outstanding as of June 30, 2020	3,258	$50.14	6.8	$29,281
Options vested and expected to vest as of June 30, 2020	3,258	$50.14	6.8	$29,281
Options exercisable as of June 30, 2020	2,024	$41.49	5.7	$27,838

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The following table summarizes PSU and rTSRU activity for the year-to-date period ending June 30, 2020:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	41	$73.02	41	$67.76
Granted	27	63.94	27	45.81
Vested	(3)	77.93	(20)	84.70
Cancelled	(19)	77.93	(2)	84.70
Unvested at June 30, 2020	46	65.23	46	$46.46

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2019	95	$30.00
Granted	—	—
Vested	(48)	30.00
Cancelled	(2)	30.00
Unvested at June 30, 2020	45	$30.00

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2020 and 2019, the Company recognized the following stock-based compensation expense:

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$2,499	$2,186	$7,678	$6,654
General and administrative	2,256	1,978	7,152	8,060
	$4,755	$4,164	$14,830	$14,714

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	$4,339	$3,981	$13,114	$11,834
Performance stock units	—	—	259	1,278
rTSRUs	246	198	968	1,223
Restricted stock units	170	(15)	489	379
	$4,755	$4,164	$14,830	$14,714

During the nine months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during their respective performance periods.

As of June 30, 2020, the Company had an aggregate of $43,977 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.
9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(14,265)	$7,036	$(6,827)	$37,192
Denominator:
Weighted average common shares outstanding —basic	20,020	19,673	19,897	19,549
Net income (loss) per share common share—basic	$(0.71)	$0.36	$(0.34)	$1.90
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(14,265)	$7,036	$(6,827)	$37,192
Denominator:
Weighted average common shares outstanding —basic	20,020	19,673	19,897	19,549
Dilutive effect of common stock equivalents	—	1,432	—	1,450
Weighted average common shares outstanding —diluted	20,020	21,105	19,897	20,999
Net income (loss) per share common share—diluted	$(0.71)	$0.33	$(0.34)	$1.77
Anti-dilutive common stock equivalents excluded from above	3,640	830	3,423	740

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.
10.	Income Taxes

The Company’s provision for income taxes consists of federal and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. During the nine months ended June 30, 2020, the Company determined the use of the annual effective tax rate is most appropriate in light of its full year forecast. For the three months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $7,142 and $866, respectively, both of which were attributable to the Company’s domestic operations. The Company has no foreign operations and therefore, has not provided for any foreign taxes. For the nine months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $9,558 and $ 340 , respectively. The Company recorded an income tax benefit during the nine months ended June 30, 2020 due to its pre-tax loss for the period, federal research and development tax credits and a federal net operating loss. For the nine months ended June 30, 2019, the Company recorded an income tax benefit of $340 despite its pre-tax income, due to a federal income tax benefit from foreign-derived royalty income.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS, which was paid in September 2018, the amount of which was immaterial to the consolidated financial statements. The Company is in the process of finalizing the completion of the IRS audit. In addition, during October 2018 the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. The Company received a notice of proposed adjustment from the DOR, the amount of which was immaterial to the consolidated financial statements. The Company finalized the adjustment with the DOR during the nine months ended June 30, 2020. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

The Company had unrecognized tax benefits totaling $776 and $1,746 as of June 30, 2020, and September 30, 2019, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. In conjunction with the finalization of the DOR audit, the Company released an uncertain tax benefit of $539 during the nine months ended June 30, 2020 which was reflected in the income tax benefit reported during the period.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the CARES Act, the Company is permitted to carry back net operating losses originating beginning in fiscal 2018 through fiscal 2020 for up to five years. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s consolidated financial statements during the nine months ended June 30, 2020.

As of June 30, 2020, the Company has $15,289 in net deferred tax assets. These deferred tax assets include $10,178 related to stock compensation awards that would create a tax benefit in the future against future taxable income and federal research and development tax credit carryforwards totaling $4,301. At this time, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow it to realize its existing deferred tax assets. However, it is possible that some or all of these tax benefits may not be utilized in the future if the Company is unable to generate sufficient taxable income due to decreasing royalty revenues as a result of the maturing HCV market and, in the near-term, any continuing impact of COVID-19 on treatment rates for HCV and increasing research and development costs as the Company advances its wholly-owned programs. As a result, a valuation allowance could be recorded in the future against its deferred tax assets to reduce all or a portion of the Company’s deferred tax assets, which would materially increase the Company’s tax expense in the period in which the valuation allowance would be recorded.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
	(in thousands)
Operating lease cost	$1,018	$2,631
Short-term lease cost	—	—
Variable lease cost	403	1,370
	$1,421	$4,001

Other information:

	Three months ended	Nine Months Ended
	June 30, 2020	June 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,111	$2,895
Operating lease liabilities arising from obtaining right-of-use assets	$679	$2,676

		June 30, 2020
		(in thousands)
Weighted-average remaining lease term - operating leases (in years)		2.42
Weighted-average discount rate - operating leases		6.50%

Incremental borrowing rates were used to calculate the present value of the Company’s real estate and equipment leases.

Future annual minimum lease payments under the Company’s real estate and equipment operating leases as of June 30, 2020 were as follows:

Years ended September 30,	(in thousands)
2020	$1,174
2021	4,396
2022	2,856
2023	608
2024	519
Total future minimum lease payments	9,553
Less: imputed interest	(742)
Total operating lease liabilities	$8,811

Included in the balance sheet:	June 30, 2020
(in thousands)
Current operating lease liabilities	$4,264
Operating lease liabilities, net of current portion	4,547
Total operating lease liabilities	$8,811

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

In connection with one of the real estate leases, the Company has a total outstanding letter of credit in the amount of $608 as of June 30, 2020 and September 30, 2019, collateralized by a money market account. As of June 30, 2020 and September 30, 2019, the Company classified the $608 related to the money market account as long-term restricted cash.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2020.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to create small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration and, to the extent necessary, our existing financial resources, provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets with the following compounds in clinical development, all of which have been granted Fast Track designation by the U.S. Food and Drug Administration (FDA):

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

•	EDP-514, for hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated to affect more than 250 million individuals worldwide; and
•

EDP-305, for non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone). In addition, EDP-297 is a follow-on FXR agonist for NASH, which is scheduled to initiate clinical trials in the third calendar quarter of 2020.

We had $435.4 million in cash and marketable securities at June 30, 2020. We expect cash flows from continuing royalties on our HCV products and, to the extent necessary, our existing financial resources, will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV, HBV, human metapneumovirus, or hMPV, and SARS-CoV-2, and in NASH, a non-viral liver disease:

•

RSV, hMPV and SARS-CoV-2: We have a clinical stage program for RSV, for which the lead asset is EDP-938. We launched discovery efforts in January 2020 for hMPV, a virus that causes respiratory infection with symptoms similar to RSV, and in March 2020 for SARS-CoV-2, the virus that causes COVID-19.

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
o

In November 2019, we initiated our first Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. We completed dosing for the 2019-2020 winter RSV season in the U.S. and we are initiating sites in the Southern Hemisphere. We are also keeping our North American sites ready for reactivation in the fall and winter RSV season and we are planning to add a substantial number of sites in Europe during that season. While it is too early to know if COVID-19 will have any impact on our RSVP timelines, assuming full study enrollment in the Northern Hemisphere next winter, we expect to have data in the third calendar quarter of 2021.

o

Concurrent with the RSVP study, we are also planning to initiate two additional RSV studies in the fourth calendar quarter of 2020, one in pediatric patients and one in adult transplant patients who are immune-compromised. The pediatric trial will be a Phase 2 randomized, double-blind, placebo-controlled dose-ranging study of EDP-938 to evaluate EDP-938 regimens in hospitalized or non-hospitalized infants and children aged 28 days to 24 months, who test positive for RSV based on an approved diagnostic assay.  The adult transplant study will be a Phase 2b randomized, double-blind, placebo-controlled study of EDP-938 to evaluate the effect of EDP-938 in adult hematopoietic cell transplant recipients with acute RSV infection of the upper respiratory tract. It is too early to know what impact, if any, COVID-19 may have on the timelines for these studies.

Since announcing our new drug discovery program for hMPV in January 2020, we are currently optimizing nanomolar inhibitor leads against this virus and are working toward identifying our first clinical candidate for this indication.

Additionally, in March 2020, we announced new discovery efforts for the treatment of COVID-19. We have initiated a drug discovery program leveraging our expertise in direct-acting antiviral mechanisms to discover new compounds to treat COVID-19, using a combination of screening and targeted drug design.

•

HBV: Our lead candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a novel core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. We have initiated clinical development of EDP-514 and have ongoing studies of it in patients with chronic HBV.

o

Our initial study was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts: Part 1 evaluated the safety, tolerability and pharmacokinetics of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects; and Part 2 is evaluating the antiviral activity of EDP-514 in patients with chronic HBV infection that are being suppressed with nucleos(t)ide-reverse-transcriptase treatment – the current standard of care, whom we refer to as nuc-suppressed HBV patients.

o

Part 1 of the study was completed successfully. Overall, EDP-514 demonstrated a favorable safety profile in healthy subjects for up to 14 days and was well tolerated with all treatment emergent adverse events being mild in intensity and with no discontinuations due to adverse events. Further, there were no significant individual laboratory data findings or pattern of abnormalities and EDP-514’s pharmacokinetic profile demonstrated good blood levels that support once-daily dosing.

o	Based on these results, we initiated Part 2 of the study to evaluate EDP-514 in nuc-suppressed patients, and we expect to have topline results in the second calendar quarter of 2021.
o

In addition, in July 2020, we initiated a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood, whom we refer to as viremic HBV patients. We expect to have preliminary data from this study in the first half of 2021.

•

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

o

In July 2020 we initiated ARGON-2, a 72-week Phase 2b study, with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo. The study will include an interim analysis at 12 weeks of treatment on a subset of patients to enhance our ability to seek opportunities more quickly for development of EDP-305 in combinations with other mechanisms for NASH.

o

We are on track to initiate a Phase 1 study of EDP-297 later in the third calendar quarter of 2020, subject to a determination that it is safe to initiate the healthy volunteer study at the trial site in the context of the COVID-19 pandemic.

o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which could be used in combination with an FXR agonist or other therapies for NASH.
o

We have also completed a Phase 2a study, named INTREPID, to assess the safety, tolerability, pharmacokinetics and efficacy of EDP-305 in subjects with primary biliary cholangitis, or PBC. While the INTREPID study did not meet the primary endpoint in subjects with PBC in the intent-to-treat analysis, or ITT, as defined by at least a 20% reduction in ALP, several key biomarkers across the two dosing arms had statistically highly significant changes compared to the placebo arm, demonstrating strong target engagement of the FXR mechanism by EDP-305. However, rather than conducting further dose selection studies with EDP-305 in PBC, a disease for which there is already an approved second-line FXR agonist therapy and for which generic fibrates are showing benefit in some studies, we intend to devote our future efforts with EDP-305 only to NASH.

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

•

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in the developed country markets where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment.

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

The following table summarizes our product development pipeline in our liver disease and virology programs:

PRODUCT CANDIDATE		DISCOVERY	PRECLIN	PHASE 1	PHASE 2	PHASE 3	MARKET	STATUS
HCV	Protease Inhibitor	glecaprevir-containing pan-genotypic 2-DAA combo						Pan-genotypic: Marketed by AbbVie
RSV	N-Protein Inhibitor	EDP-938						Phase 2b "RSVP" study ongoing
NASH	FXR Agonist	EDP-305						Phase 2b "ARGON-2" study ongoing
HBV	Core Inhibitor	EDP-514						Two Phase 1b studies in HBV patients ongoing
NASH	FXR Agonist Follow-on	EDP-297						Preclinical
hMPV	Non-Fusion Inhibitor							Discovery
COVID-19	SARS-CoV-2 Inhibitor							Discovery
RSV, HBV, NASH, other								Discovery or Preclinical

*Fixed-dose combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed as MAVYRET (U.S.) and MAVIRET (ex-U.S.), it replaces VIEKIRA PAK (no longer sold in the U.S.) and VIEKIRAX (sold primarily in select jurisdictions where MAVIRET is not yet approved).

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations, as well as the U.S. financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it, as well as the cumulative economic impact of both of those factors.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenues. The majority of our employees have continued to work from home since March 2020, while scientific personnel have resumed working in our laboratories, on a shift basis, beginning in May 2020.

Since our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. We paused enrollment in two of our ongoing clinical trials, ARGON-2 and our HBV nuc-suppressed study, in March 2020 and recently resumed recruiting in these studies, while also initiating a new trial in July 2020 in viremic HBV patients. While we are continuing with plans to initiate three additional clinical trials before the end of calendar 2020, it is unclear what impact, if any, the COVID-19 pandemic may have on the timeline for initiation and/or completion of all or any of these clinical trials.

With regard to our royalty revenue, we experienced a decline in royalty revenues for the three months ended June 30, 2020 due to the worldwide impact of COVID-19 on HCV sales during the quarter driven by a decline in patient volumes, HCV diagnoses and HCV prescriptions of MAVYRET/MAVIRET. While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for the foreseeable future with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $435.4 million at June 30, 2020.

Please see Item 1A “Risk Factors” in this quarterly report for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. As of July 2020, we completed the RSV season in the U.S. in our RSVP study, and have transitioned this Phase 2b study to the Southern Hemisphere. Given uncertainties created by the spread of COVID-19 in the Southern Hemisphere, we are also keeping our North American sites ready for reactivation in the fall and winter RSV season and we are planning to add a substantial number of sites in Europe for that season. We also plan to initiate two additional Phase 2 RSV studies in the fourth calendar quarter of 2020, one in pediatric patients and a second in adult transplant patients.

In the first calendar quarter of 2020, we announced data from our Phase 1 study of EDP-514 in healthy volunteers and initiated a Phase 1b study in nuc-suppressed HBV patients. Recruitment for this study was paused in March 2020 due to the COVID-19 pandemic and then resumed in July 2020. We also recently initiated a separate Phase 1b study of EDP-514 in viremic HBV patients.

Regarding NASH, we were ready to initiate our ARGON-2 study of EDP-305 in NASH patients in March 2020, but we paused that study due to the COVID-19 pandemic. We resumed recruitment of this study in July 2020. We also plan to start a Phase 1 study of EDP-297, our FXR follow-on development candidate, in the third calendar quarter of 2020.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2020 than in 2019 as we continue to advance our RSV, NASH, HBV, hMPV, and SARS CoV-2, programs. However, if the COVID-19 pandemic slows down our research and development programs, it will reduce our spending in those areas in the near term.

We are funding our operations primarily through payments received under our collaboration agreement with AbbVie and, to the extent necessary, our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. During the three months ended June 30, 2020, royalty revenues declined as compared to the prior quarter ended March 31, 2020 due to the worldwide impact of COVID-19 on patient volumes, HCV diagnoses and HCV prescriptions of MAVYRET/MAVIRET. AbbVie reported worldwide net sales of $376 million for MAVRYET/MAVIRET during the three months ended June 30, 2020 compared to $780 million in the prior year period. Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue, as well as the development risks affecting the extent and timing of our future expenditures for the advancement of our internally developed compounds and any further impact of the ongoing COVID-19 pandemic, it is uncertain whether our revenues will exceed our expenses in future quarters.

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$34,682	$34,461	$100,070	$103,494
General and administrative	6,823	$6,151	20,628	$20,083
Total operating expenses	$41,505	$40,612	$120,698	$123,577

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

Our research and drug discovery programs are at early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments, particularly in the context of the COVID-19 pandemic, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

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

Income Tax Benefit

Income tax benefit is based on our best estimate of applicable income tax rates, net research and development tax credits, net operating loss carryforwards and deferred income taxes, for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period, except when a reliable estimate of the annual effective tax rate cannot be made and we instead use the year-to-date effective tax rate.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,
	2020	2019
	(in thousands)
Royalty revenue	$18,653	$44,367
Research and development	34,682	34,461
General and administrative	6,823	6,151
Other income (expense), net	1,445	2,415
Income tax benefit	7,142	866

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

We recognized royalty revenue of $18.7 million during the three months ended June 30, 2020 as compared to $44.4 million during the three months ended June 30, 2019. Royalty revenue during the three months ended June 30, 2020 was substantially based on royalties earned on MAVYRET/MAVIRET sales, which were calculated on 50% of MAVYRET/MAVIRET sales at a royalty rate of 10% at the current level of those net sales, and includes adjustments for certain contractual discounts, rebates and set-offs, which are now just over 2% of AbbVie’s total reported HCV sales. In July 2020, AbbVie reported that the decrease in its calendar 2020 HCV sales was due to lower patient volumes as a result of COVID-19. AbbVie reported worldwide net sales of $376 million for MAVRYET/MAVIRET during the three months ended June 30, 2020 compared to $780 million in the prior year period.

Research and development expenses

	Three Months Ended
	June 30,
	2020	2019
	(in thousands)
R&D programs:
Virology	$21,182	$17,838
Liver disease (non-viral)	10,758	16,599
Other	2,742	24
Total research and development expenses	$34,682	$34,461

The level of research and development expenses for the three months ended June 30, 2020 was comparable to the same period in 2019. However in 2020, expenses in our virology programs were higher than in 2019 and expenses in our liver disease program were lower due to timing of clinical trial expenses. In 2019, we continued enrollment in our ARGON-1 and INTREPID studies in our liver disease programs and in fiscal 2020 we substantially completed our ARGON-1 study and did not initiate the Phase 2b study (ARGON-2) until July 2020 due to the COVID-19 pandemic. The increase in expenses in our virology program was primarily due to the progression of our HBV program and preparations for initiation of our RSVP trial into the southern hemisphere during the three months ended June 30, 2020. Research and development expenses also increased in 2020 in connection with the initiation of research efforts in hMPV and emerging coronaviruses, including SARS-CoV-2. Compensation expense also increased as we continued to advance our wholly-owned programs in 2020.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2020 and negatively impacts patient recruitment and monitoring. Furthermore, COVID-19 could also cause delays in our other studies we plan to initiate later in 2020. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any long-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased slightly due to an increase in compensation expense.

Other income (expense), net

Other income (expense), net, decreased $1.0 million for the three months ended June 30, 2020 as compared to the same period in 2019 due to a net decrease in investment income.

Income tax benefit

For the three months ended June 30, 2020 and 2019, we recorded an income tax benefit of $7.1 million and an income tax benefit of  $0.9 million, respectively. The income tax benefit for the three months ended June 30, 2020 was driven primarily by our pre-tax loss, research and development tax credits and a federal net operating loss carryback. The income tax benefit for the three months ended June 30, 2019 was driven by tax deductions for employee stock award-related activity during the prior year comparable period, despite reporting pre-tax income for the period.

As of June 30, 2020, we have recorded $15.3 million of net deferred tax assets. These deferred tax assets include $10.2 million related to stock compensation awards that would create a tax benefit in the future against future taxable income and federal research and development tax credit carryforwards totaling $4.3 million. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our existing deferred tax assets. However, it is possible that some or all of our tax benefits may not be utilized in the future if we are unable to generate sufficient taxable income due to decreasing royalty revenues as a result of the maturing HCV market and, in the near-term, any continuing impact of COVID-19 on treatment rates for HCV, as well as increasing research and development costs as we advance our wholly-owned programs. As a result, a valuation allowance could be recorded in the future against our deferred tax assets to reduce all or a portion of our deferred tax assets, which would materially increase our tax expense in the period in which the valuation allowance would be recorded.

Comparison of the Nine Months Ended June 30, 2020 and 2019

	Nine Months Ended
	June 30,
	2020	2019
	(in thousands)
Revenue	$98,842	$153,884
Research and development	100,070	103,494
General and administrative	20,628	20,083
Other income (expense), net	5,471	6,545
Income tax benefit	9,558	340

Royalty Revenue

We recognized revenue of $98.8 million during the nine months ended June 30, 2020 as compared to $153.9 million during the same period in 2019. The decrease in royalty revenue of $55.0 million was driven by lower HCV sales as reported by AbbVie due to increased competition and lower treated patient volumes due to the COVID-19 pandemic.

Research and development expenses

	Nine Months Ended
	June 30,
	2020	2019
	(in thousands)
R&D programs:
Virology	$60,063	$51,031
Liver disease (non-viral)	36,840	52,317
Other	3,167	146
Total research and development expenses	$100,070	$103,494

Research and development expenses decreased by $3.4 million for the nine months ended June 30, 2020 as compared to the same period in 2019. The decrease in our research and development expense was driven by timing of our NASH clinical trials. In 2019, we continued with enrollment in our ARGON-1 and INTREPID studies in our liver disease programs and in fiscal 2020 we substantially completed our ARGON-1 study and did not initiate the Phase 2b study (ARGON-2) until July 2020 due to the COVID-19 pandemic. The increase in expenses in our virology program was primarily due to the progression of our HBV program and preparations for initiation of our RSVP trial into the southern hemisphere during 2020. Research and development expenses also increased in 2020 in connection with the initiation of research efforts in hMPV and emerging coronaviruses, including SARS-CoV-2. Compensation expense also increased as we continued to advance our wholly-owned programs in 2020.

General and administrative expenses

General and administrative expenses remained relatively flat year over year.

Other income (expense), net

Other income (expense), net, decreased $1.1 million year over year due to a net decrease in investment income.

Income tax benefit

For the nine months ended June 30, 2020 and 2019 we recorded an income tax benefit of $9.6 million and an income tax benefit of $0.3 million, respectively. We recognized an income tax benefit during the nine months ended June 30, 2020 due to our pre-tax loss, federal research and development tax credits, release of an uncertain tax liability and a federal net operating loss carryback. The income tax benefit for the nine months ended June 30, 2019 was driven primarily by a federal tax benefit from foreign-derived royalty income, federal research and development tax credits and federal tax deductions for employee stock award-related activity.

Liquidity and Capital Resources

At June 30, 2020, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $435.4 million. We believe, despite the ongoing global impact of COVID-19, that our principal sources of liquidity will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The following table shows a summary of our cash flows for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$22,549	$62,873
Investing activities	17,326	(34,456)
Financing activities	8,750	1,887
Net increase in cash, cash equivalents and restricted cash	$48,625	$30,304

Net cash provided by operating activities

The decrease in cash provided by operating activities of $40.3 million for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by a decrease in net income year-over-year and net cash used by changes in our operating assets and liabilities of $19.4 million in the nine months ended June 30, 2020 as compared to net cash used by changes in our operating assets and liabilities of $14.3 million for the same period in 2019. Changes in our operating assets and liabilities in both periods were generally due to payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash provided by (used in) investing activities

The increase in cash provided by investing activities of $51.8 million for the nine months ended June 30, 2020 as compared to the same period in 2019 was driven by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities for the nine months ended June 30, 2020 as compared to the same period in 2019 was driven by an increase in proceeds from exercises of stock options of $4.1 million as well as a decrease in withholding tax payments for the settlement of share-based awards of $2.7 million driven by a decline in our stock price year over year at the time of vesting of certain share-based awards.

Funding requirements

As of June 30, 2020, we had $435.4 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the nine months ended June 30, 2020.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $435.4 million at June 30, 2020 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on AbbVie to fund and conduct the commercialization of its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to continue to generate revenue will depend primarily on the success of AbbVie’s efforts to maintain sales of MAVYRET/MAVIRET. Such success is subject to uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to sales of this regimen. Any of several events or factors could have a material adverse effect on our ability to continue to generate revenue from AbbVie’s sales of MAVYRET/MAVIRET. For example, AbbVie:

•

may continue to experience lower sales volume in future quarters due to a reduction in diagnoses and treatment of HCV if doctor visits and other routine healthcare activities remain at below normal levels as a result of the COVID-19 pandemic;

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

Our royalty revenues are primarily derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues will be adversely affected.

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

Furthermore, we expect that the COVID-19 pandemic will continue to adversely affect AbbVie’s sales of MAVYRET/MAVIRET in the United States and the rest of the world if healthcare systems continue to experience varying levels of shut-down. At this point in time we do not know the extent and duration of this adverse effect. We note, however, that the HCV patient pool will continue to carry the viral infection until treated.

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and has also submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely Abbott, Galmed, Genfit, Intercept, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, Akero, Alberio, AngioLab, AstraZeneca, BMS, Can-Fite BioPharma, Cirius, Eli Lilly and Company, Enyo, Forma Therapeutics, Galectin, Gilead, HighTide Biopharma , Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM, Noorik Biopharmaceuticals, Northsea Therapeutics, Nova Laboratories, Novartis, Novo Nordisk, NuSirt Biopharma, Pfizer, Poxel SA, PharmaKing, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Viking Therapeutics, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Gilead, GSK/Ionis, HEC, Johnson & Johnson, Qilu, MYR, Replicor, Roche and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arbutus and ENYO.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. MedImmune/AstraZeneca and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

In addition, if a vaccine is approved for any virus on which we are working, there would be a reduction in the commercial opportunity for our therapeutic candidate.

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

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from shelter-in-place policies and other restrictions on the ability of our employees to perform their jobs.

The COVID-19 pandemic has had an impact on our business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and product candidates, delays in the conduct of current and future clinical trials, and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and our Phase 1b study of EDP-514 in nuc-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols.

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

If we are not successful in developing EDP-938, EDP-514, EDP-305, and/or EDP-297 or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of the COVID-19 shut-down has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies can or will be impacted by the pandemic. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter, and our stock price may be adversely affected.

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

Our net income has historically resulted from the royalty revenues we earn from AbbVie on net sales of its HCV regimens allocated to our protease inhibitors included in those regimens. There is no assurance, however, that we will report net income in fiscal 2020 or in subsequent years. To date, we have not commercialized any products ourselves.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which have been clinically developed by AbbVie, has yet to advance beyond completion of Phase 2 clinical trials. Any future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays, including those caused by the COVID-19 pandemic, for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

EDP-938, EDP-514, EDP-305, EDP-297 or any other product candidate emerging from our current NASH, RSV and HBV programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

In our HBV program, we are developing modulators of capsid assembly, also known as core inhibitors. This is a new mechanistic approach to HBV, and no capsid assembly modulators have advanced beyond Phase 2 clinical studies. Thus, we are not able to predict what adverse effects may arise in longer term studies conducted in larger populations. In addition, long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

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

MAVYRET/MAVIRET, as well as EDP-938, EDP-514, EDP-305, EDP-297 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of MAVYRET/MAVIRET or of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our ongoing studies, we paused recruitment and dosing of the ARGON-2 Phase 2b NASH study and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients as a result of the COVID-19 pandemic in March 2020, but we were able to resume these studies in July 2020. The pause in these studies is expected to delay their completion. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $15.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through June 30, 2020, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock as of June 30, 2020 of $50.21 per common share, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $6.5 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2020, we had 20.0 million shares of common stock outstanding. In addition, as of June 30, 2020, 3.3 million and 0.1 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rules 144 and 701 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: August 10, 2020

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)