Form 10-K
period 2020-09-30
ENANTA PHARMACEUTICALS INC
filed 2020-11-25
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2020, based on the last reported sale price of the registrant’s common stock of $51.43 per share was $753,821,750. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2020 was 20,078,942 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders scheduled to be held on March 2, 2021, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2020 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET®, MAVIRET®, VIEKIRA PAK™, TECHNIVIE™, VIEKIRAX™, VIEKIRA XR™ and, EXVIERA™ are trademarks of AbbVie, Inc.

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

ENANTA PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended September 30, 2020

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our common stock, which are only a select portion of those risks.   A more complete statement of those risks and uncertainties is set forth in the Section 1A “Risk Factors” of this report.  This summary is qualified in its entirety by that more complete statement. You should carefully read the entire statement and “Risk Factors” when considering the risks and uncertainties as part of your evaluation of an investment in our common stock.

•

Our financial prospects for the next several years are substantially dependent upon AbbVie’s success selling MAVYRET/MAVIRET, which includes our protease inhibitor, glecaprevir, for the treatment of HCV.

•

AbbVie may continue to experience lower sales volume in future quarters due to a reduction in diagnoses and treatment rates of HCV if doctor visits and other routine healthcare activities remain at below normal levels as a result of the COVID-19 pandemic.

•

AbbVie’s MAVYRET/MAVIRET regimen will have to continue to compete successfully against other products and therapies for HCV, including competition for exclusive arrangements with third-party payors and governmental entities as well as price competition, both in the U.S. and in other markets worldwide.

•

There are many companies developing potential therapies for RSV, HBV, NASH, hMPV and SARS-CoV-2, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

•	In all the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
•

If we are not “first to market” with one of our product candidates in one or more of our targeted disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a follow-on competitor.

•	The COVID-19 pandemic has had an impact on our business operations and our business could continue to be materially affected, directly or indirectly, by the ongoing COVID-19 pandemic.
•

The extent and severity of the continuing impact of the pandemic on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials, and reductions in the number of patients accessing AbbVie’s MAVYRET/MAVIRET HCV regimen.

•

Continued changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will likely result in operating losses in the coming year and in future periods unless we develop other sources of revenue.

•

Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies, which will likely result in operating losses.

•

Clinical drug development for viral infections and liver diseases involves a lengthy and expensive process with uncertain timelines and uncertain outcomes.  The clinical endpoints for regulatory approval of product candidates in several of these diseases are also evolving.  If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.

•	None of our product candidates in our clinical development pipeline has yet to advance beyond completion of Phase 2 clinical trials.
•

Our clinical trials may be delayed due to the continuing impact of COVID-19 on the ability of trial sites to conduct their operations and recruit trial subjects, as well as its potential impact on the future incidence of RSV or hMPV during the pandemic.

•

Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, HBV or NASH, could also delay the time required to reach approval of one or more of our product candidates.

•

The results of clinical trials are inherently uncertain.  The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, if any, including sufficient efficacy and an acceptable safety and tolerability profile.

•

Several companies in the disease areas we are seeking to address have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies.

•

Clinical trials involving our product candidates may be suspended or terminated at any time for a number of safety-related reasons. For example, administering any product candidate to humans may produce undesirable side effects not identified in preclinical studies.

•

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

•	We may delay or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment.
•	We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates.
•	We are competing to develop intellectual property in areas of small-molecule drug development that are highly competitive.
•

We cannot be certain that patents will be issued or granted with respect to our patent applications that are currently pending, or that issued or granted patents will not later be found to be invalid and/or unenforceable, be interpreted in a manner that does not adequately protect our products, or otherwise provide us with any competitive advantage.

•	We rely on third parties to manufacture our clinical drug supplies, monitor, support, conduct and/or oversee clinical trials of our product candidates that we develop independently.

PART I

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•

Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur each year in adults over the age of 65;

•	Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect more than 250 million individuals worldwide;
•	SARS-CoV-2, the virus that causes COVID-19;
•	Human metapneumovirus, or hMPV, a virus that causes respiratory infection with symptoms similar to RSV; and
•

Non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone).

We had $419 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2020. In fiscal 2020, we earned $122.5 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV, HBV, SARS-CoV-2 and hMPV, and in NASH, a non-viral liver disease:

•	RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938.

We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have been investigating it as our first clinical candidate for RSV. To our knowledge EDP-938 is the only N-protein inhibitor in clinical development. EDP-938 has been investigated in a challenge study and is currently in an ongoing Phase 2b study known as RSVP. We are planning for two additional Phase 2b studies to commence in the upcoming RSV season in the Northern Hemisphere, each in a different patient population.

o

In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV. Data from this study demonstrated that EDP-938 achieved highly statistically significant reductions (p=<0.001) in RSV viral load (by both qRT-PCR and plaque assays), total symptom scores and mucus weights compared to placebo. In addition, the study showed that mean trough levels of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells. Overall, EDP-938 was generally well tolerated in the study and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-938.

o

Based on the results of the challenge study, we now have an ongoing Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. While many of the sites for the Northern Hemisphere missed an unusually early RSV season in 2019-2020 and COVID-19 delayed or prevented activation of some trial sites in the Southern Hemisphere, the mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of respiratory illnesses (other than COVID-19) at the activated sites in that region’s RSV season. We are reactivating sites in North America and are adding sites in several countries in Europe in preparation for the 2020-2021 winter RSV season, and also plan to add sites in Asian countries in 2021. While it is too early to know the extent of any impact of COVID-19 on the levels of RSV infection in this season and our RSVP timelines, assuming full study enrollment in the Northern Hemisphere for the 2020-2021 season, we would expect to have data in the third calendar quarter of 2021.

o

Concurrent with the RSVP study, we plan to initiate two additional Phase 2 RSV studies during the 2020-2021 Northern Hemisphere RSV season, one in adult transplant patients who are immune-compromised and one in pediatric patients. The adult transplant patient study, named RSVTx, is a Phase 2b randomized, double-blind, placebo-controlled study of EDP-938 to evaluate the effect of EDP-938 in adult hematopoietic cell transplant recipients with acute RSV infection of the upper respiratory tract.

o

The pediatric trial, named RSVPEDs, is a randomized, double-blind, placebo-controlled Phase 2 dose ranging study of EDP-938 to evaluate EDP-938 regimens in hospitalized or non-hospitalized infants and children aged 28 days to 24 months, who test positive for RSV based on an approved diagnostic assay.

o	It is too early to know what impact, if any, COVID-19 may have on the timelines for the RSVTx or RSVPEDs studies.
•

HBV: Our lead candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a novel core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. We have initiated clinical development of EDP-514 and have ongoing studies of it in patients with chronic HBV.

o

Our initial study was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts: Part 1 evaluated the safety, tolerability and pharmacokinetics of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects; and Part 2 is evaluating the antiviral activity of EDP-514 in patients with chronic HBV infection that are being suppressed with nucleos(t)ide-reverse-transcriptase treatment – the current standard of care whom we refer to as nuc-suppressed HBV patients.

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

o

Based on these results, we initiated Part 2 of the study to evaluate EDP-514 in nuc-suppressed patients, and subject to any future adverse impact of the COVID-19 pandemic, we expect to have topline results in the second calendar quarter of 2021.

o

In addition, in July 2020, we initiated a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood whom we refer to as viremic HBV patients. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in the second quarter of calendar 2021.

•

COVID-19:  Since we announced our newest discovery program for the treatment of COVID-19, we have been leveraging our expertise in direct-acting antiviral mechanisms to discover new compounds to treat COVID-19, using a combination of screening and targeted drug design.

•

hMPV:  Since announcing our new drug discovery effort for hMPV in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward identifying our first clinical candidate for this indication.

•

NASH: We currently have two compounds in clinical development for NASH, EDP-305 and EDP-297, referred to as FXR agonists. These compounds, which selectively bind to and activate the Farnesoid X receptor, or FXR, represent a class of FXR agonists designed to take advantage of increased binding interactions with this receptor. FXR agonists have shown efficacy in NASH and we believe that this mechanism has promise as an important component in potential combination therapies for NASH. We plan to develop at least one of these compounds primarily for use in combination treatments of NASH, a liver disease with very few therapeutic options.

o

In July 2020 we initiated ARGON-2, a 72-week, Phase 2b, randomized, double-blind, placebo-controlled study, with histological endpoints, including fibrosis in 340 biopsy-confirmed NASH patients treated with EDP-305 or placebo. We are using EDP-305 doses of 1.5 mg and 2.0 mg, which we believe will favorably balance strong, efficacious target engagement with tolerability.

o

In September 2020, we initiated a Phase 1 clinical study of EDP-297, a highly potent and targeted follow-on FXR agonist, being developed for the treatment of NASH. The Phase 1, randomized, double-blind, placebo-controlled, first-in-human study is designed to assess the safety, tolerability, and pharmacokinetics, including the effect of food intake, of orally administered EDP-297 in approximately 74 healthy adult subjects. Two phases are planned: a single ascending dose phase enrolling six cohorts, including a two-part food effect cohort, and a multiple ascending dose phase enrolling three cohorts. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in the second calendar quarter of 2021.

o

At approximately the same time that we expect to have data from the EDP-297 study, we expect that ARGON-2 will provide us an interim analysis at 12 weeks of treatment on a subset of patients to enhance our ability to prioritize our FXR agonist compounds and seek opportunities more quickly for development of one or both of them in combinations with other mechanisms for NASH with fibrosis.

o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which might be used in combination with an FXR agonist or other therapies for NASH.

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

•

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment.

•

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, AbbVie’s initial HCV treatment now replaced by MAVYRET/MAVIRET in most markets worldwide. The annual royalty tiers for each of these royalty-bearing products return to the lowest tier for sales on and after each January 1.

Our Strategy

Our primary objective is to become a leader in the discovery and development of treatments for viral infections and liver diseases in order to provide new therapies for patients with unmet medical needs. Our principal focus is on antiviral targets for viruses such as RSV, HBV, hMPV, and SARS-CoV-2, as well as liver diseases such as NASH, which in most cases are therapeutic areas that have attracted research and development efforts of many competitors. Our strategy includes the following key elements:

•

Advance clinical development of novel product candidates for RSV, HBV and NASH. We have ongoing clinical studies of four compounds discovered in our research programs in the disease areas of RSV, HBV and NASH.  We believe each of these diseases represents a substantial medical need for an effective, or more effective, treatment. In 2021, our lead compound in RSV (EDP-938) is planned to be in three clinical studies in different patient populations. Our lead compound for HBV (EDP-514) will continue with two Phase 1b studies and our lead compound for NASH (EDP-305) will continue in our ongoing Phase 2b study (ARGON-2). We also have our follow on FXR agonist for NASH, EDP-297, in a Phase 1 study. We expect these studies will provide us important data regarding the prospects of each of these four compounds.

•

Invest in research and development of additional product candidates in RSV, HBV, SARS-CoV-2, hMPV and NASH. We are continuing to invest significant resources in our RSV, HBV, SARS-CoV-2, hMPV and NASH research programs in our efforts to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in these disease areas. We may clinically explore other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.

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

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

PRODUCT CANDIDATE
DISCOVERY
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
MARKET
STATUS
HCV
Protease Inhibitor
glecaprevir-containing pan-genotypic 2-DAA combo
Marketed by AbbVie
RSV
N-Protein Inhibitor
EDP-938
Phase 2b RSVP study ongoing
NASH
FXR Agonist
EDP-305
Phase 2b ARGON-2 study ongoing
HBV
Core Inhibitor
EDP-514
Two Phase 1b studies in HBV patients ongoing
NASH
FXR Agonist Follow-on
EDP-297
Phase 1 study ongoing
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

Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson, and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

We reported the results of a Phase 2a challenge study of EDP-938 in June 2019. This study was a randomized, double-blind, placebo-controlled, human challenge study of 115 healthy adult subjects that were randomized into 1 of 2 dosing arms or a placebo arm and received either a once-daily (QD) 600 mg dose, a single 500 mg loading dose (LD) followed by a 300 mg twice daily (BID) dose, or placebo, for 5 days. Data from this study demonstrated that EDP-938 achieved highly statistically significant reductions (p=<0.001) in RSV viral load (by both qRT-PCR and plaque assays), total symptom scores and mucus weights compared to placebo. In addition, the study showed that mean trough levels of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells.

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

We initiated the study during the 2019-2020 winter RSV season in the U.S. and then moved to the Southern Hemisphere for their RSV season in mid-2020. We are reactivating sites in North America and are adding sites in several countries in Europe in preparation for the 2020-2021 winter RSV season, and also plan to add sites in Asian countries in 2021. While it is too early to know the extent of any impact of COVID-19 on the levels of RSV infection in this season and our RSVP timelines, assuming full study enrollment in the Northern Hemisphere for the 2020-2021 season, we would expect to have data in the third calendar quarter of 2021.

Concurrent with the RSVP study, we plan to initiate two additional RSV studies in the 2021 Northern Hemisphere RSV season, one in pediatric patients and one in adult transplant patients who are immune-compromised. The pediatric trial, named RSVPEDs, is a Phase 2 randomized, double-blind, placebo-controlled dose-ranging study of EDP-938 to evaluate EDP-938 regimens in hospitalized or non-hospitalized infants and children aged 28 days to 24 months, who test positive for RSV based on an approved diagnostic assay. The adult transplant patient study, named RSVTx, is a Phase 2b randomized, double-blind, placebo-controlled study of EDP-938 to evaluate the effect of EDP-938 in adult hematopoietic cell transplant recipients with acute RSV infection of the upper respiratory tract. Both of these studies are expected to enroll over more than one Northern Hemisphere RSV season, so it is too early to know what impact, if any, COVID-19 may have on the timelines for these studies.

Our FXR Program in NASH

Background and Overview of NASH

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

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. In June 2020 Intercept received a complete response letter from the FDA and has announced that it is currently in ongoing discussions with the FDA and expects to refile an NDA for OCA in 2021 with additional safety and efficacy data. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely AbbVie, Galmed, Intercept, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, Akero, AngioLab, AstraZeneca, BMS, Can-Fite BioPharma, Cirius, Cymabay, Eli Lilly and Company, Enyo, Galectin, Gilead, HighTide Biopharma, Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM Biopharmaceuticals, Northsea Therapeutics, Novartis, Novo Nordisk, NuSirt Biopharma, Pfizer, Poxel SA, PharmaKing, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Theratechnologies, Viking Therapeutics, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Agonists of the farnesoid X receptor, referred to as FXR agonists, have shown promising activity in many preclinical models of liver disease. One FXR agonist, OCA, which was approved by the FDA in May 2016 for the treatment of PBC, has already demonstrated favorable clinical results in NASH. We believe that new FXR agonists may provide therapeutic benefit in NASH with advantages over OCA in terms of better efficacy, better tolerability or better safety or one or more of those advantages. Until more is known about the apparent safety issue related to the FDA’s complete response letter for OCA, it uncertain what, if any, impact it may have on the development of other FXR agonists such as ours.

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

EDP-305 and Our Approach to the Treatment of NASH

Even though there has been clinical validation demonstrated by the FXR agonist, OCA, we believe that there is an opportunity for the development of a treatment that shows improvements in potency and efficacy and reductions in potential safety liabilities for the treatment of NASH and PBC. Using our strong chemistry capabilities, we have undertaken the discovery and development of new FXR agonists that we believe may provide improvements over the FXR agonists currently in advanced clinical development for NASH with fibrosis. EDP-305 and EDP-297, our FXR agonist candidates, represent a class of non-bile acid FXR agonists.

We have completed a Phase 2 dose-ranging study of EDP-305 in NASH patients, known as ARGON-1. This was a 12-week, dose ranging, randomized, double-blind, placebo-controlled trial using a new tablet formulation at strengths of 1 mg and 2.5 mg (tablet formulation yields ~ 2X greater exposure than the suspension formulation used in the Phase 1 study).

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

Overall, EDP-305 was generally safe, with the majority of treatment-emergent adverse events (TEAEs) being mild to moderate. The most common (≥5%) TEAEs included pruritus, gastro-intestinal (GI) related symptoms (nausea, vomiting, diarrhea), headache and dizziness. A consistent safety profile has been observed across more than 400 subjects exposed to EDP-305 across all studies to date.

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

In July 2020, we initiated ARGON-2, a 72-week Phase 2b study in approximately 340 subjects with histological endpoints, including fibrosis in biopsy-confirmed NASH patients treated with EDP-305 or placebo. The study will provide us an interim analysis at 12 weeks of treatment on a subset of patients to enhance our ability to prioritize our FXR agonist programs and seek opportunities more quickly for development of one or both of them in combinations with other mechanisms for NASH with fibrosis. The primary endpoint of the study will be improvement of fibrosis without worsening of NASH and/or NASH resolution without worsening of fibrosis. Two doses of EDP-305 have been selected to provide strong target engagement, and a balanced profile in terms of efficacy and tolerability. We are using 1.5 mg and 2.0 mg doses with the aim of demonstrating stronger biomarker signals of efficacy than seen at 1.0 mg and less pruritus than seen at 2.5 mg, which were the doses investigated in the ARGON-1 study.

EDP-297, Follow-On FXR Agonist

We have identified EDP-297 as our follow-on FXR agonist candidate for NASH and initiated a Phase 1 clinical study in September 2020. Preclinical findings of EDP-297 demonstrate potent anti-fibrotic, anti-inflammatory and hepatoprotective effects. EDP-297 has demonstrated preclinical potency greater than that published on any FXR agonist in clinical development today. Further, in preclinical models EDP-297 has been shown to be targeted to tissues important for efficacy, namely liver and intestine, versus plasma and skin. A highly potent and highly targeted FXR agonist may allow for lower doses and reduced drug levels at non-targeted tissues and a potential to reduce pruritus unless pruritis is FXR-mediated by FXR receptors in the liver or intestine. Subject to any future adverse impact of COVID-19, we expect to have topline data on this study in the second quarter of calendar 2021.

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

•

The modulators of the human immune system, or immunomodulators, are another major mechanism being researched. HBV has evolved to evade the natural host immune mechanisms that normally would clear a viral infection, thus approaches that can augment the immune response are being actively pursued.  In fact, interferon has been used for the treatment of HBV for decades and while it can induce a functional cure, the cure is only seen in a small percentage of patients and the treatment is generally not well tolerated. More targeted immunological approaches are being studied, including agonists of toll-like receptors, modulators of apoptotic signaling, and checkpoint inhibition.

Also, while past attempts at developing successful therapeutic vaccines have been unsuccessful, efforts continue to develop an effective HBV vaccine, using new vaccine technologies. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Gilead, GSK/Ionis, HEC, Johnson & Johnson, Qilu, Fujian Cosunter Pharmaceuticals, MYR, Replicor, Roche and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arbutus, Atea Pharmaceuticals, ENYO and Zhimeng Biopharma.

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

EDP-514, our most advanced novel core inhibitor, displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. We initiated clinical development of EDP-514 and have ongoing studies of it in patients with chronic HBV.

Our initial Phase 1 clinical study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts: Part 1 evaluated the safety, tolerability and pharmacokinetics of single ascending doses (SAD) and multiple ascending doses (MAD) of EDP-514 in healthy subjects; and Part 2 is evaluating the antiviral activity of EDP-514 in patients with chronic HBV infection that are being suppressed with nucleos(t)ide-reverse-transcriptase treatment – the current standard of care whom we refer to as nuc-suppressed HBV patients.

Part 1 of the study was completed successfully. Overall, EDP-514 demonstrated a favorable safety profile in healthy subjects for up to 14 days and was well tolerated with all treatment emergent adverse events being mild in intensity and with no discontinuations due to adverse events. Further, there were no significant individual laboratory data findings or pattern of abnormalities and EDP-514’s pharmacokinetic profile demonstrated good blood levels that support once-daily dosing. Based on these results, we initiated Part 2 of the study in 2020 to evaluate EDP-514 in nuc-suppressed patients, and subject to any future adverse impact of the COVID-19 pandemic, we expect to have topline results in the second calendar quarter of 2021.

In addition, in July 2020, we initiated a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood whom we refer to as viremic HBV patients. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in the second quarter of calendar 2021.

In addition to our clinical studies of EDP-514, we are also conducting preclinical experiments with other mechanisms that target HBV. Due to the complex nature of HBV infection, it is widely believed that combination therapy may be necessary to provide the optimal therapeutic approach for this disease.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to approximately $8 billion in 2018. Through the first nine months of calendar 2020, reported worldwide net sales were $3.1 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. After the regulatory approvals of MAVYRET and Gilead’s Vosevi® in 2017, Johnson & Johnson and Merck announced they had terminated their development of additional HCV treatments. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

During 2020 COVID-19 has impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor.  This co-formulated combination, marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of the hepatitis C virus. MAVYRET/MAVIRET is approved in the U.S., EU, Japan and numerous other countries globally as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir with the second commercialized compound, glecaprevir, approved in 2017 and marketed under the tradenames MAVYRET® (U.S.) or MAVIRET™ (ex-U.S.). Under this collaboration we have received $396.0 million in payments from AbbVie for license payments, proceeds from a sale of preferred stock, research funding payments and milestone payments through September 30, 2020.

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $625.0 million through September 30, 2020. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, HBV, NASH, hMPV and SARS-CoV-2 and other viral infections or liver diseases that we may target in the future.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s HCV treatment regimens currently face competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC, which has had an impact on the competitive landscape. For example, in March 2019, the state of Louisiana announced the selection of Asegua Therapeutics as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication.

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

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. In June 2020 Intercept received a complete response letter from the FDA and has announced that it is currently in ongoing discussions with the FDA and expects to refile an NDA for OCA in 2021 with additional safety and efficacy data. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely AbbVie, Galmed, Intercept, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, Akero, AngioLab, AstraZeneca, BMS, Can-Fite BioPharma, Cirius, Cymabay, Eli Lilly and Company, Enyo, Galectin, Gilead, HighTide Biopharma, Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM Biopharmaceuticals, Northsea Therapeutics, Novartis, Novo Nordisk, NuSirt Biopharma, Pfizer, Poxel SA, PharmaKing, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Theratechnologies, Viking Therapeutics, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Gilead, GSK/Ionis, HEC, Johnson & Johnson, Qilu, Fujian Cosunter Pharmaceuticals, MYR, Replicor, Roche and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arbutus, Atea Pharmaceuticals, ENYO and Zhimeng Biopharma.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson, and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

Each of our major development programs, including RSV, HBV and NASH, as well as our out-licensed products for HCV, typically has several issued patents and pending patent claims in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

RSV, HBV, and NASH Programs. Our patent portfolio directed to N-and L-protein inhibitors for RSV, core inhibitors for HBV, and FXR agonists for NASH with fibrosis includes issued U.S. patents and pending U.S. patent applications as well as numerous foreign patent applications. We expect that our existing patents and patent applications (assuming patents are ultimately issued), will provide composition of matter patent coverage in the U.S., if and when a compound is approved by the FDA, until at least 2038 for each of our compounds currently in clinical development.

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

More recently, President Trump and the Republicans in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. On December 14, 2018, a United States District Court judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the District Court to reconsider its earlier invalidation of the entire ACA. This decision is currently on appeal in the United States Supreme Court, where briefs were argued in November 2020.  Pending the decision on this appeal, it is unclear how this case will impact the ACA. We cannot predict what impact this case, or any legislation to replace the ACA if it is invalidated, may have on us or on AbbVie’s sales of MAVYRET/MAVIRET.

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

Research and Development

Our research and development expenses were $136.8 million, $142.2 million and $94.9 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.

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

Human Capital Resources

As of September 30, 2020, we had 141 full-time employees, 69 of whom hold Ph.D. or M.D. degrees and an additional 33 of whom hold a masters degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as our headcount has grown in the past three years and the number of biotechnology and pharmaceutical companies in the Boston area has increased dramatically, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions and grow our headcount in support of our expanding pipeline of research programs and product candidates. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Enanta Pharmaceuticals, Inc. and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

Risks Related to Our Business

Our financial prospects for the next several years are dependent upon AbbVie’s success selling MAVYRET/MAVIRET, which includes our protease inhibitor, glecaprevir, for the treatment of HCV. AbbVie may continue to experience lower sales volume in future quarters due to a reduction in diagnoses and treatment of HCV, which could adversely affect our business.

We rely on AbbVie to commercialize its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to continue to generate revenue will depend primarily on the success of AbbVie’s efforts to maintain sales of MAVYRET/MAVIRET. Such success is subject to uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to sales of this regimen. Any of several events or factors could have a material adverse effect on our ability to continue to generate revenue from AbbVie’s sales of MAVYRET/MAVIRET. For example, AbbVie:

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

•	may have to comply with additional requests and recommendations from the FDA, including label restrictions for its regimen containing glecaprevir;
•	may not obtain all commercially necessary reimbursement approvals;
•	may not commit sufficient resources to the marketing and distribution of MAVYRET/MAVIRET, whether for competitive or strategic reasons or otherwise due to a change in business priorities;
•	may cease to perform its obligations under the terms of our collaboration agreement; and
•	may unilaterally terminate our collaboration agreement on specified prior notice without any reason and without any further commitment.

We do not have access to all information regarding AbbVie’s MAVYRET/MAVIRET, including certain information about spontaneous safety reports for any marketed product, regulatory affairs, process development, manufacturing, marketing, sales and other areas known by AbbVie. Thus, our ability to keep our stockholders informed about the status of the marketed products licensed under our collaboration is limited by the degree to which AbbVie keeps us informed. If AbbVie does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the global commercialization of MAVYRET/MAVIRET could be terminated in selected jurisdictions or be commercially unsuccessful. In addition, AbbVie has the right to make decisions regarding the commercialization of licensed products without consulting us. For example, in 2018 AbbVie entered into a royalty-free licensing agreement with the Medicines Patent Pool to accelerate access to generic versions of MAVYRET/MAVIRET in 99 low- and middle-income countries and territories. AbbVie may also make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our business and prospects.

Our royalty revenues are primarily derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues will be adversely affected.

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have each announced efforts to negotiate a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead was awarded the contract in Louisiana and AbbVie was awarded the contract in Washington. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its HCV regimen branded as Epclusa®.  It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its MAVYRET/MAVIRET regimen from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payors may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for this regimen and our royalty revenue derived from its sales.

Furthermore, we expect that the COVID-19 pandemic will continue to adversely affect AbbVie’s sales of MAVYRET/MAVIRET in the United States and the rest of the world if healthcare systems continue to experience varying levels of shut-down and diagnoses and treatment rates of HCV infections remain at below-normal levels. At this point in time we do not know the extent and duration of this adverse effect. We note, however, that the HCV patient pool will continue to carry the viral infection until treated.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV, HBV, NASH, hMPV and SARS-CoV-2, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, HBV, NASH, hMPV and SARS-CoV-2 and other viral infections or diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s MAVYRET/MAVIRET regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA in July 2017 for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni in January 2019 through a newly created subsidiary, Asegua Therapeutics, LLC, which has had an impact on the competitive landscape. For example, in March 2019, the state of Louisiana announced the selection of Asegua Therapeutics as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication. Other competitive products in the form of other treatment methods or a vaccine for HCV may render MAVYRET/MAVIRET obsolete or noncompetitive. MAVYRET/MAVIRET will face competition based on its safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If MAVYRET/MAVIRET faces competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e. Gilead and Asegua Therapeutics), our collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

We also expect our other product candidates to face intense and increasing competition in the NASH and antiviral markets as advanced technologies and products become available. Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. In June 2020 Intercept received a complete response letter from the FDA and has announced that it is currently in ongoing discussions with the FDA and expects to refile an NDA for OCA in 2021 with additional safety and efficacy data. We are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely AbbVie, Galmed, Intercept, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, Akero, AngioLab, AstraZeneca, BMS, Can-Fite BioPharma, Cirius, Cymabay, Eli Lilly and Company, Enyo, Galectin, Gilead, HighTide Biopharma, Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM Biopharmaceuticals, Northsea Therapeutics, Novartis, Novo Nordisk, NuSirt Biopharma, Pfizer, Poxel SA, PharmaKing, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Theratechnologies, Viking Therapeutics, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Similarly, HBV and RSV represent competitive therapeutic areas. While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Gilead, GSK/Ionis, HEC, Johnson & Johnson, Qilu, Fujian Cosunter, MYR, Replicor, Roche and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aicuris, Aligos, Altimmune, Arbutus, Atea Pharmaceuticals, ENYO and Zhimeng Biopharma.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

In addition, if a vaccine is approved for any virus on which we are working, there would be a reduction in the commercial opportunity for our therapeutic candidate.

If we are not able to develop new products that can compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

The ongoing COVID-19 pandemic has had an impact on our business operations and clinical trials and could continue, directly or indirectly, to adversely affect our business, results of operations and financial condition and our stock price.

The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We have made modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from shelter-in-place policies and other restrictions on the ability of our employees to perform their jobs.

Our business could continue to be materially adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic, which has spread to the countries in which we, our contract manufacturers, our clinical research contractors and our collaborators in clinical research do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the

COVID-19 pandemic, including lock-downs, mask mandates and social distancing, began just before the start of the winter RSV season in the Southern Hemisphere which delayed or prevented activation of some trial sites in that region. Similarly, the mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of RSV and other respiratory illnesses at the activated sites in the Southern Hemisphere’s RSV season and the recruitment in our RSVP study. These impacts of COVID-19 could affect the future course of this study and our other ongoing clinical trials and delay their timelines.

During 2020 COVID-19 has also impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

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

We reported a net loss for the fiscal year ended September 30, 2020, primarily due to the impact of COVID-19 on our royalty revenues. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, would likely result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

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

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of the COVID-19 shut-down has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies will be impacted by the pandemic. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter. If combined with any continuation of the recent trend of reduced royalty revenue, such a trend would likely result in operating losses in the coming year and in future periods, unless we develop other sources of revenue.

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

As we expand our research efforts and seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to obtain these capabilities. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Our future capital requirements depend on many factors, including:

•	the amount of royalties generated from MAVYRET/MAVIRET sales under our existing collaboration with AbbVie;
•	any continuing impact of the COVID-19 pandemic on the numbers of treated HCV patients;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays and additional expense in our clinical trials as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. Any ongoing or future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. If clinical trials of any of our proprietary product candidates are prolonged or delayed or fail, we may be unable to commercialize our product candidates on a timely basis or ever.

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than paritaprevir and glecaprevir, which were clinically developed by AbbVie, has yet to advance beyond completion of Phase 2 clinical trials. Any ongoing or future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays, including those caused by the COVID-19 pandemic, for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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

We expect that the further development of successful therapies in our principal disease areas of NASH and HBV may require combining one or more of our compounds with other compounds with different mechanisms of action. To advance our programs and achieve favorable opportunities for any such combinations we may conduct preclinical testing, as well as clinical testing, with one of our other compounds or with a compound of a third party, with or without a longer-term collaboration with any such party. We may choose to disclose such testing in advance, but we can anticipate that some of the testing would be done without any public disclosure. If any such testing produces adverse results, we may have to disclose it to regulatory authorities as part of the data available with respect to our product candidate and the data may have adverse consequences for the further development and the ultimate conditions attached to any approved use of the product candidate, whether in the combination tested or even as a monotherapy or in combination with other mechanisms.

EDP-938, EDP-514, EDP-305, EDP-297 or any other product candidate emerging from our current RSV, HBV, hMPV, SARS-Cov-2 and NASH programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

In our HBV program, we are developing modulators of capsid assembly, also known as core inhibitors. This is a newer mechanism of action for potential HBV treatment, and no capsid assembly modulators have advanced beyond Phase 2 clinical studies. Thus, we are not able to predict what adverse effects may arise in longer term studies conducted in larger populations. In addition, long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

In our NASH program, we are developing agonists of the farnesoid X receptor, or FXR, that are designed to bind to that receptor and then trigger a response from it. The adverse effects from long-term exposure to the FXR drug class are not well known since within this class only two drugs have been approved by the FDA—Ocaliva®, approved in May 2016 for PBC, and an older drug not commonly used but approved to treat cholesterol gallstones (by dissolving them) and a rare lipid storage disease. In the case of Ocaliva, which is also in development for NASH, the FDA issued a Complete Response Letter, or CRL, in June 2020, due at least in part to some still undisclosed safety signal identified by the FDA. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies like FXR agonists could be significant.

In addition, our drug candidates for NASH are being developed as a potential treatment for a severe disease that commonly occurs in patients with other serious conditions, including metabolic syndrome and diabetes. Any clinical trials in NASH will necessarily be conducted in patient populations that may be more prone than the general population to exhibit certain disease states or adverse events. It may be difficult to discern whether certain events or symptoms observed during our trials were due to our drug candidates or placebo, resulting in our company and our development programs being negatively affected even if such events or symptoms are ultimately determined to be unlikely related to our drug candidates.

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

To date we have only tested our product candidates through initial Phase 2 studies. The results of preclinical studies and these early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. For example, several companies engaged in clinical development in the disease areas we are also engaged in have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. On December 14, 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the District Court to reconsider its earlier invalidation of the entire ACA. This decision is currently on appeal in the United States Supreme Court, where briefs were argued in November 2020. Pending the decision on this appeal, it is unclear how this case will impact the ACA. We cannot predict what impact this case, or any legislation to replace the ACA if it is invalidated, may have on us or on AbbVie’s sales of MAVYRET/MAVIRET.

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

Our ability to commercialize any product candidate successfully, as well as AbbVie’s continued commercialization of MAVYRET/MAVIRET, will also depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In the case of HCV, limitations of coverage have recently been used to limit access to HCV treatments for only those patients with more advanced fibrosis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and, in many cases involving HCV drugs, seeking discounts in exchange for greater patient access to a particular HCV drug. In addition, there are private and public payors challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, reimbursement may impact the demand for, or the price of, MAVYRET/MAVIRET or any product candidate for which we may obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we may seek marketing approval.

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

MAVYRET/MAVIRET, as well as EDP-938, EDP-514, EDP-305, EDP-297 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

•	the continued longevity of any market for which we develop a drug;

•	the levels of funding provided by government-funded healthcare for treatment of any disease for which we develop a drug;
•	the relative convenience and ease of administration of any treatment regimen containing one of our product candidates compared to competitive regimens;
•	the prevalence and severity of adverse side effects, whether involving the use of treatment regimens containing one of our products candidates or similar, competitive treatment regimens; and
•	the effectiveness of our sales and marketing efforts.

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

If our existing collaboration agreement with AbbVie is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, experience a delay in entering into, or fail to maintain, such collaborations:

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China. To date our contract manufacturer in China, which is not located in the Wuhan region, has not had any material delays in its ability to deliver API and other services. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our ongoing studies, we paused recruitment and dosing of the ARGON-2 Phase 2b NASH study and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients as a result of the COVID-19 pandemic in March 2020, but we were able to resume these studies in July 2020. The pause in these studies is expected to delay their completion, and it is uncertain whether they or any of our other ongoing studies may be subject to further disruptions due to the ongoing pandemic. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Risks Related to Our Intellectual Property Rights

We are competing to develop intellectual property in areas of small-molecule drug development that are highly competitive. We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates.

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

In addition, certain of our activities in the past have been funded, and others may in the future be funded, by the United States federal government. For example, the preclinical and early clinical development of the lead antibiotic product candidate in our former antibiotic program, which we are no longer developing, was funded under a contract with NIAID, an entity of the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government and United States government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to certain requirements to manufacture products in the United States.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates in order to protect our competitive position in the field of each of our antivirals and our NASH product candidates. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. We take steps to protect our proprietary information, and our confidentiality agreements and invention assignment agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years and during the COVID-19 pandemic in part due to the proliferation of new technologies, the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors as well as remote working for many businesses. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security breaches.

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through September 30, 2020, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

•	results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;
•	actions by AbbVie regarding the MAVYRET/MAVIRET regimen, including announcements regarding regulatory or commercial developments;
•	market expectations about and response to the levels of sales or scripts achieved by, or the announced prices or discounts for, AbbVie’s MAVYRET/MAVIRET regimen or competitive HCV drugs;
•	failure of AbbVie’s MAVYRET/MAVIRET regimen to maintain its sales levels;
•	the results of our efforts to discover or develop additional product candidates;
•	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
•	our dependence on third parties, including our collaborators, CROs, manufacturers, clinical trial sponsors and clinical investigators;
•	regulatory, political or legal developments in the United States or other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to commercialize our product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	period-to-period variations in our financial results or those of companies that are perceived to be similar to us;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products or for competitive regimens;
•	market conditions in the pharmaceutical and biotechnology sectors;
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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $4.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $45.78 per common share as of September 30, 2020, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $5.5 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we had 20.0 million shares of common stock outstanding. In addition, as of September 30, 2020, 3.3 million and 0.1 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

General Risk Factors

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

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space. The term of our current lease expires on September 1, 2022. We also lease approximately 18,000 square feet of additional office space located in Watertown, Massachusetts. The term of this lease expires on August 1, 2024.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2020 and 2019:

	Fiscal 2020
	High	Low
First Quarter	$67.88	$57.15
Second Quarter	$62.12	$38.40
Third Quarter	$58.59	$44.90
Fourth Quarter	$54.57	$42.07

	Fiscal 2019
	High	Low
First Quarter	$86.42	$64.09
Second Quarter	$106.80	$68.67
Third Quarter	$101.27	$80.52
Fourth Quarter	$89.25	$58.02

As of November 17, 2020 there were 22 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2015 through September 30, 2020 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

We have derived the consolidated statements of operations data for the years ended September 30, 2020, 2019, and 2018 and the consolidated balance sheet data as of September 30, 2020 and 2019 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2017 and 2016 and the balance sheet data as of September 30, 2018, 2017 and 2016 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of any results to be expected for any future period.

	Years Ended September 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$122,473	$205,197	$206,625	$102,814	$88,268
Operating expenses:
Research and development	136,756	142,213	94,856	57,451	40,461
General and administrative	27,356	26,246	23,441	20,749	16,966
Total operating expenses	164,112	168,459	118,297	78,200	57,427

Income (loss) from operations	(41,639)	36,738	88,328	24,614	30,841
Other income (expense), net	6,620	8,819	4,793	2,333	1,719

Income (loss) before income taxes	(35,019)	45,557	93,121	26,947	32,560
Income tax (expense) benefit	(1,149)	826	(21,165)	(9,237)	(10,894)
Net income (loss)	$(36,168)	$46,383	$71,956	$17,710	$21,666

Net income (loss) per share:
Basic	$(1.81)	$2.37	$3.74	$0.93	$1.14
Diluted	$(1.81)	$2.21	$3.48	$0.91	$1.13
Weighted average common shares outstanding:
Basic	19,940	19,584	19,255	19,066	18,929
Diluted	19,940	20,968	20,650	19,407	19,224

	As of September 30,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$419,283	$400,249	$325,119	$293,707	$242,203
Working capital	412,680	379,239	364,364	216,837	224,267
Total assets	486,132	489,829	414,227	326,637	281,277
Operating lease liabilities	8,099	—	—	—	—
Warrant liability	—	—	—	807	1,251
Series 1 nonconvertible preferred stock	1,479	1,628	1,628	762	159
Total stockholders’ equity	455,580	462,492	393,679	301,676	269,936

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•

Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that approximately 200,000 hospitalizations in the U.S. and EU occur each year in children under the age of two and approximately 170,000 hospitalizations in these regions occur each year in adults over the age of 65;

•	Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect more than 250 million individuals worldwide;
•	SARS-CoV-2, the virus that causes COVID-19;
•	Human metapneumovirus, or hMPV, a virus that causes respiratory infection with symptoms similar to RSV; and
•

Non-alcoholic steatohepatitis, or NASH, a liver disease estimated to affect approximately 1.5% to 6.5% of the population in the developed world (which translates to approximately 5 to 20 million individuals in the U.S. alone).

We had $419.3 million in cash and marketable securities at September 30, 2020. In fiscal 2020, we earned $122.5 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

Our Wholly-Owned Programs

Our wholly-owned research and development programs are in virology, namely RSV, HBV, SARS-CoV-2 and hMPV, and in NASH, a non-viral liver disease:

•	RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938.
o	In June 2019, we announced positive topline results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV.
o

Based on the results of the challenge study, we now have an ongoing Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. While many of the sites for the Northern Hemisphere missed an unusually early RSV season in 2019-2020 and COVID-19 delayed or prevented activation of some trial sites in the Southern Hemisphere, the mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of respiratory illnesses (other than COVID-19) at the activated sites in that region’s RSV season. We are reactivating sites in North America and are adding sites in several countries in Europe in preparation for the 2020-2021 winter RSV season, and also plan to add sites in Asian countries in 2021. While it is too early to know the extent of any impact of COVID-19 on the levels of RSV infection in this season and our RSVP timelines, assuming full study enrollment in the Northern Hemisphere for the 2020-2021 season, we would expect to have data in the third calendar quarter of 2021.

o

Concurrent with the RSVP study, we plan to initiate two additional Phase 2 RSV studies during the 2020-2021 Northern Hemisphere RSV season, one in adult transplant patients who are immune-compromised and one in pediatric patients. The adult transplant patient study, named RSVTx, is a Phase 2b randomized, double-blind, placebo-controlled study of EDP-938 to evaluate the effect of EDP-938 in adult hematopoietic cell transplant recipients with acute RSV infection of the upper respiratory tract.

o

The pediatric trial, named RSVPEDs, is a randomized, double-blind, placebo-controlled Phase 2 dose ranging study of EDP-938 to evaluate EDP-938 regimens in hospitalized or non-hospitalized infants and children aged 28 days to 24 months, who test positive for RSV based on an approved diagnostic assay.

o	It is too early to know what impact, if any, COVID-19 may have on the timelines for the RSVTx or RSVPEDs studies.
•

HBV: Our lead candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a novel core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. We have initiated clinical development of EDP-514 and have ongoing studies of it in patients with chronic HBV.

o

Our initial study was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. Part 1 of the study was completed successfully. Overall, EDP-514 demonstrated a favorable safety profile in healthy subjects. Based on these results, we initiated Part 2 of the study to evaluate EDP-514 in nuc-suppressed patients, and subject to any future adverse impact of the COVID-19 pandemic, we expect to have topline results in the second calendar quarter of 2021.

o

In addition, in July 2020, we initiated a separate Phase 1b study in patients with chronic HBV infection who are not on HBV therapy and have high levels of virus in their blood whom we refer to as viremic HBV patients. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in the second quarter of calendar 2021.

•

COVID-19:  Since we announced our newest discovery program for the treatment of COVID-19, we have been leveraging our expertise in direct-acting antiviral mechanisms to discover new compounds to treat COVID-19, using a combination of screening and targeted drug design.

•

hMPV:  Since announcing our new drug discovery effort for hMPV in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward identifying our first clinical candidate for this indication.

•

NASH: We currently have two compounds in clinical development for NASH, EDP-305 and EDP-297, referred to as FXR agonists. These compounds, which selectively bind to and activate the Farnesoid X receptor, or FXR, represent a class of FXR agonists designed to take advantage of increased binding interactions with this receptor.

o

In July 2020 we initiated ARGON-2, a 72-week, Phase 2b, randomized, double-blind, placebo-controlled study, with histological endpoints, including fibrosis in 340 biopsy-confirmed NASH patients treated with EDP-305 or placebo. We are using EDP-305 doses of 1.5 mg and 2.0 mg, which we believe will favorably balance strong, efficacious target engagement with tolerability.

o

In September 2020, we initiated a Phase 1 clinical study of EDP-297, a highly potent and targeted follow-on FXR agonist, being developed for the treatment of NASH. The Phase 1, randomized, double-blind, placebo-controlled, first-in-human study is designed to assess the safety, tolerability, and pharmacokinetics, including the effect of food intake, of orally administered EDP-297 in approximately 74 healthy adult subjects. Two phases are planned: a single ascending dose phase enrolling six cohorts, including a two-part food effect cohort, and a multiple ascending dose phase enrolling three cohorts. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in the second calendar quarter of 2021.

o

At approximately the same time that we expect to have data from the EDP-297 study, we expect that ARGON-2 will provide us an interim analysis at 12 weeks of treatment on a subset of patients to enhance our ability to prioritize our FXR agonist compounds and seek opportunities more quickly for development of one or both of them in combinations with other mechanisms for NASH with fibrosis.

o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which might be used in combination with an FXR agonist or other therapies for NASH.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

Our Out-Licensed Products

Through our Collaborative Development and License Agreement with AbbVie, we have discovered and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets. Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. These royalties are calculated separately from the royalties on AbbVie’s paritaprevir-containing regimens, AbbVie’s initial HCV treatment now replaced by MAVYRET/MAVIRET in most markets worldwide. The annual royalty tiers for each of these royalty-bearing products return to the lowest tier for sales on and after each January 1.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In 2020, we had two Phase 2 studies ongoing for our wholly-owned programs in RSV and NASH and two Phase 1 studies in our HBV and NASH programs. We are also progressing other compounds into preclinical development in our RSV, HBV and NASH programs as well as pursuing drug discovery efforts in hMPV and COVID-19.

During 2020, we experienced disruptions in our business due to the spread of COVID-19. Specifically, we paused recruitment of our Phase 2 ARGON-2 study in NASH and Part 2 of our Phase 1a/1b study in nuc-suppressed HBV patients in March 2020 but were able to resume recruitment in both of these studies in July 2020. Further, COVID-19 resulted in a delay or prevention in site activation in the Southern Hemisphere for our Phase 2 RSVP trial in RSV for that region’s RSV season. However, we are reactivating sites in North America and are adding sites in several countries in Europe in preparation for the 2020-2021 winter RSV season, and also plan to add sites in Asian countries in 2021.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2021 than in 2020 as we continue to advance our RSV, NASH, HBV, hMPV, and SARS CoV-2 programs. However, if the COVID-19 pandemic slows down our research and development programs, it will reduce our spending in those areas in the near term.

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. During 2020, royalty revenues declined as compared to the prior year due primarily to the worldwide impact of COVID-19 on treated patient volumes as well as competitive pricing pressures in select markets. Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue as well as increases in our future expenditures for the advancement of our internally developed compounds, we expect our expenses will exceed our revenues in fiscal 2021.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie. Substantially all our royalty revenues are now derived from the sales of MAVYRET/MAVIRET, an 8-week treatment regimen that is pan-genotypic.

Under the terms of our AbbVie agreement, we earn annually tiered, double-digit royalties on the 50% of AbbVie’s net sales of MAVYRET/MAVIRET allocated to glecaprevir, the protease inhibitor we discovered. Beginning with each January 1, the cumulative net sales of each royalty-bearing product start at zero for purposes of calculating the tiered royalties on a product-by-product basis.

The following table is a summary of revenue recognized for the years ended September 30, 2020, 2019, and 2018:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
AbbVie agreement:
Royalties	$122,473	$205,197	$191,625
Milestones	—	—	15,000
Total revenue	$122,473	$205,197	$206,625

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

Since all of our research performance obligations under the AbbVie agreement were concluded by June 30, 2011, all milestone payments received since then have been recognized as revenue upon achievement of each milestone by AbbVie. During the fiscal year ended September 30, 2018, we earned and recognized as revenue the last milestone payment for glecaprevir, which was a $15.0 million milestone payment upon AbbVie’s achievement of commercialization regulatory approval of MAVIRET® in Japan.

We expect all of our revenue in 2021 to be generated from our collaboration agreement with AbbVie.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2020, 2019, and 2018:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Research and development	$136,756	$142,213	$94,856
General and administrative	27,356	26,246	23,441
Total operating expenses	$164,112	$168,459	$118,297

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

Other Income (Expense), Net

Other income (expense), net consists of interest and investment income and the change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned for any refunds received from tax authorities. Investment income consists of the amortization or accretion of any purchased premium or discount on our short-term and long-term marketable securities. The change in fair value of our Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended September 30, 2020, 2019, and 2018 is the result of federal and state taxes generated from our domestic operations. Income tax (expense) benefit is based on our best estimate of applicable income tax rates, net research and development tax credits, net operating loss carryforwards and carrybacks, changes in valuation allowance estimates and deferred income taxes, for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period, except when a reliable estimate of the annual effective tax rate cannot be made and we instead use the year-to-date effective tax rate.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

We have entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. These include contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not-for-profit organizations and other entities to support our research and development activities. We expense the cost of each contract as the work is performed. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of our outstanding obligation as of period end to those third parties. Our accrual estimates are based on a number of factors, including our knowledge of the research and development programs and pharmaceutical drug manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

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

A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the ability to generate future taxable income during the periods in which those temporary differences become deductible. Assessment of a potential recovery of deferred tax assets requires significant judgment and is evaluated by estimating the future taxable income expected and considering prudent and feasible tax planning strategies. As of September 30, 2020, we recorded a valuation allowance against the majority of our deferred tax assets because we do not expect to have sufficient taxable income in the future to realize the majority of our existing deferred tax assets.

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

Results of Operations

Comparison of Years Ended September 30, 2020, 2019, and 2018

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Revenue	$122,473	$205,197	$206,625
Research and development	136,756	142,213	94,856
General and administrative	27,356	26,246	23,441
Other income (expense):
Interest and investment income, net	6,471	8,819	4,852
Change in fair value of Series 1 nonconvertible preferred stock	149	—	(59)
Income tax (expense) benefit	(1,149)	826	(21,165)
Net income (loss)	(36,168)	46,383	71,956

Revenue. We recognized revenue of $122.5 million during the year ended September 30, 2020, as compared to $205.2 million during the year ended September 30, 2019. The decrease in revenue of $82.7 million year-over-year was due to lower numbers of treated HCV patients as a result of the worldwide COVID-19 pandemic as well as competitive pricing pressures in select markets.

We recognized revenue of $205.2 million during the year ended September 30, 2019 compared to $206.6 million during the year ended September 30, 2018. The decrease in revenue of $1.4 million year-over-year was due to the fact that in fiscal 2018 we received the final milestone payment of $15.0 million earned under our AbbVie agreement related to reimbursement approval for MAVIRET®, in Japan. This decrease was offset by an increase of $13.6 million in royalties earned under our AbbVie agreement which were driven by the launch of MAVYRET/MAVIRET in late calendar 2017.

Our weighted average royalty rate on the portion of AbbVie’s sales allocable to our protease inhibitor products was approximately 13%, 13% and 12% during the years ended September 30, 2020, September 30, 2019 and 2018, respectively.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen, the impact of the COVID-19 pandemic on treated patient volumes and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie. (See Note 7 to our consolidated financial statements for further details on our royalty rate tier.)

Research and development expenses.

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
R&D programs:
Virology	$85,856	$75,087	$40,047
Liver disease	45,001	66,892	54,691
Other	5,899	234	118
Total research and development expenses	$136,756	$142,213	$94,856

Research and development expense decreased by $5.5 million for the year ended September 30, 2020 as compared to the same period in 2019. The decrease year-over-year was primarily due to timing of our clinical studies in our virology and liver disease programs as well as the impact of the COVID-19 pandemic. In fiscal 2020, we initiated a Phase 2 study in our RSV program (RSVP), continued our Phase 1a/1b study of EDP-514 (HBV program) in nuc-suppressed patients, and initiated a separate Phase 1b study in patients with chronic HBV infection in our virology program. We also initiated our ARGON-2 study in our liver disease program. However, in March 2020, we paused enrollment of the ARGON-2 and HBV nuc-suppressed studies and experienced a delay or prevention of site activation of some trial sites in the Southern Hemisphere in our RSVP study due to mitigation steps to manage the pandemic in that region. However, we were able to resume recruitment of the ARGON-2 and HBV nuc-suppressed studies in July 2020 and are reactivating sites in North America and are adding sites in Europe in preparation for the 2020-2021 winter RSV season for our RSVP study. In comparison, in fiscal 2019, we had initiated and completed part 1 of a Phase 2a human challenge study of EDP-938 and initiated a Phase 1a/1b clinical study of EDP-514, both of which are part of our virology programs. In our liver disease program, we had two Phase 2 studies of EDP-305 ongoing, one in NASH patients and one in PBC patients.

Research and development expense increased by $47.4 million for the year ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to progression of clinical activities in our virology and liver disease programs. In fiscal 2018 we initiated two Phase 2 studies of EDP-305 which continued into 2019 and advanced other compounds in preclinical development in our liver disease programs. In addition to these ongoing studies in our liver disease programs, in fiscal 2019 we initiated and completed part 1 of a Phase 2a human challenge study of EDP-938 and initiated a Phase 1a/1b clinical study of EDP-514, both of which are part of our virology programs. Increases in our research and development expenses were driven by an increase in headcount to support our programs and an increase in external costs for clinical activities.

We expect that our research and development expenses will continue to increase in the future as we conduct more clinical development activities.

General and administrative expenses. General and administrative expenses increased by $1.1 million for the year ended September 30, 2020 as compared to the same comparable period in 2019. The increase was primarily due to an increase in patent costs to support our broadening patent portfolio and premiums on directors and officers insurance.

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

Other income (expense), net. Changes in components of other income (expense), net were as follows:

Interest and investment income, net. Interest and investment income, net, decreased by $2.3 million for the year ended September 30, 2020 compared to the same period in 2019, primarily due to more purchases of our debt securities at a premium in fiscal 2020.

Interest and investment income, net, increased by $4.0 million for the year ended September 30, 2019 compared to the same period in 2018, primarily due to higher average marketable securities balances in 2019 as a result of receipt of significant royalties in 2019 under our AbbVie agreement.

Change in fair value of Series 1 nonconvertible preferred stock. We recognized other income for the year ended September 30, 2020 of $0.1 million due to a decrease in the fair value of outstanding Series 1 nonconvertible preferred stock year over year. In fiscal 2019, we determined that no fair value adjustment was required for our outstanding Series 1 nonconvertible preferred stock. In fiscal 2018, we recognized expense due to the increase in fair value of outstanding Series 1 nonconvertible preferred stock year over year, offset by the expiration of unexercised warrants outstanding as of October 4, 2017.

Income tax (expense) benefit. We recorded income tax expense of $(1.1) million and an income tax benefit of $0.8 million for the years ended September 30, 2020 and 2019, respectively. The effective tax rate for the year ended September 30, 2020 was 3.3% and for the year ended September 30, 2019 it was an effective tax rate of (1.8%). The increase in income tax expense in fiscal year 2020 was primarily due to a valuation allowance charge recorded against the majority of our deferred tax assets of $18.3 million, partially offset by a federal net operating loss carryback as permitted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), research and development tax credits generated during the year and release of an uncertain tax position reserve related to the close of a tax audit. A valuation allowance was recorded against our deferred tax assets because it was more likely than not that we will not have sufficient taxable income in the future that will allow us to realize the majority of our existing deferred tax assets. In 2019, although we reported higher income before taxes, we recorded an income tax benefit due to federal income tax benefits associated with foreign-derived royalty income, higher federal research and development tax credits and higher tax deductions from employee stock-award related activity during 2019.

We recorded an income tax benefit of $0.8 million and expense of $(21.2) million for the years ended September 30, 2019 and 2018, respectively. The effective tax rate for the year ended September 30, 2019 was (1.8%) and the effective tax rate for the year ended September 30, 2018 was 22.7%. The decrease in income tax expense was primarily due to a decrease in income before taxes year over year, a federal income tax benefit associated with foreign-derived royalty income recognized in 2019, an increase in federal research and development tax credits due to increased research and development expenses and an increase in tax deductions from employee stock-award related activity during 2019. The 2018 effective tax rate was driven by higher income before taxes as well as a non-cash revaluation charge against deferred tax assets due to the reduced federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.

Income tax benefit (expense) for all periods presented was attributable to the tax provision on earnings of our operations, all of which are domestic.

Liquidity and Capital Resources

During fiscal 2020, 2019 and 2018, we funded our operations with cash flows generated from operations. At September 30, 2020, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $419 million.

The following table shows a summary of our cash flows for each of the years ended September 30, 2020, 2019, and 2018:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$7,088	$71,418	$29,220
Investing activities	19,830	(86,664)	(35,402)
Financing activities	8,983	2,574	4,409
Net increase (decrease) in cash and cash equivalents	$35,901	$(12,672)	$(1,773)

Net cash provided by operating activities

Cash provided by operating activities was $7.1 million for the year ended September 30, 2020 as compared to $71.4 million for the same period in 2019. The decrease in cash provided by operating activities was primarily driven by a decrease in royalty payments received under our collaboration with AbbVie and an increase in research and development costs incurred year-over-year, which were partially offset by a decrease in cash taxes paid. For the foreseeable future, we expect to incur substantial additional costs associated with research and development for our internally developed programs.

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

Net cash provided by (used in) investing activities

The increase of $106.5 million in cash provided by investing activities for the year ended September 30, 2020 as compared to the same period in 2019 was driven by timing of purchases, sales and maturities of marketable securities.

The increase of $51.3 million in cash used in investing activities for the year ended September 30, 2019 as compared to the same period in 2018 was driven by timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in cash provided by financing activities of $6.4 million for the year ended September 30, 2020 as compared to the same period in 2019 was driven by an increase in proceeds from stock option exercises in 2020 as compared to 2019 as well as a decrease in withholding tax payments for the settlement of share-based awards of $2.7 million driven by a decrease in the amount of awards settled as well as a decline in our stock price year-over-year at the time of vesting of certain share-based awards.

The decrease in cash provided by financing activities of $1.8 million for the year ended September 30, 2019 as compared to the same period in 2018 was driven by an increase in tax withholding payments for the vesting of performance-based stock unit awards in 2019.

Funding Requirements

As of September 30, 2020, we had $419 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from MAVYRET/MAVIRET sales under our existing collaboration with AbbVie;
•	any continuing impact of the COVID-19 pandemic on the numbers of treated HCV patients;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays and additional expense in our clinical trials as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

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

The following table summarizes our contractual obligations at September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	2021	2022-2023	2024-2025	2026 and later	Total
	(in thousands)
Operating leases	$4,654	$3,544	$519	$—	$8,717

As of September 30, 2020, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as long-term liabilities on our consolidated balance sheet and recorded at fair value of $1.5 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities measured at fair value as of September 30, 2020. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company. The table above does not include this liability because we are unable to estimate the timing of this required payment, or if it will ever be required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term and long-term marketable securities of approximately $419 million at September 30, 2020, which consisted of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations. We had no debt outstanding as of September 30, 2020.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2020, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

In connection with the preparation of this Form 10-K, as of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020. These conclusions were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2020 our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

ITEM 9B.	OTHER INFORMATION

  On November 20, 2020, our compensation committee awarded 26,500 restricted stock units, or RSUs, to Jay Luly, our President and Chief Executive Officer, and 7,600 RSUs to each of Yat Sun Or, our Senior Vice President, Research & Development and Chief Scientific Officer, Nathalie Adda, our Senior Vice President and Chief Medical Officer, Paul Mellett, our Senior Vice President, Finance & Administration and Chief Financial Officer, and Nathaniel Gardiner, our Senior Vice President and General Counsel, under our 2019 Equity Incentive Plan. Each RSU represents the contingent right to receive, upon vesting, one share of our common stock. The RSUs vest in equal annual installments over four years from the date of grant, subject to continued employment.

The form of Restricted Stock Unit Certificate is filed as Exhibit 10.26 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Proposal 1 - Election of Directors—Nominees for Director and Current Directors”, “Delinquent Section 16(a) Reports”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, also referred to as the 2021 Proxy Statement, which will be filed within 120 days after September 30, 2020.

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2021 Proxy Statement, which will be filed within 120 days after September 30, 2020: “Executive Compensation” and “Corporate Governance—Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2021 Proxy Statement, which will be filed within 120 days after September 30, 2020.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2020:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,399	(2)	$47.81	1,407	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	3,399			1,407

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2021 Proxy Statement, which will be filed within 120 days after September 30, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2021 Proxy Statement, which will be filed within 120 days after September 30, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	10-Q	02/09/2016	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	10-K	12/11/2014	10.5	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839

10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779

10.10	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.	10-K	11/29/2019	10.10	001-35839

10.11#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779

10.12#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779

10.13#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779

10.14#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779

10.15#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.16#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.17#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.18#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.19#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.20#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.21#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.22#	2019 Equity Incentive Plan.	8-K/A	03/07/2019	10.1	001-35839

10.23#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.24#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.25#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.26#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.27#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††

This Exhibit has been filed separately with the commission pursuant to an application for confidentiality treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

ITEM 16.	FORM 10-K SUMMARY

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of November, 2020.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2020

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2020

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 25, 2020

/s/ Mark G. Foletta Mark G. Foletta	Director	November 25, 2020

/s/ George S. Golumbeski, Ph.D. George S. Golumbeski, Ph.D.	Director	November 25, 2020

/s/ Kristine Peterson Kristine Peterson	Director	November 25, 2020

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 25, 2020

/s/ Terry Vance Terry Vance	Director	November 25, 2020

ENANTA PHARMACEUTICALS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of October 1, 2019.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations as of period end to those third parties. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $5.4 million and $2.9 million as of September 30, 2020, respectively.  The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to research and development and pharmaceutical drug manufacturing accruals is a critical audit matter are the significant judgment by management in developing the accrual estimates, as the estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contracts, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to progress towards completion of the research and development programs and pharmaceutical drug manufacturing activities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development expenses and accrued pharmaceutical drug manufacturing, including controls over the review of contracts and assessment of progress of the accrued research and development programs and accrued pharmaceutical drug manufacturing activities. These procedures also included, among others (i) testing management’s process for developing estimates based upon the progress of the research and development programs and pharmaceutical drug manufacturing activities; (ii) reading research and development and pharmaceutical drug manufacturing contracts on a test basis; (iii) evaluating the completeness and accuracy of data used by management; and (iv) evaluating the reasonableness of significant assumptions related to the progress towards completion. Evaluating management’s assumptions related to progress towards completion of the research and development programs and pharmaceutical drug manufacturing activities included evaluating whether the assumptions were reasonable considering the associated timelines, invoicing to date and the provisions in the contracts.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

November 25, 2020

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$87,131	$51,230
Short-term marketable securities	299,518	284,006
Accounts receivable	23,492	51,313
Prepaid expenses and other current assets	26,696	15,299
Total current assets	436,837	401,848
Long-term marketable securities	32,634	65,013
Property and equipment, net	8,596	10,927
Deferred tax assets	345	11,341
Operating lease, right-of-use assets	7,020	—
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$486,132	$489,829
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,737	$6,689
Accrued expenses and other current liabilities	14,159	15,920
Operating lease liabilities	4,261	—
Total current liabilities	24,157	22,609
Operating lease liabilities, net of current portion	3,838	—
Series 1 nonconvertible preferred stock	1,479	1,628
Other long-term liabilities	1,078	3,100
Total liabilities	30,552	27,337
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,077 and 19,703 shares issued and outstanding at September 30, 2020 and September 30, 2019, respectively	201	197
Additional paid-in capital	326,963	298,409
Accumulated other comprehensive income	844	146
Retained earnings	127,572	163,740
Total stockholders' equity	455,580	462,492
Total liabilities and stockholders' equity	$486,132	$489,829

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2020	2019	2018
Revenue
Royalties	$122,473	$205,197	$191,625
Milestones	—	—	15,000
Total revenue	122,473	205,197	206,625
Operating expenses:
Research and development	136,756	142,213	94,856
General and administrative	27,356	26,246	23,441
Total operating expenses	164,112	168,459	118,297
Income (loss) from operations	(41,639)	36,738	88,328
Other income (expense), net:
Interest and investment income, net	6,471	8,819	4,852
Change in fair value of Series 1 nonconvertible preferred stock	149	—	(59)
Total other income (expense), net	6,620	8,819	4,793
Income (loss) before income taxes	(35,019)	45,557	93,121
Income tax (expense) benefit	(1,149)	826	(21,165)
Net income (loss)	$(36,168)	$46,383	$71,956
Net income (loss) per share:
Basic	$(1.81)	$2.37	$3.74
Diluted	$(1.81)	$2.21	$3.48
Weighted average shares outstanding:
Basic	19,940	19,584	19,255
Diluted	19,940	20,968	20,650

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Net income (loss)	$(36,168)	$46,383	$71,956
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $388, $173, and ($109)	698	544	(286)
Total other comprehensive income (loss), net of tax	698	544	(286)
Comprehensive income (loss)	$(35,470)	$46,927	$71,670

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2017	19,120	$191	$256,241	$(112)	$45,356	$301,676
Exercise of stock options and warrants	230	2	6,242	—	—	6,244
Vesting of restricted stock units, net of withholding	45	1	(1,757)	—	—	(1,756)
Stock-based compensation expense	—	—	15,845	—	—	15,845
Cumulative effect adjustment for adoption of new accounting guidance (Note 2)	—	—	(45)	—	45	-
Other comprehensive loss, net of tax	—	—	—	(286)	—	(286)
Net income	—	—	—	—	71,956	71,956
Balances at September 30, 2018	19,395	194	276,526	(398)	117,357	393,679
Exercise of stock options and warrants	231	2	6,846	—	—	6,848
Vesting of restricted stock units, net of withholding	77	1	(4,189)	—	—	(4,188)
Stock-based compensation expense	—	—	19,226	—	—	19,226
Other comprehensive income, net of tax	—	—	—	544	—	544
Net income	—	—	—	—	46,383	46,383
Balances at September 30, 2019	19,703	197	298,409	146	163,740	462,492
Exercise of stock options	327	4	10,477	—	—	10,481
Vesting of restricted stock units, net of withholding	47	—	(1,498)	—	—	(1,498)
Stock-based compensation expense	—	—	19,575	—	—	19,575
Other comprehensive income, net of tax	—	—	—	698	—	698
Net loss	—	—	—	—	(36,168)	(36,168)
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(36,168)	$46,383	$71,956
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	19,575	19,226	15,845
Depreciation and amortization expense	3,644	3,258	2,518
Deferred income taxes	10,608	(3,138)	1,858
Premium paid on marketable securities	(3,575)	(1,491)	(319)
(Accretion) amortization of (discount) premium on marketable securities	304	(4,336)	(835)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	(149)	—	59
Other non-cash items	(51)	25	(75)
Change in operating assets and liabilities:
Accounts receivable	27,821	15,892	(56,591)
Prepaid expenses and other current assets	(11,397)	(10,845)	(918)
Operating lease, right-of-use assets	3,184	—	—
Accounts payable	(883)	1,791	1,317
Accrued expenses	(1,368)	5,750	1,843
Income taxes payable	—	(1,388)	(7,910)
Operating lease liabilities	(3,535)	—	—
Other long-term liabilities	(922)	291	564
Other long-term assets	—	—	(92)
Net cash provided by operating activities	7,088	71,418	29,220
Cash flows from investing activities
Purchase of marketable securities	(338,553)	(549,312)	(293,103)
Proceeds from maturities and sale of marketable securities	359,828	468,065	260,682
Purchase of property and equipment	(1,445)	(5,417)	(2,981)
Net cash provided by (used in) investing activities	19,830	(86,664)	(35,402)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	10,481	6,848	6,244
Payments for settlement of share-based awards	(1,498)	(4,188)	(1,756)
Payments of capital lease obligations	—	(86)	(79)
Net cash provided by financing activities	8,983	2,574	4,409
Net increase (decrease) in cash and cash equivalents	35,901	(12,672)	(1,773)
Cash, cash equivalents and restricted cash at beginning of period	51,838	64,510	66,283
Cash, cash equivalents and restricted cash at end of period	$87,739	$51,838	$64,510
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$105	$12,672	$26,088
Non-cash items:
Purchases of fixed assets included in accounts payable and accrued expenses	$188	$320	$111
Operating lease liabilities arising from obtaining right-of-use assets	$3,053	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), hepatitis B virus (“HBV”), SARS-CoV-2, human metapneumovirus (“hMPV”) and non-alcoholic steatohepatitis (“NASH”).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the virus. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2020, AbbVie experienced a decline in HCV sales compared to prior years as a result of a decline in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic. This resulted in a decline in the Company’s royalty revenue earned for the year ended September 30, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of September 30, 2020. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the consolidated statements of operations. There were no such adjustments necessary during the years ended September 30, 2020, 2019, and 2018.

Restricted Cash

As of September 30, 2020 and 2019 the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of one of the Company’s existing building leases. This amount was classified as long-term restricted cash as of September 30, 2020 and 2019.

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2020 and 2019, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company receives sales-based royalties for which the license is deemed to be the predominant item to which the royalties relate and thus the Company recognizes sales-based royalties as the underlying sales are earned.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

The Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. This includes contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not for profit organizations and other entities to support our research and development activities. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of period end to those third parties. The accrual estimates are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities associated with timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The realization of deferred tax assets is dependent upon the Company’s ability to generate future taxable income during the periods in which those temporary differences become deductible. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. Market-based awards are included in diluted net income per common share to the extent they would have vested if the period end date was the market criteria measurement date. In the event the Company reports a net loss for the period, the dilutive effect of options or awards is considered anti-dilutive and disclosed accordingly.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term and long-term marketable securities on hand at September 30, 2020 should be sufficient to fund operations for the foreseeable future, including at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term and long-term marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning October 1, 2021 and interim periods within that year, with early adoption permitted. The Company is currently evaluating the effect of adopting this new accounting guidance.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2020 and 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,502	$—	$—	$81,502
Marketable securities:
U.S. Treasury notes	94,208	—	—	94,208
Commercial paper	—	93,909	—	93,909
Corporate bonds	—	144,035	—	144,035
	$175,710	$237,944	$—	$413,654
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,479	1,479
	$—	$—	$1,479	$1,479

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,569	$—	$—	$44,569
Marketable securities:
U.S. Treasury notes	170,515	—	—	170,515
Commercial paper	—	66,667	—	66,667
Corporate bonds	—	111,837	—	111,837
	$215,084	$178,504	$—	$393,588
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,628	1,628
	$—	$—	$1,628	$1,628

Cash equivalents at September 30, 2020 and 2019 consist of money market funds which are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2020, 2019, and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2020 and 2019 were measured at fair value. These outstanding shares were financial instruments that might have required a transfer of assets because of the liquidation features in the contract and were therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s warrant liability and Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	September 30,
Unobservable Input	2020	2019
Probabilities of payout	0%-60%	0%-60%
Discount rate	4.25%	6.00%

The following table provides a rollforward of the aggregate fair values of the Company’s warrants for the purchase of Series 1 nonconvertible preferred stock and the outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

	Warrant Liability	Series 1 Nonconvertible Preferred Stock
	(in thousands)
Balance, September 30, 2017	$807	$762
Warrants exercised	(766)	766
Warrants expired	(41)	—
Increase in fair value	—	100
Balance, September 30, 2018	—	1,628
Increase in fair value	—	—
Balance, September 30, 2019	—	1,628
Decrease in fair value	—	(149)
Balance, September 30, 2020	$—	$1,479

4. Marketable Securities

As of September 30, 2020 and 2019, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$143,274	$775	$(14)	$144,035
Commercial paper	93,909	—	—	$93,909
U.S. Treasury notes	93,740	468	—	94,208
	$330,923	$1,243	$(14)	$332,152

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$111,690	$170	$(23)	$111,837
Commercial paper	66,667	—	—	66,667
U.S. Treasury notes	170,519	60	(64)	170,515
	$348,876	$230	$(87)	$349,019

As of September 30, 2020 and 2019, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $32,634 and $65,013, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2020 and 2019:

	September 30,
	2020	2019
	(in thousands)
Laboratory and office equipment	$14,036	$13,403
Leasehold improvements	7,089	6,623
Purchased software	1,364	1,299
Furniture	1,276	1,303
Computer equipment	505	480
	24,270	23,108
Less: Accumulated depreciation and amortization	(15,674)	(12,181)
	$8,596	$10,927

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $3,644, $3,258 and $2,518 for the years ended September 30, 2020, 2019, and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities and other long-term liabilities consisted of the following as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Accrued expenses and other current liabilities:	(in thousands)
Accrued research and development expenses	$5,407	$6,936
Accrued payroll and related expenses	4,777	3,894
Accrued pharmaceutical drug manufacturing	2,885	3,447
Accrued professional fees	478	759
Accrued other	612	884
	$14,159	$15,920

Other long-term liabilities:
Uncertain tax positions	$788	$1,746
Accrued rent expense	—	900
Capital lease obligation	—	200
Asset retirement obligation	290	254
	$1,078	$3,100

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

During the year ended September 30, 2018, the Company recognized $15,000 related to a milestone payment under the AbbVie Agreement as a result of AbbVie’s commercialization regulatory approval in Japan. From commencement of the collaboration through September 30, 2020 the Company has received an upfront license payment, research funding, milestone payments, and preferred stock financing totaling $396,000 under the AbbVie agreement. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments earned since then have been recognized as revenue when the associated milestone was achieved by AbbVie.

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

8. Stockholders’ Equity

The Company is authorized to issue 100,000 shares of common stock at a par value of $0.01 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive such dividends as may be declared by the board of directors, if any.

The Company also is authorized to issue 5,000 shares of preferred stock at a par value of $0.01 per share, of which 2,000 shares are designated as Series 1 Nonconvertible preferred stock and 3,000 shares are undesignated and unissued.

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

In October and November 2010, a total of 2,000 warrants to purchase Series 1 nonconvertible preferred stock were issued. The warrants had an expiration date of October 4, 2017 and any warrants exercised by that date were converted into Series 1 nonconvertible preferred stock. A total of 1,930 shares of Series 1 nonconvertible preferred stock were outstanding as of September 30, 2020 and 2019. For the years ended September 30, 2020, 2019, and 2018, the remeasurement of the then outstanding warrants and Series 1 nonconvertible preferred stock resulted in income (expense) of $149, $0 and $(59), which was recorded in other income (expense), net in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,479 and $1,628, as of September 30, 2020 and 2019, respectively.

10. Stock-Based Awards

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Equity Incentive Plan or the 1995 Equity Incentive Plan. As of September 30, 2020, 1,221 shares remained available for future awards under the 2019 Plan.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2020, the Company had not commenced any offering under the ESPP and no ESPP shares have been issued.

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

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. During the year ended September 30, 2018, the Company estimated expected volatility based on a combination of the Company’s historical stock volatility since its March 2013 IPO and the historical volatility of publicly traded peer companies. During the year ended September 30, 2019, the Company began utilizing the volatility of the Company’s traded stock price following our March 2013 IPO to estimate expected volatility. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. As required under our equity plans, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.41%	2.76%	2.29%
Expected term (in years)	6.02	6.05	6.05
Expected volatility	53%	55%	57%
Expected dividends	0%	0%	0%

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2020:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2019	2,967	$46.54	6.7	$57,336
Granted	820	59.85
Exercised	(327)	32.05
Forfeited	(198)	71.66
Outstanding as of September 30, 2020	3,262	$49.82	6.5	$21,860
Options vested and expected to vest as of September 30, 2020	3,262	$49.82	6.5	$21,860
Options exercisable as of September 30, 2020	2,156	$42.56	5.4	$21,387

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Aggregate intrinsic value of stock options exercised	$7,850	$13,855	$14,180
Proceeds to Company from stock options exercised	$10,481	$6,848	$6,243

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers.

The PSUs vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with the Company through the settlement date of the award and the Company’s achievement of specified research and development milestones. The requisite service period of the PSUs is generally 2 years. The fair value of PSUs is based on the fair value of the stock on the date of grant which is determined to be the closing price of our common stock. The fair value of PSUs is recorded in the financial statements when it is probable that the specified research and development milestone is achieved.

The rTSRUs vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over two specified periods that are two years apart, based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number, depending on the award agreement and the year of the award. The Company used a Monte Carlo model to estimate the grant-date fair value of the rTSRUs. Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.62%	2.65%	2.18%
Dividend yield	0%	0%	0%
Expected volatility	68%	62%	62%
Remaining performance period (years)	2.03	2.03	1.83

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2020:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2019	41	$73.02	41	$67.76
Granted	27	63.94	27	45.81
Vested	(3)	77.93	(20)	84.70
Cancelled	(19)	77.93	(2)	84.70
Unvested at September 30, 2020	46	$65.23	46	$46.46

A total of 80% of target PSUs and 192.91% of target rTSRUs granted in December 2015 vested during the year ended September 30, 2018, resulting in the issuance of an aggregate of 68 common shares, net of share withholding for income taxes. A total of 80% of target PSUs and 200% of target rTSRUs granted in January 2017 vested during the year ended September 30, 2019, resulting in the issuance of an aggregate of 125 common shares, net of share withholding for income taxes. A total of 15% of target PSUs and 90% of target rTSRUs granted in March 2018 vested during the year ended September 30, 2020, resulting in the issuance of 23 common shares, net of share withholding for income taxes.

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest as to 50% of the units on the third anniversary of the award and 50% on the fourth anniversary of the award, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the fair value of the stock on the date of grant which is determined to be the closing price of the common stock on November 15, 2016 and is recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2019	95	$30.00
Granted	—	—
Vested	(48)	$30.00
Cancelled	(2)	$30.00
Unvested at September 30, 2020	45	$30.00

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2020, 2019, and 2018:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Research and development	$10,096	$8,833	$6,160
General and administrative	9,479	10,393	9,685
	$19,575	$19,226	$15,845

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Stock options	$17,459	$15,854	$12,694
rTSRUs	1,216	1,568	1,721
PSUs	259	1,278	641
Restricted stock units	641	526	789
	$19,575	$19,226	$15,845

As of September 30, 2020, the Company had an aggregate of $38,894 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

11. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share was calculated as follows for the years ended September 30, 2020, 2019, and 2018:

	Years Ended September 30,
	2020	2019	2018
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(36,168)	$46,383	$71,956
Denominator:
Weighted average common shares outstanding — basic	19,940	19,584	19,255
Net income (loss) per share common share — basic	$(1.81)	$2.37	$3.74
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(36,168)	$46,383	$71,956
Denominator:
Weighted average common shares outstanding — basic	19,940	19,584	19,255
Dilutive effect of common stock equivalents	—	1,384	1,395
Weighted average common shares outstanding — diluted	19,940	20,968	20,650
Net income (loss) per share common share — diluted	$(1.81)	$2.21	$3.48
Anti-dilutive common stock equivalents excluded from above	3,502	843	295

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share attributable to common stockholders for the years ended September 30, 2020, 2019, and 2018, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

As of September 30, 2020, 2019, and 2018, the Company excluded unvested performance stock unit awards from the calculation of diluted net income per common share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

12. Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street, was effective in fiscal 2011 and expires in September 2022 with an option to extend the lease term for an additional five years. The second lease, for office space located at 400 Talcott Avenue, was effective September 2018 and expires in August 2024 with two options to extend the lease term for an additional three years each.  The options to extend the lease terms were not included in the right-of-use assets and lease liabilities as they were not reasonably certain of being exercised.  The lease payments for the office and laboratory space include fixed lease payments that escalate over the terms of the leases. Additionally, the Company’s office and laboratory space leases require the Company to pay for certain operating expenses based on actual costs incurred and therefore as the amounts are variable in nature are expensed in the period incurred and included in variable lease costs. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

Year Ended
September 30, 2020
(in thousands)
Operating lease cost	$3,776
Short-term lease cost	—
Variable lease cost	2,338
$6,114

Year Ended
September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,126
Operating lease liabilities arising from obtaining right-of-use assets	$3,053

September 30, 2020
Weighted-average remaining lease term - operating leases (in years)	2.20
Weighted-average discount rate - operating leases	6.50%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments under the Company’s real estate and equipment operating leases as of September 30, 2020 were as follows:

Years ended September 30,	(in thousands)
2021	$4,654
2022	2,936
2023	608
2024	519
2025	—
Total future minimum lease payments	$8,717
Less: imputed interest	(618)
Total operating lease liabilities	$8,099

Included in the balance sheet:	September 30, 2020
(in thousands)
Current operating lease liabilities	$4,261
Operating lease liabilities, net of current portion	3,838
Total operating lease liabilities	$8,099

As previously disclosed in the Company’s 2019 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating leases as of September 30, 2019:

Years Ended September 30,	Operating Leases	Finance Leases
	(in thousands)
2020	$2,728	$93
2021	2,803	101
2022	2,684	99
2023	608	—
2024	519	—
Total	$9,342	$293

In connection with one of the real estate leases, the Company has a total outstanding letter of credit in the amount of $608 as of September 30, 2020 and September 30, 2019, collateralized by a money market account. As of September 30, 2020 and September 30, 2019, the Company classified the $608 related to the money market account as long-term restricted cash.

13. Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2020 and 2019.

14. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2020, 2019, and 2018, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Current income tax benefit (expense):
Federal	$8,491	$(1,841)	$(16,449)
State	941	(372)	(2,858)
Deferred income tax benefit (expense):
Federal	(8,916)	2,431	(2,245)
State	(1,665)	608	387
Income tax (expense) benefit	$(1,149)	$826	$(21,165)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2020	2019	2018
Federal statutory income tax rate	(21%)	21.0%	24.5%
State taxes, net of federal benefit	(2.8)	1.8	2.6
Change in valuation allowance	52.1	—	—
Federal research and development tax credit	(13.3)	(12.8)	(5.2)
Share-based compensation	2.8	(6.7)	(2.8)
Change in deferred tax rate	(10.2)	—	—
Foreign-derived intangible income	—	(3.2)	—
Remeasurement of net deferred tax assets	—	—	4.2
Other	(4.3)	(1.9)	(0.6)
Effective income tax rate	3.3%	(1.8%)	22.7%

The negative federal statutory income tax rate during the year ended September 30, 2020 reflects an income tax benefit due to the Company’s ability to carryback the pre-tax loss for the year under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2020, 2019 and 2018 are as follows:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Valuation allowance, beginning of year	$—	$—	$—
Increase recorded to income tax (expense)	(18,259)	—	—
Valuation allowance, end of year	$(18,259)	$—	$—

Net deferred tax assets as of September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Share-based compensation	$11,071	$9,901
Tax credit carryforwards	6,574	763
Operating lease liability	2,468	—
Accrued compensation	1,598	821
Net operating loss carryforward	861	—
Accrued expenses	245	150
Other temporary differences	444	915
Total deferred tax assets	23,261	12,550
Valuation allowance	(18,259)	—
Net deferred tax assets	5,002	12,550

Deferred tax liabilities:
Right of use asset	(2,221)	—
Depreciation	(1,650)	(1,027)
Prepaid expenses	(364)	(148)
Unrealized gain	(422)	(34)
Total deferred tax liabilities	(4,657)	(1,209)
Net deferred income tax assets (liabilities)	$345	$11,341

The net deferred tax asset is presented as a long-term asset on the consolidated balance sheets.

As of September 30, 2020, the Company had a federal and state research and development tax credit carryforward of $5,550 and $1,456, respectively, for tax return purposes, a majority of which begin to expire in 2039.

As of September 30, 2020, the Company has $18,604 in net deferred tax assets, prior to consideration of a valuation allowance. These deferred tax assets include $11,071 related to stock compensation awards that would create a tax benefit in the future against future taxable income and federal research and development tax credit carryforwards totaling $6,574. At this time, the Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, a valuation allowance of $18,259 was recorded during the year ended September 30, 2020 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized. The valuation allowance charge was recorded as income tax (expense) benefit in the consolidated statements of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During 2018, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the year ending September 30, 2016. The Company received and agreed to a notice of proposed adjustment from the IRS which was paid in September 2018, the amount of which was immaterial to the consolidated financial statements. During October 2018, the Company received notice of examination by the Massachusetts Department of Revenue (“DOR”) for the years ending September 30, 2015 and September 30, 2016. The Company agreed to an adjustment which was not material to the consolidated financial statements. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the CARES Act, the Company is permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $8,581 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the year ended September 30, 2020.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $103 and $244 as of September 30, 2020 and 2019, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2020	2019
	(in thousands)
Beginning Balance	$1,650	$1,679
Additions based on tax positions for the current period	11	156
Reductions for tax positions due to lapse of statute of limitations	(719)	(87)
Reductions for tax positions of prior periods	(98)	(98)
Ending Balance	$844	$1,650

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

15. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2020, 2019, and 2018, the Company recognized $1,190, $1,068 and $852, respectively, of expense related to its contributions to this plan.

16. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for fiscal 2020 and 2019 is presented in the following table:

	2020 Quarter Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
	(in thousands, except per share data)
Revenue	$52,570	$27,619	$18,653	$23,631
Operating expenses	39,699	39,494	41,505	43,414
Other income (expense), net	2,076	1,950	1,445	1,149
Income tax (expense) benefit	(1,504)	3,920	7,142	(10,707)
Net income (loss)	13,443	(6,005)	(14,265)	(29,341)
Net income (loss) per common share — basic(1)	$0.68	$(0.30)	$(0.71)	$(1.46)
Net income (loss) per common share — diluted(1)	$0.65	$(0.30)	$(0.71)	$(1.46)

	2019 Quarter Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
	(in thousands, except per share data)
Revenue	$69,886	$39,631	$44,367	$51,313
Operating expenses	42,030	40,935	40,612	44,882
Other income (expense), net	1,885	2,245	2,415	2,274
Income tax (expense) benefit	(3,730)	3,204	866	486
Net income	26,011	4,145	7,036	9,191
Net income per common share — basic(1)	$1.34	$0.21	$0.36	$0.47
Net income per common share — diluted(1)	$1.25	$0.20	$0.33	$0.44

(1)	The earnings per share amounts for each quarter may not sum to the fiscal year amounts due to rounding and the effect of weighting.