Form 10-Q
period 2020-12-31
ENANTA PHARMACEUTICALS INC
filed 2021-02-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 31, 2021, the registrant had 20,171,852 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended December 31, 2020

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$55,095	$87,131
Short-term marketable securities	331,101	299,518
Accounts receivable	31,743	23,492
Prepaid expenses and other current assets	28,003	26,696
Total current assets	445,942	436,837
Long-term marketable securities	18,462	32,634
Property and equipment, net	7,788	8,596
Deferred tax assets	345	345
Operating lease, right-of-use assets	7,775	7,020
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$481,012	$486,132
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,305	$5,737
Accrued expenses and other current liabilities	11,542	14,159
Operating lease liabilities	5,197	4,261
Total current liabilities	23,044	24,157
Operating lease liabilities, net of current portion	3,520	3,838
Series 1 nonconvertible preferred stock	1,479	1,479
Other long-term liabilities	974	1,078
Total liabilities	29,017	30,552
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,142 and 20,077 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	201	201
Additional paid-in capital	332,145	326,963
Accumulated other comprehensive income	405	844
Retained earnings	119,244	127,572
Total stockholders' equity	451,995	455,580
Total liabilities and stockholders' equity	$481,012	$486,132

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2020	2019

Royalty revenue	$31,743	$52,570
Operating expenses:
Research and development	36,665	32,778
General and administrative	7,377	6,921
Total operating expenses	44,042	39,699
Income (loss) from operations	(12,299)	12,871
Other income (expense):
Other income (expense), net	677	2,076
Total other income (expense), net	677	2,076
Income (loss) before income taxes	(11,622)	14,947
Income tax (expense) benefit	3,294	(1,504)
Net income (loss)	$(8,328)	$13,443

Net income (loss) per share:
Basic	$(0.41)	$0.68
Diluted	$(0.41)	$0.65

Weighted average shares outstanding:
Basic	20,093	19,751
Diluted	20,093	20,773

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2020	2019
Net income (loss)	$(8,328)	$13,443
Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax of $0 and ($28)	(439)	88
Total other comprehensive income (loss), net of tax	(439)	88
Comprehensive income (loss)	$(8,767)	$13,531

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	$332,145	$405	$119,244	$451,995

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(8,328)	$13,443
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,883	5,098
Depreciation and amortization expense	871	904
Deferred income taxes	—	657
Premium paid on marketable securities	(1,025)	(988)
(Accretion) amortization of (discount) premium on marketable securities	431	(330)
Other non-cash items	—	(2)
Change in operating assets and liabilities:
Accounts receivable	(8,251)	(1,257)
Prepaid expenses and other current assets	(1,307)	1,146
Operating lease, right-of-use assets	1,152	520
Accounts payable	575	(179)
Accrued expenses	(2,498)	(5,989)
Operating lease liabilities	(1,289)	(593)
Other long-term liabilities	(104)	(67)
Net cash provided by (used in) operating activities	(14,890)	12,363
Cash flows from investing activities
Purchase of marketable securities	(104,674)	(117,461)
Proceeds from maturities and sale of marketable securities	87,417	80,748
Purchase of property and equipment	(188)	(488)
Net cash used in investing activities	(17,445)	(37,201)
Cash flows from financing activities
Proceeds from exercise of stock options	833	2,306
Payments for settlement of share-based awards	(534)	(1,140)
Net cash provided by financing activities	299	1,166
Net decrease in cash, cash equivalents and restricted cash	(32,036)	(23,672)
Cash, cash equivalents and restricted cash at beginning of period	87,739	51,838
Cash, cash equivalents and restricted cash at end of period	$55,703	$28,166
Supplemental disclosure of non-cash operating and investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$62	$216
Operating lease liabilities arising from obtaining right-of-use assets	$1,907	$1,131

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the virus. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2020 and into fiscal 2021, AbbVie experienced a decline in HCV sales compared to prior years as a result of a decline in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic.

The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants, public health actions taken to contain the pandemic and mitigate its economic effects and to roll out vaccinations worldwide, as well as the cumulative economic impact of all of these factors.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2020 and for the three months ended December 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2020 and results of operations for the three months ended December 31, 2020 and 2019 and cash flows for the three months ended December 31, 2020 and 2019, have been made. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2021.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.
2.	Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances and other facts. The future developments of the COVID-19 pandemic which may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of December 31, 2020. Actual results could differ from the Company’s estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted ASU 2016-13 during the three months ended December 31, 2020. For available-for-sale debt securities with unrealized losses, the Company measures credit losses in a manner similar to previous U.S. GAAP, except that losses will be recognized as allowances instead of reductions in the amortized cost of the debt securities. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2020 and September 30, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$44,817	$—	$—	$44,817
Marketable securities:
U.S. Treasury notes	91,851	—	—	91,851
Commercial paper	—	138,415	—	138,415
Corporate bonds	—	119,297	—	119,297
	$136,668	$257,712	$—	$394,380
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	$1,479
	$—	$—	$1,479	$1,479

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,502	$—	$—	$81,502
Marketable securities:
U.S. Treasury notes	94,208	—	—	94,208
Commercial paper	—	93,909	—	93,909
Corporate bonds	—	144,035	—	144,035
	$175,710	$237,944	$—	$413,654
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	1,479
	$—	$—	$1,479	$1,479

During the three months ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	December 31,	September 30,
Unobservable Input	2020	2020
Probabilities of payout	0%-60%	0%-60%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2020	$1,479
Change in fair value of nonconvertible preferred stock	—
Balance, December 31, 2020	$1,479

4.	Marketable Securities

As of December 31, 2020 and September 30, 2020, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$118,765	$537	$(5)	$—	$119,297
Commercial Paper	138,415	—	—	—	138,415
U.S. Treasury notes	91,593	261	(3)	—	91,851
	$348,773	$798	$(8)	$—	$349,563

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$143,274	$775	$(14)	$—	$144,035
Commercial Paper	93,909	—	—	—	93,909
U.S. Treasury notes	93,740	468	—	—	94,208
	$330,923	$1,243	$(14)	$—	$332,152

As of December 31, 2020 and September 30, 2020 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $18,462 and $32,634, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$4,168	$5,407
Accrued pharmaceutical drug manufacturing	3,745	2,885
Accrued payroll and related expenses	2,235	4,777
Accrued professional fees	504	478
Accrued other	890	612
	$11,542	$14,159

Other long-term liabilities:
Uncertain tax positions	$675	$788
Asset retirement obligation	299	290
	$974	$1,078

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,045,000 through December 31, 2020. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of December 31, 2020, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2020:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2020	3,262	$49.82	6.5	$21,860
Granted	619	43.45
Exercised	(33)	25.25
Forfeited	(59)	69.62
Outstanding as of December 31, 2020	3,789	$48.69	6.9	$16,235
Options vested and expected to vest as of December 31, 2020	3,789	$48.69	6.9	$16,235
Options exercisable as of December 31, 2020	2,234	$43.39	5.4	$16,206

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2020:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	46	$65.23	46	$46.46
Granted	73	44.07	73	26.44
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested at December 31, 2020	119	52.19	119	$34.13

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. These units became fully vested during the three months ended December 31, 2020. In November 2020, the Company awarded additional restricted stock units to its employees, which vest in equal annual installments over four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	45	$30.00
Granted	123	43.57
Vested	(45)	30.00
Cancelled	(1)	30.00
Unvested at December 31, 2020	122	$43.57

Stock-Based Compensation Expense

During the three months ended December 31, 2020 and 2019, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2020	2019
	(in thousands)
Research and development	$2,420	$2,492
General and administrative	2,463	2,606
	$4,883	$5,098

	Three Months ended
	December 31,
	2020	2019
	(in thousands)
Stock options	$4,349	$4,335
Performance stock units	—	243
rTSRUs	277	362
Restricted stock units	257	158
	$4,883	$5,098

During the three months ended December 31, 2019, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period. During the three months ended December 31, 2020 no such units vested.

As of December 31, 2020, the Company had an aggregate of $56,373 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(8,328)	$13,443
Denominator:
Weighted average common shares outstanding —basic	20,093	19,751
Net income (loss) per share common share—basic	$(0.41)	$0.68
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(8,328)	$13,443
Denominator:
Weighted average common shares outstanding —basic	20,093	19,751
Dilutive effect of common stock equivalents	—	1,022
Weighted average common shares outstanding —diluted	20,093	20,773
Net income (loss) per share common share—diluted	$(0.41)	$0.65
Anti-dilutive common stock equivalents excluded from above	4,344	1,896

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.
10.	Income Taxes

For the three months ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $3,294 and income tax (expense) of $(1,504) respectively, both of which were attributable to the Company’s domestic operations. The Company recorded an income tax benefit during the three months ended December 31, 2020 due to the Company’s ability and intent to carryback its current year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). For the three months ended December 31, 2019, the Company determined the use of the discrete method was more appropriate than the annual effective tax rate method due to the sensitivity of the Company’s tax rate in the prior period to small changes in projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. Therefore, the Company utilized the discrete method to calculate the tax provision based on pre-tax results for the three months ended December 31, 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under statute for the year ended September 30, 2017 to the present.  Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future or prior periods.  The Company is not currently under examination by any jurisdiction for any tax year open under statute.

The Company had unrecognized tax benefits totaling $675 and $788 as of December 31, 2020, and September 30, 2020, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, the Company is permitted to carry back net operating losses originating beginning in fiscal 2018 through fiscal 2021 for up to five years. Net operating loss carrybacks were previously prohibited under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating losses to offset taxable income in those prior years. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The impact of the CARES Act has been incorporated into the consolidated financial statements during the three months ended December 31, 2020.

As of December 31, 2020, the Company recorded a valuation allowance against the majority of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie.

11.	Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2020 included in our Annual Report on Form 10-K for that fiscal year which is referred to as our 2020 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

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

We had $404.7 million in cash, cash equivalents and short-term and long-term marketable securities at December 31, 2020. In fiscal 2020, we earned $122.5 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

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

o

Based on the results of the challenge study, we now have an ongoing Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. While many of the sites for the Northern Hemisphere missed an unusually early RSV season in 2019-2020 and COVID-19 delayed or prevented activation of some trial sites in the Southern Hemisphere, the mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of respiratory illnesses (other than COVID-19) at the activated sites in that region’s RSV season. We reactivated sites in North America and added sites in several countries in Europe and Asia in preparation for the 2020-2021 winter RSV season, which has yet to begin due to COVID-19 mitigation measures.

o

We also have planned to initiate two additional Phase 2 studies of EDP-938, the first of which is a Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection, which we initiated in December 2020. We plan to enroll, within 72 hours of symptom onset, approximately 200 adult subjects 18 to 75 years of age, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics. In addition, we plan to initiate a Phase 2 RSV study called RSVPEDs in pediatric patients. The double-blind, placebo-controlled study in hospitalized and non-hospitalized pediatric RSV patients age 28 days to 24 months, is expected to initiate in the first calendar quarter of 2021.

o	It is not possible to know when RSV will be prevalent again, but we have established trial sites in many regions of the world in order to be ready when it re-emerges.
o

We also have initiated an RSV L-protein inhibitor discovery effort centered around potent nanomolar leads active against both RSV-A and RSV-B, for potential use alone or in combination with agents targeting other RSV mechanisms, such as our lead RSV asset, EDP-938.

•

HBV: We have two candidates for the treatment of chronic infection with hepatitis B virus, or HBV: EDP-514, a novel core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle, and EDP-721, our newest clinical candidate, which is a potent and selective oral HBV RNA destabilizer.

o

Our initial study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. In February 2020, we announced positive results from Part 1 of the Phase 1a/b clinical study in healthy subjects, which demonstrated that EDP-514 was well-tolerated with a favorable safety profile, and demonstrated a pharmacokinetic profile supportive of once daily dosing. These data enabled us to move on to Part 2 of the study, where we are studying EDP-514 in chronic HBV patients already being treated with a marketed nucleoside reverse transcriptase inhibitor, which we refer to as NUC-suppressed patients. In addition, we have a second Phase 1b study, which we initiated in July 2020, to evaluate EDP 514 in chronic HBV patients with high viral load not currently on treatment, which we refer to as viremic patients. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have topline results for both of these studies in the second calendar quarter of 2021.

o

EDP-721 is a potent and selective oral HBV RNA destabilizer, which has demonstrated a robust reduction of viral transcripts in preclinical models, leading to reduced production of multiple HBV proteins, including HBV surface antigen (HBsAg) and e-antigen (HBeAg). EDP-721 is expected to reduce HBsAg derived from both integrated and covalently-closed circular DNA (cccDNA). Since high levels of HBsAg suppress immune responses through multiple mechanisms, a sustained reduction of HBsAg is regarded as a key component of a functional cure for HBV. We plan to develop EDP-721 for use alone or in combination with other mechanisms, such as EDP-514, with the ultimate goal of achieving a functional cure for chronic HBV infection. We expect to initiate a Phase 1 clinical study of EDP-721 in mid calendar 2021.

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

•

NASH: We currently have two compounds in clinical development for NASH: EDP-305 and EDP-297, referred to as FXR agonists. These compounds, which selectively bind to and activate the Farnesoid X receptor, or FXR, represent a class of FXR agonists designed to take advantage of increased binding interactions with this receptor.

o

In July 2020 we initiated ARGON-2, a 72-week, Phase 2b, randomized, double-blind, placebo-controlled study, with histological endpoints, including fibrosis in 340 biopsy-confirmed NASH patients treated with EDP-305 or placebo. We are using EDP-305 doses of 1.5 mg and 2.0 mg, which we believe will favorably balance strong, efficacious target engagement with tolerability.

o

In September 2020, we initiated a Phase 1 clinical study of EDP-297, a highly potent and targeted follow-on FXR agonist, being developed for the treatment of NASH. The Phase 1, randomized, double-blind, placebo-controlled, first-in-human study is designed to assess the safety, tolerability, and pharmacokinetics, including the effect of food intake, of orally administered EDP-297 in approximately 74 healthy adult subjects. Two phases are planned: a single ascending dose phase enrolling six cohorts, including a two-part food effect cohort, and a multiple ascending dose phase enrolling three cohorts. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in mid-2021.
o

In mid-2021 we also expect that ARGON-2 will provide us an internal interim analysis at 12 weeks of treatment on a subset of patients, at which point we expect to have more information to enhance our ability to determine what dose or doses we move forward through partnering for potential combinations with other mechanisms for NASH with fibrosis.

o	Accordingly, in mid-2021 we expect to be positioned to prioritize our NASH clinical assets and define our optimal go-forward strategy.
o	In addition, we have been pursuing research in other mechanisms that may provide therapeutic benefit in NASH, any of which might be used in combination with an FXR agonist or other therapies for NASH.

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

The following table summarizes our product development pipeline in our liver disease and virology programs:

Our Royalty Revenue Collaboration

Our royalty revenue is generated through our Collaborative Development and License Agreement with AbbVie, under which we have discovered and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV.

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

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it, the roll out of vaccinations worldwide, as well as the cumulative economic impact of all of these factors. Additionally, as new, more infectious variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenues. The majority of our employees have continued to work from home since March 2020, while scientific personnel have been working in our laboratories, on a shift basis, since May 2020.

Our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, so we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. We paused enrollment in two of our ongoing clinical trials, ARGON-2 and our HBV nuc-suppressed study, in March 2020 and resumed recruiting in these studies in July 2020. Also, there has been no RSV season yet in the Northern Hemisphere this winter due to continuing COVID-19 mitigation measures, which has adversely affected enrollment in our RSVP study, and we continue to experience a variety of more minor interruptions and complications in our other clinical trials, such as limitations in clinical trial supplies other than drug product, as well as local changes in COVID-19 impacts at individual trial sites. While our ongoing trials are proceeding and we are continuing with plans to initiate additional clinical trials in calendar 2021, it is unclear what impact, if any, the COVID-19 pandemic may have on the timeline for initiation and/or completion of all or any of our clinical trials.

With regard to our royalty revenue, we continued to report lower royalty revenue reported during calendar 2020 as compared to the prior year due to the worldwide impact of COVID-19 on HCV sales driven by a decline in patient volumes, HCV diagnoses and HCV prescriptions of MAVYRET/MAVIRET. While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for the foreseeable future with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $404.7 million at December 31, 2020.

Please see Item 1A “Risk Factors” in this quarterly report for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We have three Phase 2 studies ongoing for our wholly-owned programs in RSV and NASH and three Phase 1 studies in our HBV and NASH programs. We also plan to initiate clinical investigation of our new HBV RNA destabilizer compound, EDP-721, by mid-calendar 2021. In addition, we are also progressing other compounds in preclinical development, with the goal of having two new clinical candidates identified out of our three respiratory discovery efforts by the end of calendar 2021.

During 2021, we experienced disruptions in our business due to the spread of COVID-19. Specifically, the rate of RSV infection in both the Northern and Southern Hemispheres has been suppressed due to COVID-19 mitigation measures. In order to offset this as the RSV season swings back to the Northern Hemisphere, we reactivated sites in North America and are adding sites in several countries in Europe and Asia in preparation for the re-emergence of RSV. The Northern Hemisphere RSV season has yet to begin due to these COVID-19 mitigation measures and the timing of its return is currently unknown.

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

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. During 2020 and into 2021, royalty revenues declined as compared to the prior year due primarily to the worldwide impact of COVID-19 on treated patient volumes as well as competitive pricing pressures in select markets. Given the uncertainty regarding the level of AbbVie’s future MAVYRET/MAVIRET sales that will generate our royalty revenue as well as increases in our future expenditures for the advancement of our internally developed compounds, we expect our expenses will exceed our revenues in fiscal 2021.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
	(in thousands)
Research and development	$36,665	$32,778
General and administrative	7,377	$6,921
Total operating expenses	$44,042	$39,699

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

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

	Three Months Ended
	December 31,
	2020	2019
	(in thousands)
Royalty revenue	$31,743	$52,570
Research and development	36,665	32,778
General and administrative	7,377	6,921
Other income (expense), net	677	2,076
Income tax (expense) benefit	3,294	(1,504)

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

We recognized royalty revenue of $31.7 million during the three months ended December 31, 2020 as compared to $52.6 million during the three months ended December 31, 2019. Royalty revenue for the three months ended December 31, 2020 decreased by $20.8 million compared to the comparable period in 2019 due to lower patient volumes as a result of COVID-19 impacting new patient starts. AbbVie reported worldwide net sales of $481 million for MAVRYET/MAVIRET during the three months ended December 31, 2020 compared to $628 million in the prior year period.

Research and development expenses

	Three Months Ended
	December 31,
	2020	2019
	(in thousands)
R&D programs:
Virology	$24,588	$19,236
Liver disease (non-viral)	11,197	13,433
Other	880	109
Total research and development expenses	$36,665	$32,778

The level of research and development expenses for the three months ended December 31, 2020 increased by $3.9 million compared to the same period in 2019. The increase was primarily driven by timing of our clinical studies in our virology programs and offset by a decrease in clinical trial expenses in our liver disease program. For our virology program, we had two Phase 1 studies of EDP-514 and two ongoing Phase 2 studies of EDP-938 in our RSV program during the three months ended December 31, 2020. In the prior year, we had initiated our Phase 1a/1b clinical study of EDP-514 and had our ongoing Phase 2 RSVP study of EDP-938 ongoing in 2019. For our liver disease program during the three months ended December 31, 2020, we had one Phase 2 study (ARGON-2) ongoing and our Phase 1 study of our FXR follow-on candidate, EDP-297, whereas in 2019 we had one Phase 2 study of EDP-305 ongoing (ARGON-1) and were in the process of concluding our Phase 2 INTREPID study.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2021 and negatively impacts patient recruitment and monitoring. Furthermore, COVID-19 could also cause delays in our other studies we plan to initiate later in 2021. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any long-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased slightly by $0.5 million for the three months ended December 31, 2020 compared to the same period in the prior year due to increases in headcount and compensation expense.

Other income (expense), net

Other income (expense), net, decreased $1.4 million for the three months ended December 31, 2020 as compared to the same period in 2019 due to a net decrease in investment income primarily driven by lower interest rates year over year and purchases of marketable securities at a premium.

Income tax (expense) benefit

For the three months ended December 31, 2020 and 2019, we recorded an income tax benefit of $3.3 million and income tax expense of  ($1.5) million, respectively. The income tax benefit for the three months ended December 31, 2020 was driven primarily by our pre-tax loss and a federal net operating loss carryback under the CARES Act. We continue to record a valuation allowance against the majority of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future. The income tax expense for the three months ended December 31, 2019 was driven by our pre-tax income which was partially offset by research and development tax credits and the federal income tax benefit from foreign-derived royalty income.

Liquidity and Capital Resources

At December 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $404.7 million. We believe, despite the ongoing global impact of COVID-19, that our principal sources of liquidity will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The following table shows a summary of our cash flows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,890)	$12,363
Investing activities	(17,445)	(37,201)
Financing activities	299	1,166
Net decrease in cash, cash equivalents and restricted cash	$(32,036)	$(23,672)

Net cash provided by (used in) operating activities

The decrease in cash used in operating activities of $27.3 million for the three months ended December 31, 2020 as compared to the same period in 2019 was primarily driven by a decrease in net income year-over-year and net cash used by changes in our operating assets and liabilities of $11.7 million in the three months ended December 31, 2020 as compared to net cash used by changes in our operating assets and liabilities of $6.4 million for the same period in 2019. Changes in our operating assets and liabilities in both periods were generally due to a decrease in payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash used in investing activities

The decrease of $19.8 million in cash used in investing activities for the three months ended December 31, 2020 as compared to the same period in 2019 was the result of reduced investment in debt securities, as well as timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The decrease of $0.9 million in net cash provided by financing activities for the three months ended December 31, 2020 as compared to the same period in 2019 was driven by a decrease in proceeds from exercises of stock options of $1.5 million and offset by a decrease in withholding tax payments for the settlement of share-based awards of $0.6 million driven by a decline in our stock price year over year at the time of vesting of certain share-based awards.

Funding requirements

As of December 31, 2020, we had $404.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period for which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	any continuing impact of the COVID-19 pandemic on the numbers of treated HCV patients;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays and additional expense in our clinical trials of our product candidates as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2020 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the three months ended December 31, 2020.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (referred to as our 2020 Form 10-K) for information about critical accounting policies as well as a description of our other significant accounting policies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $404.7 million at December 31, 2020 consisting of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the three months ended December 31, 2020, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We also expect our other product candidates to face intense and increasing competition. RSV and HBV represent competitive therapeutic areas.

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

While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Assembly, Ascletis Pharma, Gilead, Green Cross, GSK/Ionis, HEC, Johnson & Johnson, MYR, Replicor, Roche and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including Aligos, Arbutus, ENYO, Fujian Cosunter, Sichuan Kelon, Qilu and Zhimeng Biopharma.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. In June 2020 Intercept received a complete response letter from the FDA and has announced that it is currently in ongoing discussions with the FDA and expects to refile an NDA for OCA in 2021 with additional safety and efficacy data. In addition to Intercept, we are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in Phase 3 clinical trials in NASH, namely AbbVie, Akero, CymaBay, Galmed, and Madrigal. In addition, a number of companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Akcea, AstraZeneca, BMS, Can-Fite BioPharma, Cirius, Corcept Therapeutics, Eli Lilly and Company, Enyo, Galectin, Gilead, Hanmi Pharma, HighTide Biopharma, Immuron, Inventiva, Kowa Company, Lipocine, Medicinova, Metacrine, Mitsubishi Tanabe Pharma, NGM Biopharmaceuticals, Northsea Therapeutics, Novartis, Novo Nordisk, NuSirt Biopharma, Oramed, Pfizer, Poxel SA, PharmaKing, Roche, Sagimet Biosciences, TaiwanJ Pharmaceuticals, Terns, Theratechnologies, Viking Therapeutics, and Zydus. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

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

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the

COVID-19 pandemic, including lock-downs, mask mandates and social distancing, began just before the start of the winter RSV season in the Southern Hemisphere which delayed or prevented activation of some trial sites in that region. Similarly, the mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of RSV and other respiratory illnesses at the activated sites in the Southern Hemisphere’s RSV season and the recruitment in our RSVP study. To date the 2021 RSV season in the Northern Hemisphere has not yet begun due to COVID-19 mitigation measures. We have made extensive efforts to expand our clinical sites beyond North America, including sites across Europe and Asia, to be ready when RSV infection re-emerges, but we cannot predict when that may occur. These impacts of COVID-19 could affect the future course of this study and our other ongoing clinical trials and delay their timelines.

During 2020 and 2021, COVID-19 has also impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols.

Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities and financial markets, may materially and adversely affect our business, results of operations and financial condition and our stock price. Additionally, as new, more infectious variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

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

If we are not successful in developing EDP-938, EDP-514, EDP-721, EDP-305, and/or EDP-297 or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

We reported a net loss for the fiscal year ended September 30, 2020 and the three months ended December 31, 2020 primarily due to the impact of COVID-19 on our royalty revenues. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, would likely result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

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

EDP-938, EDP-514, EDP-721, EDP-305, EDP-297 or any other product candidate emerging from our current RSV, HBV, hMPV, SARS-Cov-2 and NASH programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

MAVYRET/MAVIRET, as well as EDP-938, EDP-514, EDP-721, EDP-305, EDP-297 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through December 31, 2020, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.0 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $42.10 per common share as of December 31, 2020, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $10.9 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020 we had 20.1 million shares of common stock outstanding. In addition, as of December 31, 2020, 3.8 million and 0.4 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

3.2 10.1† 10.2†

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

Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.

		8-K 8-K 8-K	08/18/2015 02/05/2021 02/05/2021	3.2 10.1 10.2	001-35839 001-35839 001-35839
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10(iv) of Regulation s-K. The Company has determined that such omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 9, 2021

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)