Form 10-Q
period 2021-03-31
ENANTA PHARMACEUTICALS INC
filed 2021-05-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, the registrant had 20,195,129 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2021

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$77,126	$87,131
Short-term marketable securities	298,821	299,518
Accounts receivable	20,132	23,492
Prepaid expenses and other current assets	32,140	26,696
Total current assets	428,219	436,837
Long-term marketable securities	24,493	32,634
Property and equipment, net	7,038	8,596
Deferred tax assets	345	345
Operating lease, right-of-use assets	6,972	7,020
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$467,767	$486,132
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,699	$5,737
Accrued expenses and other current liabilities	15,744	14,159
Operating lease liabilities	5,175	4,261
Total current liabilities	26,618	24,157
Operating lease liabilities, net of current portion	2,644	3,838
Series 1 nonconvertible preferred stock	1,479	1,479
Other long-term liabilities	994	1,078
Total liabilities	31,735	30,552
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,185 and 20,077 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	202	201
Additional paid-in capital	338,576	326,963
Accumulated other comprehensive income	55	844
Retained earnings	97,199	127,572
Total stockholders' equity	436,032	455,580
Total liabilities and stockholders' equity	$467,767	$486,132

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Royalty revenue	$20,132	$27,619	$51,875	$80,189
Operating expenses:
Research and development	41,506	32,610	78,171	65,388
General and administrative	8,326	6,884	15,703	13,805
Total operating expenses	49,832	39,494	93,874	79,193
Income (loss) from operations	(29,700)	(11,875)	(41,999)	996
Other income (expense):
Other income (expense), net	545	1,950	1,222	4,026
Total other income (expense), net	545	1,950	1,222	4,026
Income (loss) before income taxes	(29,155)	(9,925)	(40,777)	5,022
Income tax benefit	7,110	3,920	10,404	2,416
Net income (loss)	$(22,045)	$(6,005)	$(30,373)	$7,438

Net income (loss) per share:
Basic	$(1.09)	$(0.30)	$(1.51)	$0.37
Diluted	$(1.09)	$(0.30)	$(1.51)	$0.36

Weighted average shares outstanding:
Basic	20,171	19,922	20,131	19,836
Diluted	20,171	19,922	20,131	20,692

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$(22,045)	$(6,005)	$(30,373)	$7,438
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $0, $119, $0 and $147	(350)	374	$(789)	$462
Total other comprehensive income (loss), net of tax	(350)	374	(789)	462
Comprehensive income (loss)	$(22,395)	$(5,631)	$(31,162)	$7,900

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287
Exercise of stock options	160	2	4,714			4,716
Vesting of restricted stock units, net of withholding	16	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	4,977	—	—	4,977
Other comprehensive income, net of tax	—	—		374	—	374
Net loss	—	—	—	—	(6,005)	(6,005)
Balances at March 31, 2020	19,986	200	314,005	608	171,178	485,991

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	$332,145	$405	$119,244	$451,995
Exercise of stock options	43	1	1,151	—		1,152
Stock-based compensation expense	—	—	5,280	—		5,280
Other comprehensive loss	—	—	—	(350)		(350)
Net loss	—	—	—	—	(22,045)	(22,045)
Balances at March 31, 2021	20,185	202	338,576	55	97,199	436,032

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(30,373)	$7,438
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,163	10,076
Depreciation and amortization expense	1,705	1,819
Deferred income taxes	—	(1,224)
Premium paid on marketable securities	(1,238)	(2,398)
(Accretion) amortization of (discount) premium on marketable securities	956	(379)
Change in operating assets and liabilities:
Accounts receivable	3,360	23,694
Prepaid expenses and other current assets	(5,444)	(4,536)
Operating lease, right-of-use assets	2,565	1,311
Accounts payable	15	(731)
Accrued expenses	1,703	(5,585)
Operating lease liabilities	(2,797)	(1,484)
Other long-term liabilities	(84)	(964)
Net cash provided by (used in) operating activities	(19,469)	27,037
Cash flows from investing activities
Purchase of marketable securities	(171,586)	(171,884)
Proceeds from maturities and sale of marketable securities	179,917	163,273
Purchase of property and equipment	(318)	(842)
Net cash provided by (used in) investing activities	8,013	(9,453)
Cash flows from financing activities
Proceeds from exercise of stock options	1,985	7,022
Payments for settlement of share-based awards	(534)	(1,498)
Net cash provided by financing activities	1,451	5,524
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,005)	23,108
Cash, cash equivalents and restricted cash at beginning of period	87,739	51,838
Cash, cash equivalents and restricted cash at end of period	$77,734	$74,946
Supplemental disclosure of non-cash operating and investing information:
Purchases of fixed assets included in accounts payable and accrued expenses	$17	$109
Operating lease liabilities arising from obtaining right-of-use assets	$2,517	$1,997

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the SARS-CoV-2 virus. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent of the impact on the Company’s business and clinical trials to date has largely been delays in the conduct of out-sourced preclinical testing and ongoing and future clinical trials, as well as reductions in the number of patients accessing AbbVie’s HCV regimens.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three and six months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three and six months ended March 31, 2021 and 2020 and cash flows for the six months ended March 31, 2021 and 2020, have been made. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2021.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances and other facts. The future developments of the COVID-19 pandemic which may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of March 31, 2021. Actual results could differ from the Company’s estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted ASU 2016-13 as of October 1, 2020. For available-for-sale debt securities with unrealized losses, the Company measures credit losses in a manner similar to previous U.S. GAAP, except that losses will be recognized as allowances instead of reductions in the amortized cost of the debt securities. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2021 and September 30, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$76,137	$—	$—	$76,137
Marketable securities:
U.S. Treasury notes	51,556	—	—	51,556
Commercial paper	—	153,459	—	153,459
Corporate bonds	—	118,299	—	118,299
	$127,693	$271,758	$—	$399,451
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	$1,479
	$—	$—	$1,479	$1,479

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,502	$—	$—	$81,502
Marketable securities:
U.S. Treasury notes	94,208	—	—	94,208
Commercial paper	—	93,909	—	93,909
Corporate bonds	—	144,035	—	144,035
	$175,710	$237,944	$—	$413,654
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	1,479
	$—	$—	$1,479	$1,479

During the six months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2021	2020
Probabilities of payout	0%-60%	0%-60%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2020	$1,479
Change in fair value of nonconvertible preferred stock	—
Balance, March 31, 2021	$1,479

4.	Marketable Securities

As of March 31, 2021 and September 30, 2020, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Commercial paper	$153,459	$—	$—	$—	$153,459
Corporate bonds	118,001	339	(41)	—	118,299
U.S. Treasury notes	51,414	142	—	—	51,556
	$322,874	$481	$(41)	$—	$323,314

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$143,274	$775	$(14)	$—	$144,035
Commercial paper	93,909	—	—	—	93,909
U.S. Treasury notes	93,740	468	—	—	94,208
	$330,923	$1,243	$(14)	$—	$332,152

As of March 31, 2021 and September 30, 2020 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $24,493 and $32,634, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$7,031	$5,407
Accrued pharmaceutical drug manufacturing	4,404	2,885
Accrued payroll and related expenses	2,592	4,777
Accrued professional fees	684	478
Accrued other	1,033	612
	$15,744	$14,159

Other long-term liabilities:
Uncertain tax positions	$686	$788
Asset retirement obligation	308	290
	$994	$1,078

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,076,000 through March 31, 2021. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of March 31, 2021, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
8.	Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2021:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2020	3,262	$49.82	6.5	$21,860
Granted	805	44.76
Exercised	(76)	26.27
Forfeited	(105)	66.81
Outstanding as of March 31, 2021	3,886	$48.77	6.8	$29,478
Options vested and expected to vest as of March 31, 2021	3,886	$48.77	6.8	$29,478
Options exercisable as of March 31, 2021	2,312	$44.40	5.4	$25,801

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending March 31, 2021:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	46	$65.23	46	$46.46
Granted	84	44.58	84	26.55
Vested	—	—	—	—
Cancelled	(19)	67.13	(19)	47.42
Unvested at March 31, 2021	111	49.31	111	$31.26

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vest 50% in three years and 50% in four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. These units became fully vested during the three months ended December 31, 2020. In November 2020, the Company awarded additional restricted stock units to its employees, which vest in equal annual installments over four years, provided the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	45	$30.00
Granted	123	43.57
Vested	(45)	30.00
Cancelled	(1)	37.68
Unvested at March 31, 2021	122	$43.57

Stock-Based Compensation Expense

During the three and six months ended March 31, 2021 and 2020, the Company recognized the following stock-based compensation expense:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Research and development	$2,536	$2,688	$4,955	$5,180
General and administrative	2,744	2,289	5,208	4,896
	$5,280	$4,977	$10,163	$10,076

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Stock options	$4,514	$4,441	$8,863	$8,777
Performance stock units	—	16	—	259
rTSRUs	444	359	721	721
Restricted stock units	322	161	579	319
	$5,280	$4,977	$10,163	$10,076

During the three months ended December 31, 2019, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period. During the three months ended March 31, 2021 no such units vested.

As of March 31, 2021, the Company had an aggregate of $54,137 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

9.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(22,045)	$(6,005)	$(30,373)	$7,438
Denominator:
Weighted average common shares outstanding —basic	20,171	19,922	20,131	19,836
Net income (loss) per share common share—basic	$(1.09)	$(0.30)	$(1.51)	$0.37
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(22,045)	$(6,005)	$(30,373)	$7,438
Denominator:
Weighted average common shares outstanding —basic	20,171	19,922	20,131	19,836
Dilutive effect of common stock equivalents	—	—	—	856
Weighted average common shares outstanding —diluted	20,171	19,922	20,131	20,692
Net income (loss) per share common share—diluted	$(1.09)	$(0.30)	$(1.51)	$0.36
Anti-dilutive common stock equivalents excluded from above	4,268	3,714	4,307	2,457

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.
10.	Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $7,110 and $3,920, respectively, both of which were attributable to the Company’s domestic operations. The Company recorded an income tax benefit during the three and six months ended March 31, 2021 due to the Company’s ability and intent to carryback its current year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was signed into law in March 2020. As of March 31, 2021 and September 30, 2020, the Company recorded prepaid federal income taxes of $18,804 and $10,487, respectively.  For the three and six months ended March 31, 2020, the Company determined the use of the discrete method was more appropriate than the annual effective tax rate method due to the sensitivity of the Company’s tax rate in the prior period to small changes in projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under the statute for the year ended September 30, 2017 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future or prior periods. The Company is not currently under examination by any jurisdiction for any tax year open under the statute.

The Company had unrecognized tax benefits totaling $686 and $788 as of March 31, 2021, and September 30, 2020, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, the Company is permitted to carry back net operating losses originating beginning in fiscal 2018 through fiscal 2021 for up to five years. Net operating loss carrybacks were previously prohibited under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating losses to offset taxable income in those prior years. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The impact of the CARES Act has been incorporated into the consolidated financial statements during the six months ended March 31, 2021.

As of March 31, 2021, the Company recorded a valuation allowance against substantially all of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2021.

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

We had $400.4 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2021. In fiscal 2020, we earned $122.5 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for the foreseeable future.

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

o

Based on the results of the challenge study, we now have an ongoing Phase 2b study of EDP-938, which is in adult outpatients with community-acquired RSV infection. This study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. The mitigation steps to manage the COVID-19 pandemic in the past year have suppressed the incidence of RSV and other respiratory illnesses globally (other than COVID-19). We have continued our preparedness efforts to ensure we are ready when RSV re-emerges, including establishing trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere.

o

We have two additional Phase 2 studies of EDP-938, the first of which is a Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection, which we initiated in December 2020. We plan to enroll, within 72 hours of symptom onset, approximately 200 adult subjects 18 to 75 years of age, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics. In addition, we initiated a Phase 2 RSV study called RSVPEDs in pediatric patients in March 2021. We plan to enroll 90 RSV patients age 28 days to 24 months. The double-blind, placebo-controlled study will be conducted in hospitalized and non-hospitalized pediatric settings.

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

o

In Part 2 of the study, we are studying EDP-514 in chronic HBV patients already being treated with a marketed nucleoside reverse transcriptase inhibitor, which we refer to as NUC-suppressed patients. Preliminary data show that the 200mg and 400mg doses were safe and well tolerated, with pharmacokinetics supportive of once daily dosing, and antiviral activity as expected for this class in a short study.  The final 800mg cohort of this study is ongoing.

o

In addition, we have a second Phase 1b study, which we initiated in July 2020, to evaluate EDP 514 in chronic HBV patients with high viral load not currently on treatment, which we refer to as viremic patients. We expect to have topline results for both of these studies later in the second calendar quarter of 2021.

o

We expect to initiate a Phase 1 clinical study of EDP-721 in mid-calendar year 2021. EDP-721 has demonstrated a robust reduction of viral transcripts in preclinical models, leading to reduced production of multiple HBV proteins, including HBV surface antigen (HBsAg) and e-antigen (HBeAg). EDP-721 is expected to reduce HBsAg derived from both integrated and covalently-closed circular DNA (cccDNA). Since high levels of HBsAg suppress immune responses through multiple mechanisms, a sustained reduction of HBsAg is regarded as a key component of a functional cure for HBV. We plan to develop EDP-721 for use alone or in combination with other mechanisms, such as EDP-514, with the ultimate goal of achieving an all-oral functional cure for chronic HBV infection.

•

COVID-19:  Since we announced our newest discovery program for the treatment of COVID-19, we have been leveraging our expertise in direct-acting antiviral mechanisms to discover new compounds to treat COVID-19, using a combination of screening and targeted drug design. Later in the second quarter of calendar 2021 we expect to initiate IND-enabling studies on our first oral protease inhibitor specifically designed to target SARS-CoV-2, with the goal of beginning a Phase 1 study in early calendar 2022.

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

o

In September 2020, we initiated a Phase 1 clinical study of EDP-297, a highly potent and targeted follow-on FXR agonist, being developed for the treatment of NASH. The Phase 1, randomized, double-blind, placebo-controlled, first-in-human study is designed to assess the safety, tolerability, and pharmacokinetics, including the effect of food intake, of orally administered EDP-297 in approximately 74 healthy adult subjects. Two phases are planned: a single ascending dose phase enrolling six cohorts, including a two-part food effect cohort, and a multiple ascending dose phase enrolling three cohorts. Subject to any future adverse impact of the COVID-19 pandemic, we expect to have preliminary data from this study in mid-calendar 2021.
o

We also expect that ARGON-2 will provide us an internal interim analysis at 12 weeks of treatment on a subset of patients in the third calendar quarter of this year, at which point we expect to have more information to enhance our ability to determine what dose or doses we move forward through partnering for potential combinations with other mechanisms for NASH with fibrosis.

o	Once we have data from these two studies, we expect to be positioned to prioritize our NASH clinical assets and define our optimal go-forward strategy.
o	In addition, we have been pursuing research in another mechanism that may provide therapeutic benefit in NASH and which might be used in combination with an FXR agonist or other therapies for NASH.

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

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it and the roll out of vaccinations worldwide, as well as the cumulative economic impact of all of these factors. Additionally, as new, more infectious variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenues. The majority of our employees have continued to work from home since March 2020, while scientific personnel have been working in our laboratories, on a shift basis, since May 2020.

Our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, so we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. We paused enrollment in two of our ongoing clinical trials, ARGON-2 and our HBV nuc-suppressed study, in March 2020 and resumed recruiting in these studies in July 2020. Also, the mitigation steps to manage the COVID-19 pandemic in the past year have suppressed the global incidence of RSV and respiratory illnesses other than COVID-19, which has adversely affected enrollment in our RSVP study. It is currently uncertain when RSV will re-emerge and become prevalent across a substantial portion of these regions covered by our trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere. We also continue to experience a variety of more minor interruptions and complications in our other clinical trials, such as limitations in clinical trial supplies other than drug product, as well as local changes in COVID-19 impacts at individual trial sites. Due to these interruptions, particularly in North America and Europe, we expect to have the internal interim analysis of the ARGON-2 study in the third calendar quarter of 2021. While our ongoing trials are proceeding and we are continuing with plans to initiate additional clinical trials in calendar 2021, it is unclear what impact, if any, the COVID-19 pandemic may have on the timeline for initiation and/or completion of all or any of our other clinical trials.

With regard to our royalty revenue, we continued to report lower royalty revenue reported during our fiscal 2021 as compared to the prior year due to the worldwide impact of COVID-19 on HCV sales driven by a decline in patient volumes, HCV diagnoses and HCV prescriptions of MAVYRET/MAVIRET. While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for the foreseeable future with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $400.4 million at March 31, 2021.

Please see Item 1A “Risk Factors” in this quarterly report for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We have four Phase 2 studies ongoing for our wholly-owned programs in RSV and NASH and three Phase 1 studies in our HBV and NASH programs. We also plan to initiate clinical investigation of our new HBV RNA destabilizer compound, EDP-721, by mid-calendar 2021. In addition, we are also progressing other compounds in preclinical development, with the goal of having two new clinical candidates identified out of our three respiratory discovery efforts by the end of calendar 2021.

During 2021, we experienced disruptions in our business due to the spread of COVID-19. Specifically, the rate of RSV infection in both the Northern and Southern Hemispheres has been suppressed due to COVID-19 mitigation measures. In order to offset this as the RSV season swings back to the Northern Hemisphere, we reactivated sites in North America and are establishing sites in several countries in Europe, the Asia-Pacific and the Southern Hemisphere in preparation for the re-emergence of RSV. Due to COVID-19 mitigation measures, the timing of when RSV will become prevalent is currently unknown.

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

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales. We do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands)
Research and development	$41,506	$32,610	$78,171	$65,388
General and administrative	8,326	$6,884	15,703	13,805
Total operating expenses	$49,832	$39,494	$93,874	$79,193

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

Our research and drug discovery and development programs are at early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments, particularly in the context of the COVID-19 pandemic, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors and officers’ liability insurance premiums, and professional fees for auditing, tax, and legal services and patent expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Royalty revenue	$20,132	$27,619
Research and development	41,506	32,610
General and administrative	8,326	6,884
Other income (expense), net	545	1,950
Income tax benefit	7,110	3,920

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

We recognized royalty revenue of $20.1 million during the three months ended March 31, 2021 as compared to $27.6 million during the three months ended March 31, 2020. The $7.5 million decrease in royalty revenue was due to lower patient volumes as a result of treated HCV patient volumes continuing to remain below pre-COVID levels. AbbVie reported worldwide net sales of $415 million for MAVRYET/MAVIRET during the three months ended March 31, 2021 compared to $559 million in the prior year period.

Research and development expenses

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
R&D programs:
Virology	$29,881	$19,644
Liver disease (non-viral)	10,888	12,650
Other	737	316
Total research and development expenses	$41,506	$32,610

The level of research and development expenses for the three months ended March 31, 2021 increased by $8.9 million compared to the same period in 2020. The increase was primarily driven by the timing of our clinical studies in our virology programs and offset by a decrease in clinical trial expenses in our liver disease program. For our virology program, we had two Phase 1b studies of EDP-514 in chronic HBV and three ongoing Phase 2 studies of EDP-938 in RSV during the three months ended March 31, 2021. In the prior year, we had our clinical study of EDP-514 in a Phase 1a study and our ongoing Phase 2 RSVP study of EDP-938. For our liver disease program during the three months ended March 31, 2021 we had our Phase 2 ongoing study (ARGON-2) of EDP-305 and our Phase 1 study of our FXR follow-on candidate, EDP-297, whereas in 2020 we had one Phase 2 study of EDP-305 ongoing (ARGON-1) and were in the process of concluding our Phase 2 INTREPID study.

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

General and administrative expenses

General and administrative expenses increased by $1.4 million for the three months ended March 31, 2021 compared to the prior year due to increases in headcount and compensation expense.

Other income (expense), net

Other income (expense), net, decreased $1.4 million for the three months ended March 31, 2021 as compared to the same period in 2020 due to a net decrease in investment income primarily driven by lower interest rates year over year and purchases of marketable securities at a premium.

Income tax benefit

For the three months ended March 31, 2021 and 2020, we recorded an income tax benefit of $7.1 million and $3.9 million, respectively. The income tax benefit for the three months ended March 31, 2021 was driven primarily by our pre-tax loss and a federal net operating loss carryback under the CARES Act. We continue to record a valuation allowance against substantially all of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future. The income tax benefit for the three months ended March 31, 2020 was driven by our pre-tax loss and federal research and development tax credits.

Results of Operations

Comparison of the Six Months Ended March 31, 2021 and 2020

	Six Months Ended
	March 31,
	2021	2020
	(in thousands)
Revenue	$51,875	$80,189
Research and development	78,171	65,388
General and administrative	15,703	13,805
Other income (expense), net	1,222	4,026
Income tax benefit	10,404	2,416

Royalty Revenue

We recognized royalty revenue of $51.9 million during the six months ended March 31, 2021 as compared to $80.2 million during the six months ended March 31, 2020. Royalty revenue for the six months ended March 31, 2021 decreased $28.3 million compared to the comparable period in 2020 due to lower patient volumes as a result of treated HCV patient volumes continuing to remain below pre-COVID levels. AbbVie reported worldwide net sales of $896 million for MAVRYET/MAVIRET during the six months ended March 31, 2021 compared to $1.2 billion in the prior year period.

Research and development expenses

	Six Months Ended
	March 31,
	2021	2020
	(in thousands)
R&D programs:
Virology	$54,469	$38,879
Liver disease (non-viral)	22,085	26,083
Other	1,617	426
Total research and development expenses	$78,171	$65,388

The level of research and development expenses for the six months ended March 31, 2021 increased by $12.8 million compared to the same period in 2020. The increase was primarily driven by timing of our clinical studies in our virology programs and offset by a decrease in clinical trial expenses in our liver disease program.

General and administrative expenses

General and administrative expenses increased by $1.9 million for the six months ended March 31, 2021 compared to the prior year due to increases in headcount and compensation expense.

Other income (expense), net

Other income (expense), net, decreased $2.8 million for the six months ended March 31, 2021 as compared to the same period in 2020 due to a net decrease in investment income primarily driven by lower interest rates year over year and purchases of marketable securities at a premium.

Income tax benefit

For the six months ended March 31, 2021 and 2020 we recorded an income tax benefit of $10.4 million and $2.4 million, respectively. The income tax benefit for the six months ended March 31, 2021 was driven primarily by our pre-tax loss and a federal net operating loss carryback under the CARES Act. An income tax benefit was recorded during the six months ended March 31, 2020 due to our lower pre-tax loss, federal research and development tax credits, release of an uncertain tax liability and stock award-related activity.

Liquidity and Capital Resources

At March 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $400.4 million. We believe, despite the ongoing global impact of COVID-19, that our principal sources of liquidity will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The following table shows a summary of our cash flows for the six months ended March 31, 2021 and 2020:

	Six Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(19,469)	$27,037
Investing activities	8,013	(9,453)
Financing activities	1,451	5,524
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,005)	$23,108

Net cash provided by (used in) operating activities

The increase in cash used in operating activities of $46.5 million for the six months ended March 31, 2021 as compared to the same period in 2020 was primarily driven by a decrease in net income year-over-year and net cash used by changes in our operating assets and liabilities of $0.7 million in the six months ended March 31, 2021 as compared to net cash provided by changes in our operating assets and liabilities of $11.7 million for the same period in 2020. Changes in our operating assets and liabilities year over year was generally due to a decrease in payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

Net cash provided by (used in) investing activities

The increase of $17.5 million in cash provided by investing activities for the six months ended March 31, 2021 as compared to the same period in 2020 was the result of the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The decrease of $4.1 million in net cash provided by financing activities for the six months ended March 31, 2021 as compared to the same period in 2020 was driven by a decrease in proceeds from exercises of stock options of $5.0 million and offset by a decrease in withholding tax payments for the settlement of share-based awards of $1.0 million driven by a decline in our stock price year over year at the time of vesting of certain share-based awards.

Funding requirements

As of March 31, 2021, we had $400.4 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our forecast of the period for which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2020 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the six months ended March 31, 2021.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $400.4 million at March 31, 2021 consisting of cash, money market funds, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the six months ended March 31, 2021, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Altimmune, Ascletis, Assembly, GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Immunocore, Johnson & Johnson/Janssen, MYR, Replicor, Roche, Vaccitech and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including AiCuris, Aligos, Antios, Arbutus, ENYO, Fujian Cosunter, Ichor, Jiangsu Hengrui, Protheragen, Qilu, Sichuan Kelon, VBI Vaccines, Venatorx, and Zhimeng Biopharma.

Though there is currently no approved treatment for NASH, we expect significant competition from other companies in the development of new treatments for NASH and related conditions. In February 2019, Intercept Pharmaceuticals announced positive Phase 3 trial results for OCA (brand name Ocaliva®) in NASH and submitted U.S. and European regulatory filings in the second half of calendar 2019 for approvals in this indication. In June 2020 Intercept received a complete response letter from the FDA and has announced that it is currently in ongoing discussions with the FDA and expects to refile an NDA for OCA in 2021 with additional safety and efficacy data. In addition to Intercept, we are aware of several other companies with NASH programs that are significantly more advanced than ours, including companies with compounds in late stage (Ph2b/3) in NASH, namely Akero, BMS, Cirius, Galectin, Galmed, Gilead, Inventiva, Madrigal, NGM Bio, NorthSea, Novartis, Novo Nordisk Theratechnologies and Viking. In addition, a number of other companies have NASH or related programs with compounds in Phase 2 clinical trials. These companies include 89bio, Afimmune, Ascletis, AstraZeneca, Corcept, CymaBay, CytoDyn, Eli Lilly, ENYO, GRI Bio, Hanmi Pharma, Hepion, HighTide, Immuron, LifeMax. Lipocine, MediciNova, Metacrine, NuSirt, Oramed, Pfizer, Poxel, Roche, Sagimet, Second Genome, Terns, Zealan and Zydus Cadila. A significant number of other companies are conducting earlier stage clinical trials that may be applicable in NASH. There are also additional companies conducting preclinical studies in these disease areas.

Many companies are testing vaccines, antibodies, and therapeutics for COVID-19.  There are some companies developing specific, novel antivirals for SARS-CoV-2 that are currently in Phase 1/2 studies including Atea, Biocryst, Merck, Pfizer, Selva, and Toyama.

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

The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We have made modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. In recent weeks our employees have had access to vaccinations under the government-run vaccination program. Notwithstanding these measures, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new SARS-CoV-2 variants, could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. As a result, we may experience new disruptions to our business operations and our business could be materially adversely affected further, directly or indirectly, by the ongoing COVID-19 pandemic, which has spread to the countries in which we, our contract manufacturers, our preclinical and clinical research contractors and our collaborators in clinical research do business. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant negative impacts on healthcare and other businesses worldwide.

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b

ARGON-2 study of EDP-305 in NASH patients and Part 2 of our Phase 1a/1b study of EDP-514 in nuc-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the COVID-19 pandemic, including lock-downs, mask mandates, social distancing and other mitigation steps to manage the COVID-19 pandemic have significantly reduced the incidence of RSV and other respiratory illnesses worldwide.  We have made extensive efforts to expand our clinical sites beyond North America, including sites across Europe, the Asia-Pacific and the Southern Hemisphere, to be ready when RSV infection re-emerges, but we cannot predict when that may occur. These impacts of COVID-19 could continue to affect the future course of our RSV studies and our other ongoing clinical trials and delay their timelines.

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

Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our preclinical and clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities, may materially and adversely affect our business, results of operations and financial condition and our stock price. Additionally, as new, more infectious variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

We have not developed independently any approved products and we have limited clinical development experience, which makes it difficult to assess our ability to develop and commercialize our product candidates.

AbbVie has been responsible for all of the clinical development of our paritaprevir and glecaprevir protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for the development of our independent RSV, NASH, and HBV programs, we will need to successfully:

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

We reported a net loss for the fiscal year ended September 30, 2020 and the six months ended March 31, 2021 primarily due to the impact of COVID-19 on our royalty revenues. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, would likely result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

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

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of COVID-19 has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies will be impacted by the pandemic. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter. If combined with any continuation of the recent trend of reduced royalty revenue, such a trend would likely result in operating losses in the coming year and in future periods, unless we develop other sources of revenue.

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

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we (or AbbVie in the case of MAVYRET/MAVIRET) might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues that are generated from the sale of the product in that country. If reimbursement of MAVYRET/MAVIRET or of any of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.

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

If our existing collaboration agreement with AbbVie is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, experience a delay in entering into, or fail to maintain, such collaborations:

•	the development of certain of our product candidates may be terminated or delayed;
•	our cash expenditures related to the development of certain of our product candidates would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, which we do not currently have;
•	we will bear all of the risk related to the development of any such product candidates; and
•	the competitiveness of any product candidate that is commercialized could be reduced.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From September 30, 2014 through March 31, 2021, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $49.32 per common share as of March 31, 2021, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $15.6 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2021 we had 20.2 million shares of common stock outstanding. In addition, as of March 31, 2021, we had 3.9 million and 0.3 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, cybersecurity, products liability and directors’ and officers’ insurance. We do not know, however, if we have adequate levels of coverage for any liability we may incur, or whether we will always be able to continue to maintain such insurance. Any significant uninsured liability may require us to make substantial payments, which would adversely affect our financial position and results of operations. Furthermore, any increase in the volatility of our stock price, or changes in the insurance market generally, may result in us being required to pay substantially higher premiums for our directors’ and officers’ liability insurance than those to which we were previously subject and may even cause one or more of our underwriters to be unwilling to insure us.

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

Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.

		8-K 8-K 8-K	08/18/2015 02/05/2021 02/05/2021	3.2 10.1 10.2	001-35839 001-35839 001-35839
10.3	2019 Equity Incentive Plan (As amended March 2021)	8-K	03/05/2021	10.1	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: May 10, 2021

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)