Form 10-Q
period 2021-06-30
ENANTA PHARMACEUTICALS INC
filed 2021-08-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 20,214,850 shares of common stock, $0.01 par value per share, outstanding.

ENANTA PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2021

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

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,601	$87,131
Short-term marketable securities	252,223	299,518
Accounts receivable	21,624	23,492
Prepaid expenses and other current assets	12,137	13,655
Income tax receivable	30,570	13,041
Total current assets	321,155	436,837
Long-term marketable securities	115,706	32,634
Property and equipment, net	6,613	8,596
Deferred tax assets	345	345
Operating lease, right-of-use assets	5,917	7,020
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$450,436	$486,132
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,895	$5,737
Accrued expenses and other current liabilities	17,695	14,159
Operating lease liabilities	5,034	4,261
Total current liabilities	28,624	24,157
Operating lease liabilities, net of current portion	1,637	3,838
Series 1 nonconvertible preferred stock	1,479	1,479
Other long-term liabilities	846	1,078
Total liabilities	32,586	30,552
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,211 and 20,077 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	202	201
Additional paid-in capital	344,737	326,963
Accumulated other comprehensive income (loss)	(264)	844
Retained earnings	73,175	127,572
Total stockholders' equity	417,850	455,580
Total liabilities and stockholders' equity	$450,436	$486,132

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Royalty revenue	$21,624	$18,653	$73,499	$98,842
Operating expenses:
Research and development	46,994	34,682	125,165	100,070
General and administrative	8,477	6,823	24,180	20,628
Total operating expenses	55,471	41,505	149,345	120,698
Loss from operations	(33,847)	(22,852)	(75,846)	(21,856)
Other income (expense):
Other income (expense), net	439	1,445	1,661	5,471
Total other income (expense), net	439	1,445	1,661	5,471
Loss before income taxes	(33,408)	(21,407)	(74,185)	(16,385)
Income tax benefit	9,384	7,142	19,788	9,558
Net loss	$(24,024)	$(14,265)	$(54,397)	$(6,827)

Net loss per share:
Basic	$(1.19)	$(0.71)	$(2.70)	$(0.34)
Diluted	$(1.19)	$(0.71)	$(2.70)	$(0.34)

Weighted average shares outstanding:
Basic	20,201	20,020	20,155	19,897
Diluted	20,201	20,020	20,155	19,897

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(24,024)	$(14,265)	$(54,397)	$(6,827)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax of $0, $271, $0 and $418	(319)	850	$(1,108)	$1,312
Total other comprehensive income (loss), net of tax	(319)	850	(1,108)	1,312
Comprehensive loss	$(24,343)	$(13,415)	$(55,505)	$(5,515)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	76	1	2,305	—	—	2,306
Vesting of restricted stock units, net of withholding	31	—	(1,140)	—	—	(1,140)
Stock-based compensation expense	—	—	5,098	—	—	5,098
Other comprehensive income, net of tax	—	—	—	88	—	88
Net income	—	—	—	—	13,443	13,443
Balances at December 31, 2019	19,810	$198	$304,672	$234	$177,183	$482,287
Exercise of stock options	160	2	4,714	—	—	4,716
Vesting of restricted stock units, net of withholding	16	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	4,977	—	—	4,977
Other comprehensive income, net of tax	—	—	—	374	—	374
Net loss	—	—	—	—	(6,005)	(6,005)
Balances at March 31, 2020	19,986	200	314,005	608	171,178	485,991
Exercise of stock options	84	1	3,225	—	—	3,226
Stock-based compensation expense	—	—	4,755	—	—	4,755
Other comprehensive income, net of tax	—	—	—	850	—	850
Net loss	—	—	—	—	(14,265)	(14,265)
Balances at June 30, 2020	20,070	201	321,985	1,458	156,913	480,557

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	$332,145	$405	$119,244	$451,995
Exercise of stock options	43	1	1,151	—	—	1,152
Stock-based compensation expense	—	—	5,280	—	—	5,280
Other comprehensive loss	—	—	—	(350)		(350)
Net loss	—	—	—	—	(22,045)	(22,045)
Balances at March 31, 2021	20,185	202	338,576	55	97,199	436,032
Exercise of stock options	26	—	686	—	—	686
Stock-based compensation expense	—	—	5,475	—	—	5,475
Other comprehensive loss	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	(24,024)	(24,024)
Balances at June 30, 2021	20,211	202	344,737	(264)	73,175	417,850

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(54,397)	$(6,827)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15,638	14,830
Depreciation and amortization expense	2,528	2,735
Deferred income taxes	—	(4,366)
Premium paid on marketable securities	(3,427)	(3,094)
(Accretion) amortization of (discount) premium on marketable securities	1,516	(95)
Other non-cash items	—	(51)
Change in operating assets and liabilities:
Accounts receivable	1,868	32,660
Prepaid expenses and other current assets	1,518	(5,161)
Income tax receivable	(17,529)	(4,268)
Operating lease, right-of-use assets	4,019	2,182
Accounts payable	195	(672)
Accrued expenses	3,671	(1,936)
Operating lease liabilities	(4,343)	(2,446)
Other long-term liabilities	(232)	(942)
Net cash provided by (used in) operating activities	(48,975)	22,549
Cash flows from investing activities
Purchase of marketable securities	(307,949)	(267,587)
Proceeds from maturities and sale of marketable securities	272,974	286,028
Purchase of property and equipment	(717)	(1,115)
Net cash provided by (used in) investing activities	(35,692)	17,326
Cash flows from financing activities
Proceeds from exercise of stock options	2,671	10,248
Payments for settlement of share-based awards	(534)	(1,498)
Net cash provided by financing activities	2,137	8,750
Net increase (decrease) in cash, cash equivalents and restricted cash	(82,530)	48,625
Cash, cash equivalents and restricted cash at beginning of period	87,739	51,838
Cash, cash equivalents and restricted cash at end of period	$5,209	$100,463
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$16	$299
Operating lease liabilities arising from obtaining right-of-use assets	$3,057	$2,676

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and nine months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and nine months ended June 30, 2021 and 2020 and cash flows for the nine months ended June 30, 2021 and 2020, have been made. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2021.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of Series 1 nonconvertible preferred stock and stock-based awards; the accrual of research and development expenses, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances and other facts. The future developments of the COVID-19 pandemic which may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of June 30, 2021. Actual results could differ from the Company’s estimates.

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2021 and September 30, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,687	$—	$—	$1,687
Marketable securities:
U.S. Treasury notes	101,221	—	—	101,221
Corporate bonds	—	153,191	—	153,191
Commercial paper	—	113,517	—	113,517
	$102,908	$266,708	$—	$369,616
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	$1,479
	$—	$—	$1,479	$1,479

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,502	$—	$—	$81,502
Marketable securities:
U.S. Treasury notes	94,208	—	—	94,208
Corporate bonds	—	144,035	—	144,035
Commercial paper	—	93,909	—	93,909
	$175,710	$237,944	$—	$413,654
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,479	1,479
	$—	$—	$1,479	$1,479

During the nine months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	June 30,	September 30,
Unobservable Input	2021	2020
Probabilities of payout	0%-60%	0%-60%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2020	$1,479
Change in fair value of nonconvertible preferred stock	—
Balance, June 30, 2021	$1,479

4.	Marketable Securities

As of June 30, 2021 and September 30, 2020, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$153,080	$211	$(100)	$—	$153,191
Commercial paper	113,517	—	—	—	113,517
U.S. Treasury notes	101,211	62	(52)	—	101,221
	$367,808	$273	$(152)	$—	$367,929

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$143,274	$775	$(14)	$—	$144,035
Commercial paper	93,909	—	—	—	93,909
U.S. Treasury notes	93,740	468	—	—	94,208
	$330,923	$1,243	$(14)	$—	$332,152

As of June 30, 2021 and September 30, 2020 marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $115,706 and $32,634, respectively.

5.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$7,277	$5,407
Accrued pharmaceutical drug manufacturing	4,303	2,885
Accrued payroll and related expenses	4,363	4,777
Accrued professional fees	697	478
Accrued other	1,055	612
	$17,695	$14,159

Other long-term liabilities:
Uncertain tax positions	$529	$788
Asset retirement obligation	317	290
	$846	$1,078

6.	AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,096,000 through June 30, 2021. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of June 30, 2021, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.
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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2021:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2020	3,262	$49.82	6.5	$21,860
Granted	855	44.95
Exercised	(102)	26.08
Forfeited	(139)	67.27
Outstanding as of June 30, 2021	3,876	$48.75	6.6	$17,654
Options vested and expected to vest as of June 30, 2021	3,876	$48.75	6.6	$17,654
Options exercisable as of June 30, 2021	2,418	$45.26	5.3	$17,312

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

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	46	$65.23	46	$46.46
Granted	84	44.58	84	26.55
Vested	—	—	—	—
Cancelled	(19)	67.13	(19)	47.42
Unvested at June 30, 2021	111	$49.31	111	$31.26

Restricted Stock Units

During the three months ended December 31, 2016, the Company awarded restricted stock units to its employees, which vested 50% in December 2019 and 50% in December 2020, provided the employee remained employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. In November 2020, the Company awarded additional restricted stock units to its employees, which vest in equal annual installments over four years, so long as the employee remains employed with the Company at the time of vesting. The fair value per share of these awards was determined based on the intrinsic value of the stock on the date of grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2020	45	$30.00
Granted	123	43.57
Vested	(45)	30.00
Cancelled	(3)	41.15
Unvested at June 30, 2021	120	$43.57

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2021 and 2020, the Company recognized the following stock-based compensation expense:

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$2,569	$2,499	$7,525	$7,678
General and administrative	2,906	2,256	8,113	7,152
	$5,475	$4,755	$15,638	$14,830

	Three Months ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	$4,555	$4,339	$13,418	$13,114
rTSRUs	405	246	1,126	968
Performance stock units	198	—	198	259
Restricted stock units	317	170	896	489
	$5,475	$4,755	$15,638	$14,830

During the three months ended December 31, 2019 and three months ended June 30, 2021, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of June 30, 2021, the Company had an aggregate of $49,337 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.
9.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Basic net loss per share:
Numerator:
Net loss	$(24,024)	$(14,265)	$(54,397)	$(6,827)
Denominator:
Weighted average common shares outstanding —basic	20,201	20,020	20,155	19,897
Net loss per share common share—basic	$(1.19)	$(0.71)	$(2.70)	$(0.34)
Diluted net loss per share:
Numerator:
Net loss	$(24,024)	$(14,265)	$(54,397)	$(6,827)
Denominator:
Weighted average common shares outstanding —basic	20,201	20,020	20,155	19,897
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding —diluted	20,201	20,020	20,155	19,897
Net loss per share common share—diluted	$(1.19)	$(0.71)	$(2.70)	$(0.34)
Anti-dilutive common stock equivalents excluded from above	4,322	3,640	6,468	3,423

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.
10.	Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded income tax benefits of $9,384 and $7,142, respectively, both of which were attributable to the Company’s domestic operations. The Company recorded an income tax benefit during the three and nine months ended June 30, 2021 due to the Company’s ability and intent to carryback its current year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law in March 2020. As of June 30, 2021, the Company recorded an income tax receivable of $30,570 consisting of refunds due with respect to prior year tax payments as well as an estimated federal net operating loss carryback for fiscal 2021 for which the Company will request a refund in the future.

For the three and nine months ended June 30, 2020, the Company determined the use of the discrete method was more appropriate than the annual effective tax rate method due to the sensitivity of the Company’s tax rate in that period to small changes in projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under the statute for the year ended September 30, 2018 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future or prior periods. The Company is not currently under examination by any jurisdiction for any tax year open under the statute.

The Company had unrecognized tax benefits totaling $529 and $788 as of June 30, 2021, and September 30, 2020, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision.

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, the Company is permitted to carry back net operating losses originating beginning in fiscal 2018 through fiscal 2021 for up to five years. Net operating loss carrybacks were previously prohibited under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating losses to offset taxable income in those prior years. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The impact of the CARES Act has been incorporated into the consolidated financial statements during the nine months ended June 30, 2021 and 2020.

As of June 30, 2021, the Company recorded a valuation allowance against substantially all of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company’s expenses are increasing as it continues to progress its wholly-owned research and development programs, while its royalty revenues from its Collaboration Agreement with AbbVie are not increasing.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2021.

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

We had $372.5 million in cash, cash equivalents and short-term and long-term marketable securities at June 30, 2021. In fiscal 2020, we earned $122.5 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for at least the next two years.

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

o

Based on the results of the challenge study, we now have three ongoing Phase 2 studies of EDP-938 in three different patient populations. The study with the most advanced enrollment is in adult outpatients with community-acquired RSV infection. This Phase 2b study, named RSVP, is designed to help us better understand the feasibility of this direct-acting antiviral therapy. The mitigation steps to manage the COVID-19 pandemic since March 2020 have suppressed the incidence of RSV and other respiratory illnesses globally (other than COVID-19). We have continued our preparedness efforts to ensure we are ready when RSV re-emerges, including establishing trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere, and there have been reports of increased interseasonal RSV in the United States and Australia. Given the recent re-emergence of RSV is not following any normal seasonal pattern, it is uncertain how significant or sustained the new incidence of RSV will be moving forward. We are hopeful that enrollment in the RSVP study will be complete during the Northern Hemisphere winter season if there are no renewed social distancing interventions. Assuming this enrollment occurs, we would expect data in the first half of 2022.

o

Our two additional Phase 2 studies of EDP-938 include a Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection, which we initiated in December 2020. We plan to enroll, within 72 hours of symptom onset, approximately 200 adult subjects 18 to 75 years of age, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics. In addition, we initiated a Phase 2 RSV study called RSVPEDs in pediatric patients in March 2021. We plan to enroll 90 RSV patients age 28 days to 24 months. The double-blind, placebo-controlled study will be conducted in hospitalized and non-hospitalized pediatric settings.

o

We also have initiated an RSV L-protein inhibitor discovery effort centered around potent nanomolar leads active against both RSV-A and RSV-B, for potential use alone or in combination with agents targeting other RSV mechanisms, such as our lead RSV asset, EDP-938.

•

HBV: We have two candidates for the treatment of chronic infection with hepatitis B virus, or HBV: EDP-514, a novel core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle, and EDP-721, our newest clinical candidate, which is a potent and selective oral HBV RNA destabilizer that is designed to reduce HBV surface antigen. Our goal is to develop a combination therapy approach, including existing approved treatments and these two mechanisms, that could lead to a functional cure for patients with chronic HBV infection.

o

Our initial study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. Part 1 of the study in healthy subjects demonstrated that EDP-514 is well-tolerated with a favorable safety profile and has a pharmacokinetic profile supportive of once-daily dosing.

o

In Part 2 of the study, we are studying EDP-514 in chronic HBV patients already being treated with a marketed nucleoside reverse transcriptase inhibitor, which we refer to as NUC-suppressed patients. Preliminary data show that the 200mg and 400mg doses were safe and well tolerated, with pharmacokinetics supportive of once daily dosing, and antiviral activity as expected for this class in a short study. The 800mg cohort of this study is ongoing and the results will be shared in connection with a future medical conference.

o

In addition, we have a second Phase 1b study, to evaluate EDP 514 in chronic HBV patients with high viral load not currently on treatment, which we refer to as viremic patients. In June 2021, we announced positive data from the first two dose cohorts of the study which demonstrated that EDP-514 was safe and well-tolerated through 28 days of treatment, displayed pharmacokinetics supportive of once-daily dosing, and resulted in mean HBV DNA reductions of 2.9 and 3.3 logs at 28 days for the 200 mg and 400 mg cohorts, respectively. HBV RNA was undetectable at Day 28 in 8 patients in the EDP-514 cohorts as compared to none on placebo. The 800 mg cohort is ongoing and the results will be shared in connection with a future medical conference.

o

For our RNA destabilizer, we have initiated a Phase 1 clinical study of EDP-721 and are on track to dose our first subject in August 2021. EDP-721 has demonstrated a robust reduction of viral transcripts in preclinical models, leading to reduced production of multiple HBV proteins, including HBV surface antigen (HBsAg) and e-antigen (HBeAg) with pangenotypic HBV activity. EDP-721 is expected to reduce HBsAg derived from both integrated and covalently-closed circular DNA (cccDNA). Since high levels of HBsAg suppress immune responses through multiple mechanisms, a sustained reduction of HBsAg is regarded as a key component of combination therapy to provide a functional cure for chronic HBV infection. We plan to develop EDP-721 for use alone or in combination with other mechanisms, such as EDP-514, with the ultimate goal of achieving an all-oral, functional cure for chronic HBV infection. Data are expected in the first half of calendar 2022.

•

COVID-19:  Since we announced our newest discovery program – developing a direct-acting antiviral for the treatment of COVID-19 – we have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We have advanced IND-enabling studies on our lead oral protease inhibitor to the point where we now have a clinical candidate, EDP-235, which we plan to begin testing in a first-in-human study in early calendar 2022.

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

o

In September 2020, we initiated a Phase 1 clinical study of EDP-297, a highly potent and targeted follow-on FXR agonist, being developed for the treatment of NASH. The Phase 1, randomized, double-blind, placebo-controlled, first-in-human study is designed to assess the safety, tolerability, and pharmacokinetics, including the effect of food intake, of orally administered EDP-297 in approximately 74 healthy adult subjects. We expect to have preliminary data from this study in the third calendar quarter of 2021.

o	We also expect that in the third calendar quarter of 2021 ARGON-2 will provide us an internal interim analysis at 12 weeks of treatment in a subset of patients.
o	Once we have data from these two studies, we expect to be positioned to prioritize our NASH clinical assets and define our optimal go-forward strategy.
o	In addition, we have been pursuing research in another mechanism that may provide therapeutic benefit in NASH and which might be used in combination with an FXR agonist or other therapies for NASH.

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

Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consists of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1.

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it and roll out vaccinations worldwide, as well as the cumulative economic impact of all of these factors. Additionally, as new, more infectious variants emerge, such as the delta variant, it is possible that the impact of the pandemic on our business may continue or change.

We are continuing to assess and manage the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenue. The majority of our employees were working from home since March 2020, while scientific personnel were working in our laboratories, on a shift basis, since May 2020. Recently our scientific personnel have resumed a full-time, one-shift schedule and our other employees have begun a phase-in of returning back to working on site.

Our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, so we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. We paused enrollment in two of our ongoing clinical trials, ARGON-2 and our HBV nuc-suppressed study, in March 2020 and resumed recruiting in these studies in July 2020. Also, the mitigation steps to manage the COVID-19 pandemic in the past year have suppressed the global incidence of RSV and respiratory illnesses other than COVID-19, which has adversely affected enrollment in our RSVP study. It is currently uncertain when RSV will re-emerge and become prevalent across a substantial portion of these regions covered by our trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere. We also continue to experience a variety of more minor interruptions and complications in our other clinical trials, such as limitations in clinical trial supplies other than drug product, as well as local changes in COVID-19 impacts at individual trial sites. Due to these interruptions, particularly in North America and Europe, we expect to have the internal interim analysis of the ARGON-2 study, together with data from the Phase 1 EDP-297 study, in the third calendar quarter of 2021. While our ongoing trials are proceeding, it is unclear what further impact, if any, the COVID-19 pandemic may have on the timeline for enrollment and/or completion of all or any of our clinical trials.

With regard to our royalty revenue, we have continued to report lower royalty revenue during our fiscal 2021 as compared to periods ending before March 2020 due to the worldwide impact of the COVID-19 pandemic. The pandemic resulted in a decline in patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET, though AbbVie’s net sales in the three months ended June 30, 2021 were higher than at the start of the pandemic in the comparable period in 2020.

While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for at least the next two years with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $372.5 million at June 30, 2021.

Please see Item 1A “Risk Factors” in this quarterly report for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We have four Phase 2 studies ongoing for our wholly-owned programs in RSV and NASH and four Phase 1 studies in our HBV and NASH programs. In addition, we are also progressing EDP-235 toward a first-in-human study in early 2022 and we have other compounds in preclinical development with the goal of having another new clinical candidate identified by the end of calendar 2021 from of our respiratory virology discovery efforts.

During 2021, we experienced disruptions in our business due to the spread of COVID-19. Specifically, the rate of RSV infection in both the Northern and Southern Hemispheres has been suppressed due to COVID-19 mitigation measures. In order to offset this as the RSV season swings back to the Northern Hemisphere, we reactivated sites in North America for RSVP and are establishing sites in several countries in Europe, the Asia-Pacific and the Southern Hemisphere for our three RSV trials in preparation for the re-emergence of RSV.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2021 than in 2020 as we continue to advance our RSV, HBV, NASH, SARS CoV-2 and hMPV programs. However, if the COVID-19 pandemic slows down our research and development programs, it will reduce our spending in those areas in the near term.

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$46,994	$34,682	$125,165	$100,070
General and administrative	8,477	6,823	24,180	20,628
Total operating expenses	$55,471	$41,505	$149,345	$120,698

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,
	2021	2020
	(in thousands)
Royalty revenue	$21,624	$18,653
Research and development	46,994	34,682
General and administrative	8,477	6,823
Other income (expense), net	439	1,445
Income tax benefit	9,384	7,142

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

We recognized royalty revenue of $21.6 million during the three months ended June 30, 2021 as compared to $18.7 million during the three months ended June 30, 2020. The $3.0 million increase in royalty revenue was due to AbbVie’s higher reported HCV sales as compared to the comparable period in 2020 when the COVID-19 pandemic began. HCV patient volumes continue to remain below pre-COVID-19 levels.

Research and development expenses

	Three Months Ended
	June 30,
	2021	2020
	(in thousands)
R&D programs:
Virology	$34,947	$21,182
Liver disease (non-viral)	11,442	10,758
Other	605	2,742
Total research and development expenses	$46,994	$34,682

The level of research and development expenses for the three months ended June 30, 2021 increased by $12.3 million compared to the same period in 2020. The increase was primarily driven by the timing of our clinical studies in our virology programs and liver disease program. For our virology program, we had two Phase 1b studies of EDP-514 in chronic HBV. In addition, we had three ongoing Phase 2 studies of EDP-938 in RSV during the three months ended June 30, 2021. In the prior year, we had our clinical study of EDP-514 in a Phase 1a study and our ongoing Phase 2 RSVP study of EDP-938. For our liver disease program during the three months ended June 30, 2021 we had our Phase 2 ongoing study (ARGON-2) of EDP-305 and our Phase 1 study of our FXR follow-on candidate, EDP-297, whereas in 2020 we had our ARGON-2 study ongoing and were in process of completing our ARGON-1 study.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2021 and negatively impacts patient recruitment and monitoring. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any long-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $1.7 million for the three months ended June 30, 2021 compared to the prior year due to increases in headcount and related compensation expense.

Other income (expense), net

Other income (expense), net, decreased $1.0 million for the three months ended June 30, 2021 as compared to the same period in 2020 due to a net decrease in investment income driven by lower interest rates year-over-year and purchases of marketable securities at a premium.

Income tax benefit

For the three months ended June 30, 2021 and 2020, we recorded an income tax benefit of $9.4 million and $7.1 million, respectively. The income tax benefit for the three months ended June 30, 2021 was driven primarily by our pre-tax loss and a federal net operating loss carryback under the CARES Act. We continue to record a valuation allowance against substantially all of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future. The income tax benefit for the three months ended June 30, 2020 was driven by our pre-tax loss and federal research and development tax credits.

Results of Operations

Comparison of the Nine Months Ended June 30, 2021 and 2020

	Nine Months Ended
	June 30,
	2021	2020
	(in thousands)
Revenue	$73,499	$98,842
Research and development	125,165	100,070
General and administrative	24,180	20,628
Other income (expense), net	1,661	5,471
Income tax benefit	19,788	9,558

Royalty Revenue

We recognized royalty revenue of $73.5 million during the nine months ended June 30, 2021 as compared to $98.8 million during the nine months ended June 30, 2020. Royalty revenue for the nine months ended June 30, 2021 decreased $25.3 million compared to the comparable period in 2020, because the COVID-19 pandemic only emerged at the end of the second fiscal quarter of 2020. Since then, AbbVie’s sales of MAVYRET/MAVIRET have been lower as a result of treated HCV patient volumes continuing to remain below pre-pandemic levels.

Research and development expenses

	Nine Months Ended
	June 30,
	2021	2020
	(in thousands)
R&D programs:
Virology	$89,416	$60,063
Liver disease (non-viral)	33,527	36,840
Other	2,222	3,167
Total research and development expenses	$125,165	$100,070

The level of research and development expenses for the nine months ended June 30, 2021 increased by $25.1 million compared to the same period in 2020. The increase was primarily driven by timing of our clinical studies in our virology programs and offset by a decrease in clinical trial expenses in our liver disease program.

General and administrative expenses

General and administrative expenses increased by $3.6 million for the nine months ended June 30, 2021 compared to the prior year due to increases in headcount and related compensation expense.

Other income (expense), net

Other income (expense), net, decreased $3.8 million for the nine months ended June 30, 2021 as compared to the same period in 2020 due to a net decrease in investment income primarily driven by lower interest rates year-over-year.

Income tax benefit

For the nine months ended June 30, 2021 and 2020 we recorded an income tax benefit of $19.8 million and $9.6 million, respectively. The income tax benefit for the nine months ended June 30, 2021 was driven primarily by our pre-tax loss and a federal net operating loss carryback under the CARES Act. An income tax benefit was recorded during the nine months ended June 30, 2020 due to our lower pre-tax loss, federal research and development tax credits, release of an uncertain tax liability and stock award-related activity.

Liquidity and Capital Resources

At June 30, 2021, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $372.5 million. We believe, despite the ongoing global impact of COVID-19, that our principal sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next two years.

The following table shows a summary of our cash flows for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(48,975)	$22,549
Investing activities	(35,692)	17,326
Financing activities	2,137	8,750
Net increase (decrease) in cash, cash equivalents and restricted cash	$(82,530)	$48,625

Net cash provided by (used in) operating activities

The increase in cash used in operating activities of $71.5 million for the nine months ended June 30, 2021 as compared to the same period in 2020 was primarily driven by an increase in our net loss year-over-year and net cash used by changes in our operating assets and liabilities of $10.8 million in the nine months ended June 30, 2021 as compared to net cash provided by changes in our operating assets and liabilities of $19.4 million for the same period in 2020. Changes in our operating assets and liabilities year-over-year was generally due to a decrease in payments received under our collaboration with AbbVie, the advancement of our research programs and the timing of vendor invoicing and payments.

In addition, as of June 30, 2021, we had a $17.5 million increase in our income tax receivable, primarily consisting of an estimated federal net operating loss carryback for fiscal 2021 for which we will request a refund in the future.

Net cash provided by (used in) investing activities

The decrease of $53.0 million in cash provided by investing activities for the nine months ended June 30, 2021 as compared to the same period in 2020 was the result of the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The decrease of $6.6 million in net cash provided by financing activities for the nine months ended June 30, 2021 as compared to the same period in 2020 was driven by a decrease in proceeds from exercises of stock options of $7.6 million and offset by a decrease in withholding tax payments for the settlement of share-based awards of $1.0 million driven by a decline in our stock price year-over-year at the time of vesting of certain share-based awards.

Funding requirements

As of June 30, 2021, we had $372.5 million in cash, cash equivalents and short-term and long-term marketable securities.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our forecast of the period for which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the amount of royalties generated from our existing collaboration with AbbVie;
•	any continuing impact of the COVID-19 pandemic on the numbers of treated HCV patients;
•	the number and characteristics of our research and development programs;
•	the scope, progress, results and costs of researching and developing any of our product candidates on our own, including conducting advanced clinical trials;
•	delays and additional expense in our clinical trials as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•	opportunities to in-license or otherwise acquire new technologies, therapeutic candidates and therapies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop independently;
•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;

•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	the timing of receipt of tax refunds due from the U.S. government for net operating loss carrybacks;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	potential fluctuations in foreign currency exchange rates.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

In our 2020 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the nine months ended June 30, 2021.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $372.5 million at June 30, 2021 consisting of cash, money market funds, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the nine months ended June 30, 2021, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our royalty revenues are derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues will be adversely affected.

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have negotiated a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead was awarded the contract in Louisiana and AbbVie was awarded the contract in Washington. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its HCV regimen branded as Epclusa®.  It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

We expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved products in the HCV market. AbbVie’s MAVYRET/MAVIRET regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC, which have had an impact on the competitive landscape. For example, the state of Louisiana selected Asegua as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication. Other competitive products in the form of other treatment methods or a vaccine for HCV may render MAVYRET/MAVIRET obsolete or noncompetitive. MAVYRET/MAVIRET will face competition based on its safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If MAVYRET/MAVIRET faces competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e. Gilead and Asegua Therapeutics), our collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

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

While there are effective antiviral medications prescribed for HBV, they generally have low true cure rates. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Altimmune, Antios, Arbutus, Ascletis, Assembly, GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Replicor, Roche, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs, including AiCuris, Aligos, ENYO, Fujian Cosunter, Ichor, Immunocore, Jiangsu Hengrui, Protheragen, Qilu, Sichuan Kelon, Venatorx, and Zhimeng Biopharma.

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

Many companies are testing vaccines, antibodies, and therapeutics for COVID-19.  There are some companies developing specific, novel antivirals for SARS-CoV-2 that are currently in Phase 3 studies including Atea/Roche, Merck/Ridgeback, and Toyama or Phase 1/2 studies including Biocryst, Pfizer, Todos, and Selva.

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

The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We had to make modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. Now that almost all of our employees are vaccinated and levels of COVID-19 infection in Eastern Massachusetts have declined substantially, we have our laboratory operations back at full capacity and other operations have started to return to more on-site activity. Notwithstanding these recent trends, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new SARS-CoV-2 variants, including the delta variant, could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. As a result, we may experience new disruptions to our business operations and our business could be materially adversely affected further, directly or indirectly, by the ongoing COVID-19 pandemic, which has spread to the countries in which we, our contract manufacturers, our preclinical and clinical research contractors and our collaborators in clinical research do business. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant negative impacts on healthcare and other businesses worldwide.

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

If we are not successful in developing EDP-938, EDP-514, EDP-721, EDP-235, EDP-305, and/or EDP-297 or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

We reported a net loss for the fiscal year ended September 30, 2020 and the nine months ended June 30, 2021 primarily due to the impact of COVID-19 on our royalty revenues. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

As discussed above, our principal source of revenue continues to be our royalty revenue earned under the AbbVie collaboration agreement. There is uncertainty regarding this future revenue stream given the competitive nature of the market for HCV therapies, which reflects price competition, the changing nature of payer contracts of AbbVie and others, the varying rates of reimbursement in different countries and the impact of the COVID-19 pandemic on AbbVie’s HCV sales. Changes in royalty revenue earned under the AbbVie collaboration agreement, including those that occur from period to period due to the annually tiered structure of our royalties, may cause our revenues and operating results to fluctuate significantly from quarter to quarter and could have an adverse effect on our stock price.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. For example, Nathalie Adda, M.D., our Senior Vice President and Chief Medical Officer, has

recently announced that she will be retiring in February 2022, and she has agreed to be available on a consulting basis for a brief period thereafter. While we have initiated a search for her replacement, it is uncertain when we will recruit that person. Although neither Dr. Luly nor Dr. Or has informed us to date that they expect to retire or resign in the near future, the loss of the services of either of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

While we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceutical fields is intense. In addition, we will need to hire additional personnel as we expand our clinical development and ultimately seek regulatory approvals and prepare for commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than glecaprevir, which was clinically developed by AbbVie, has yet to advance beyond completion of Phase 2 clinical trials. Any ongoing or future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays, including those caused by the COVID-19 pandemic, for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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
•

the broader impact of the COVID-19 pandemic on the incidence of other viruses (e.g., RSV and hMPV), the economic challenges for clinical trial sites and the political and socio-economic stability affecting their operations generally;

•	seasonality and variations in incidence of infection year to year (e.g. RSV) affecting enrollment in clinical trials;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	having to add new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug product sufficient to complete our preclinical studies and clinical trials;
•	changes in governmental or regulatory administration, including, for example, administrative delays due to the planned relocation of the EMA to the Netherlands;
•	changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, HBV, COVID-19 or hMPV infection or NASH;
•	difficulty in obtaining and maintaining adequate insurance coverage;
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

EDP-938, EDP-514, EDP-721, EDP-235, EDP-305, EDP-297 or any other product candidate emerging from our current RSV, HBV, hMPV, SARS-Cov-2 and NASH programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our RSV program, we are developing inhibitors of the N protein. No inhibitor of the RSV N protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N inhibitor in large scale studies or in the general population. In addition, the principal target populations in RSV, namely infants, the elderly, and the immunocompromised, represent sensitive patient populations that could be more prone to adverse effects of therapy.

In our HBV program, we are developing modulators of capsid assembly, also known as core inhibitors, as well as RNA destabilizers. These are newer mechanisms of action for potential HBV treatment, and no capsid assembly modulators or HBV RNA destabilizers have advanced beyond Phase 2 clinical studies. Thus, we are not able to predict what adverse effects may arise in longer term studies conducted in larger populations. In addition, long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low income citizens. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. We cannot predict what effect any legislation may have on us or on AbbVie’s sales of MAVYRET/MAVIRET. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect any healthcare reform measures that may be adopted in the future could result in more rigorous coverage criteria and an additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET, which could seriously harm our future revenues, and the price of our common stock could be materially adversely affected.

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

MAVYRET/MAVIRET, as well as EDP-938, EDP-514, EDP-721, EDP-235, EDP-305, EDP-297 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through June 30, 2021, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $44.01 per common share as of June 30, 2021, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $12.5 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021 we had 20.2 million shares of common stock outstanding. In addition, as of June 30, 2021, we had 3.9 million and 0.3 million shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: August 9, 2021

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)