Form 10-K
period 2021-09-30
ENANTA PHARMACEUTICALS INC
filed 2021-11-24
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2021, based on the last reported sale price of the registrant’s common stock of $49.32 per share was $864,668,968. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2021 was 20,324,795 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders scheduled to be held on March 3, 2022, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2021 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET®, MAVIRET®, VIEKIRA PAK™, VIEKIRAX™, and, EXVIERA™ are trademarks of AbbVie, Inc.

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

For the year ended September 30, 2021

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
•
There are many companies developing potential therapies for RSV, HBV, SARS-CoV-2 and hMPV, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.
•
In all of the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
•
If we are not “first to market” with one of our product candidates in one or more of our targeted disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and/or market acceptance of that product candidate as a follow-on competitor.
•
The COVID-19 pandemic has had an impact on our business operations and our business could continue to be materially affected, directly or indirectly, by the ongoing COVID-19 pandemic.
•
The extent and severity of the continuing impact of the pandemic on our business and clinical trials will be determined largely by the extent of delays in the conduct and recruitment of current and future clinical trials, reductions in the number of patients accessing AbbVie’s MAVYRET/MAVIRET HCV regimen, and disruptions in the supply chains for our research and clinical trial materials.
•
Continued changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continuing operating losses in the coming year and in future periods unless we develop other sources of revenue.
•
Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies, which will likely result in continuing operating losses.
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
•
Some of our clinical trials may be delayed due to the continuing impact of COVID-19 on the ability of trial sites to conduct their operations and recruit trial subjects, as well as its potential impact on the future incidence of RSV during the pandemic.

•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, HBV or SARS-CoV-2, could also delay the time required to reach approval of one or more of our product candidates.
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

ITEM 1. BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65;
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide;
•
SARS-CoV-2, the virus that causes COVID-19; and
•
Human metapneumovirus, or hMPV, a virus that causes respiratory infection with symptoms similar to RSV

We had $352.4 million in cash and marketable securities at September 30, 2021. In fiscal 2021, we earned $97.1 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for at least the next two years.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, HBV, SARS-CoV-2 and hMPV:

•
RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938.

We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have been investigating it as our first clinical candidate for RSV. To our knowledge, EDP-938 is the only N-protein inhibitor in clinical development. EDP-938 has been investigated in a Phase 2a challenge study and is currently in three ongoing Phase 2 studies, each in a different patient population.

o
Challenge Study: Results from our Phase 2a human challenge study of EDP-938 in healthy adults infected with a specific strain of RSV demonstrated that EDP-938 achieved highly statistically significant reductions (p=<0.001) in RSV viral load (by both qRT-PCR and plaque assays), total symptom scores and mucus weights compared to placebo. In addition, the study showed that the lowest levels, or mean C-trough levels, of drug achieved in study subjects were 20-40x higher than the amount of EDP-938 that has been shown in previously reported in vitro studies to reduce 90% of the viral RNA in RSV-infected human cells.

o
RSVP: Our ongoing study with the most advanced enrollment is the RSVP study in adult outpatients with community-acquired RSV infection. This Phase 2b study is designed to help us better understand the feasibility of this direct-acting antiviral therapy by enrolling subjects, within 48 hours of symptom onset, who will then receive EDP-938 or placebo for five days. The mitigation steps to manage the COVID-19 pandemic since March 2020 have suppressed the incidence of RSV and other respiratory illnesses globally (other than COVID-19). We have continued our preparedness efforts to ensure we are ready when RSV re-emerges, including establishing trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere, and there have been reports of increased RSV incidence globally, including the United States and Europe. Given that the recent re-emergence of RSV is not following any normal seasonal pattern, as well as the impact of renewed social distancing interventions where the Delta variant has increased the incidence of COVID-19, it is uncertain how significant or sustained the new incidence of RSV will be moving forward. Nonetheless, we expect that enrollment in the RSVP study will be complete during the Northern Hemisphere winter season if there is no further significant increase in social distancing interventions. Assuming this enrollment occurs, we would expect data in the first half of 2022.
o
RSVPEDs: We have initiated a Phase 2 RSV study called RSVPEDs in pediatric patients. In this dose-ranging, randomized, double-blind, placebo-controlled study, we plan to enroll 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, including both hospitalized and non-hospitalized patients who will be dosed in 4 age cohorts and will receive EDP-938 or placebo for 5 days. The study will be conducted in 2 parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the 4 age cohorts, with a primary endpoint of antiviral activity.
o
RSVTx: We have also initiated a Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. We plan to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics.
o
L-Inhibitor: Our RSV L-protein inhibitor discovery effort is centered around potent nanomolar leads active against both RSV-A and RSV-B, for potential use alone or in combination with agents targeting other RSV mechanisms, such as our lead RSV asset, EDP-938. We are on track to select a lead RSV l-inhibitor candidate by the end of the calendar year.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor (NUC), with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection.
o
EDP-514 - Phase 1a/b- Our initial study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. Part 1 of the study in healthy subjects demonstrated that EDP-514 is well-tolerated with a favorable safety profile and has a pharmacokinetic profile supportive of once-daily dosing. In Part 2, we studied EDP-514 in chronic HBV patients already being treated with a marketed NUC, which we refer to as NUC-suppressed patients. Data showed that the 200mg, 400mg and 800mg doses were safe and well tolerated, with pharmacokinetics (PK) supportive of once daily dosing, and antiviral activity demonstrating reductions in circulating HBV RNA levels as expected for this class in a short treatment duration study.
o
EDP-514 - Phase 1b study in Viremic HBV patients - In addition, we conducted a second Phase 1b study, to evaluate EDP-514 in chronic HBV patients with high viral load not currently on treatment, which we refer to as viremic patients. Results demonstrated that EDP-514 was safe and well-tolerated through 28 days of treatment, displayed pharmacokinetics supportive of once-daily dosing, with trough concentrations up to 20-fold the protein adjusted EC50, the latter of which is a common measure of a compound's potency in vitro. Mean HBV DNA reductions of 2.9, 3.3, and 3.5 logs at 28 days were observed in the 200 mg, 400 mg, and 800 mg cohorts, respectively, compared to 0.2 log in placebo. Mean HBV RNA reduction of the three viremic treatment cohorts was at least 2 logs compared to a 0.02 log reduction in the placebo group.
•
COVID-19: Since we announced our newest discovery program – developing a direct-acting antiviral for the treatment of COVID-19 – we have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We have completed IND-enabling studies on our lead oral protease inhibitor, EDP-235, which we plan to begin testing in a first-in-human study in early calendar 2022.

o
EDP-235 - In a biochemical assay, EDP-235 inhibited the SARS-CoV-2 3CL protease with an IC50 of 5.8 nM. Importantly, this activity was retained against the 3CL protease from a range of SARS-CoV-2 variants, including the 3CL protease in the Delta variant. EDP-235 potently blocked SARS-CoV-2 replication in multiple cellular models, including primary human airway epithelial cells, where an EC90 of 33 nM was observed. Additionally, EDP-235 was shown to have potent antiviral activity across other human coronaviruses. EDP-235 had good permeability in human Caco-2 cells with a low plasma clearance in human liver microsomes. Consistent with this in vitro data, EDP-235 had robust plasma exposure with an oral bioavailability of 95% in rats. Moreover, EDP-235 had favorable in vivo penetration into multiple target tissues, including lung. Based on allometric scaling, EDP-235 is projected to have a long half-life of 16 hours with a projected efficacious human dose of 100 to 500 mg once-daily.
•
hMPV: Since announcing our new drug discovery effort for hMPV in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward selecting our first clinical candidate for this indication.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

Our Out-Licensed Products

•
HCV: Two protease inhibitors developed through our Collaborative Development and License Agreement with AbbVie have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets.
o
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
o
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
•
NASH: We currently have two clinically-developed FXR agonists for NASH, EDP-305 and EDP-297, which we are seeking to out-license. These compounds selectively bind to and activate the Farnesoid X receptor, or FXR. Based on an internal interim analysis of a subset of patients in a Phase 2 study of EDP-305 at 12 weeks of treatment, as well as results from the Phase 1 clinical study of EDP-297, we made a business decision in 2021 to prioritize combination approaches through an out-licensing strategy for further development of either or both of these FXR agonists and not to continue further development of them internally.

Our Strategy

Our primary objective is to become a leader in the discovery and development of treatments for viral infections in order to provide new therapies for patients with unmet medical needs. Our principal focus is on antiviral targets for viruses such as RSV, HBV, SARS-CoV-2 and hMPV, which in most cases are therapeutic areas that have attracted research and development efforts of many competitors. Our strategy includes the following key elements:

•
Advance clinical development of novel virology product candidates for RSV, HBV and SARS-CoV-2. We have ongoing clinical studies of three compounds discovered in our research programs in the disease areas of RSV and HBV and intend to initiate clinical development of our SARS-CoV-2 compound early in calendar 2022. We believe each of these diseases represents a substantial medical need for an effective, or more effective, treatment.
•
Invest in research and development of compounds in new disease areas or add to our clinical candidates in RSV, HBV, and SARS-CoV-2. We are continuing to invest significant resources in our research programs in our efforts to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in our primary disease areas, as well as others. We may also explore clinically other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.
•
Collaborate or out-license, where and when appropriate, with pharmaceutical partners to create combination therapies and accelerate the development and commercialization of our proprietary compounds. We are prepared to join forces, where and when appropriate, with collaborators with compounds targeting other mechanisms of action in diseases such as HBV, where there is the potential for better treatments with combination therapies. Our decisions regarding our proprietary programs will be based on the results of our early phase clinical studies and the potential for combinations with one or more drugs targeting other mechanisms of action in these diseases. For example, we have announced that we are seeking to out-license our FXR agonist assets to effect possible combination therapy for NASH by the out-license partner.
•
Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. We expect our existing financial resources and future royalty payments from our AbbVie collaboration will provide us resources to fund our research and development programs for at least the next two years. These resources will allow us to continue to advance compounds in clinical development as well as to progress the most promising candidates at least through proof-of-concept trials and for further development as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults. Almost all children are infected at least once before they are 2 years old, and about a half are infected twice, resulting in over 2 million outpatient visits in young children. Hospitalization rates due to RSV are approximately 16 times higher than for influenza among children aged less than 1 year. On average each year in the U.S., RSV leads to 58,000 hospitalizations in children under 5 years old and 177,000 in adults older than 65 years old. RSV is estimated to cause 100–500 deaths annually in children under 5 years old and 14,000 deaths in adults over 65 years old in the U.S. There are currently no safe and effective therapies for RSV infection.

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

Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

We initiated the study during the 2019-2020 winter RSV season in the U.S. and then moved to the Southern Hemisphere for their RSV season in mid-2020. The mitigation steps to manage the COVID-19 pandemic since March 2020 have suppressed the incidence of RSV and other respiratory illnesses globally (other than COVID-19). We have continued our preparedness efforts to ensure we are ready when RSV re-emerges, including establishing trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere, and there have been reports of increased RSV incidence globally, including in the United States and Europe. Given that the recent re-emergence of RSV is not following any normal seasonal pattern, as well as the impact of renewed social distancing interventions where the Delta variant has increased the incidence of COVID-19, it is uncertain how significant or sustained the new incidence of RSV will be moving forward. Nonetheless, we expect that enrollment in the RSVP study will be complete during the Northern Hemisphere winter season if there is no further significant increase in social distancing interventions.

Concurrent with the RSVP study, we initiated two additional RSV studies during 2020-2021. Our Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection was initiated in December 2020. We plan to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics. In addition, we initiated a Phase 2 RSV study called RSVPEDs in pediatric patients in March 2021. We plan to enroll 90 RSV patients aged 28 days to 24 months. The double-blind, placebo-controlled study will be conducted in hospitalized and non-hospitalized pediatric settings.

In addition to our N-protein inhibitor, EDP-938, we also have initiated an RSV L-protein inhibitor discovery effort centered around potent nanomolar leads active against both RSV-A and RSV-B, for potential use alone or in combination with agents targeting other RSV mechanisms, such as our lead RSV asset, EDP-938.

Our HBV Program

Background and Overview of HBV

Hepatitis B virus, or HBV, can cause potentially life-threatening liver infection. The virus is transmitted through contact with the blood or other bodily fluids of an infected person. It is estimated that close to 300 million people worldwide are chronically infected, and 15-40% of patients with chronic HBV infection develop chronic liver disease, including cirrhosis, liver cancer, or liver decompensation. HBV is a leading cause of chronic liver disease and need for liver transplantation. It is estimated that more than 820,000 people worldwide died in 2019 due to complications of HBV.

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
•
The modulators of the human immune system, or immunomodulators, are another major mechanism being researched. HBV has evolved to evade the natural host immune mechanisms that normally would clear a viral infection, thus approaches that can augment the immune response are being actively pursued. In fact, interferon has been used for the treatment of HBV for decades and while it can induce a functional cure, the cure is only seen in a small percentage of patients and the treatment is generally not well tolerated. More targeted immunological approaches are being studied, including agonists of toll-like receptors, modulators of apoptotic signaling, and checkpoint inhibition, as well as therapeutic vaccines.

While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Altimmune, Antios, Arbutus, Ascletis, Assembly, GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Replicor, Roche, Tasly, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

EDP-514's Mechanisms of Action against HBV

We believe that HBV, like HIV and HCV, will be optimally treated with multiple agents that have different mechanisms, and therefore seek to develop a combination regimen. We initially focused on new core inhibitors that we expect to have an impact on capsid assembly and possibly interfere with other viral processes. Core inhibitors, also known as capsid assembly modulators or core protein allosteric modulators, are a novel class of replication inhibitors that have been shown to act at multiple steps in the HBV lifecycle. These inhibitors would be expected to prevent proper uncoating, nuclear import, assembly, and recycling. This approach is supported by early clinical validation, with the core inhibitor NVR 3-778 from Novira, JNJ-56136379 from Janssen, and ABI-H0731 from Assembly, demonstrating clinical reduction of viral DNA in chronic HBV patients in short-term Phase 1b or Phase 2 clinical studies.

EDP-514, our most advanced novel core inhibitor, displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. We initiated clinical development of EDP-514 and have completed two Phase 1b studies in patients with chronic HBV.

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

The study was completed successfully. Overall, in Part 1, EDP-514 demonstrated a favorable safety profile in healthy subjects for up to 14 days and was well tolerated with all treatment emergent adverse events being mild in intensity and with no discontinuations due to adverse events. Further, there were no significant individual laboratory data findings or pattern of abnormalities and EDP-514’s pharmacokinetic profile demonstrated good blood levels that support once-daily dosing. Based on these results, Part 2 of the study evaluated EDP-514 in NUC-suppressed patients. At Day 28, mean HBV RNA change of -0.81, -1.12, 0.10, and -0.19 log U/mL were observed in the 200 mg, 400 mg, 800 mg and placebo groups, respectively. EDP-514 led to a maximum HBV RNA reduction of 2.3 log in HBeAg-negative and 2.8 log in HBeAg-positive subjects in EDP-514 arms compared to 1.2 log in placebo. For the EDP-514 800 mg subjects, five of six subjects had either non-detectable or very low levels of HBV RNA at baseline; consequently, the effect of EDP-514 on HBV RNA could not be assessed in these subjects. As expected in this NUC-suppressed patient population, there were no discernible changes in HBV DNA, and also, no changes in viral proteins (HBeAg, HBcrAg, and HBsAg). There were no instances of virologic failure. Overall, EDP-514 was generally safe and well-tolerated at 200, 400 and 800 mg doses for 28 days in NUC-suppressed chronic HBV patients. EDP-514 was rapidly absorbed and its exposure increased with increasing multiple doses. EDP-514 exhibited PK suitable for once daily oral dosing, with Ctrough concentrations reaching up to approximately 21-fold above the protein-adjusted EC50.

In addition, we conducted a separate Phase 1b study in patients with chronic HBV infection who were not previously on HBV therapy and had high levels of virus in their blood, whom we refer to as viremic HBV patients. Results demonstrated that EDP-514 was safe and well-tolerated through 28 days of treatment, displayed pharmacokinetics supportive of once-daily dosing, with Ctrough concentrations reaching up to approximately 20-fold above the protein-adjusted EC50. Mean HBV DNA reductions of 2.9, 3.3, and 3.5 logs were observed at 28 days for the 200 mg, 400 mg, and 800 mg cohorts, respectively, compared to 0.2 log in placebo. Mean HBV RNA reduction in the three viremic treatment cohorts was at least 2 logs compared to a 0.02 log reduction in the placebo group. As expected, there were no discernible changes in viral proteins (HBeAg, HBcrAg, and HBsAg).

Our SARS-CoV-2 Program

Background and Overview of SARS-CoV-2

Severe acute respiratory syndrome coronavirus 2 (SARS‑CoV‑2) is the virus that causes COVID-19 (coronavirus disease 2019), the respiratory illness responsible for the ongoing COVID-19 pandemic. SARS-CoV-2 is the seventh known coronavirus to infect people, after 229E, NL63, OC43, HKU1, MERS-CoV, and the original SARS-CoV. Most people infected with the virus experience mild to moderate respiratory illness and recover over time. However, some patients will have more severe symptoms requiring hospitalization and may experience severe life-threatening complications, including acute respiratory distress syndrome (ARDS), which may trigger a systemic multi-organ collapse. Older people and those with underlying medical conditions like cardiovascular disease, diabetes, chronic respiratory disease, or cancer are more likely to develop serious illness. There are also many patients who experience continuing effects of COVID-19, often referred to as “long-haul COVID-19”, and there still is little known about the enduring effects of the disease. As of November 1, 2021, there were approximately 250 million reported cases of people infected with SARS-CoV-2 worldwide, resulting in close to 5 million deaths, while many estimates of the number of infections far exceeds the reported cases. While effective vaccines are available, uptake has not been optimal. In addition, breakthrough infection can occur because the vaccines are not 100% effective, especially against the Delta variant. With the continuing prevalence of COVID-19 globally, there is heightened risk of a further mutation of the virus that could evade one or more of the current vaccines. Thus there is an urgent need for effective, safe, oral, antiviral treatments.

Scientific Background

SARS-CoV-2 is a positive-sense, single-stranded RNA enveloped β-coronavirus, with a viral envelope coated by spike (S) glycoprotein, envelope (E), and membrane (M) proteins.

Host cell binding and entry are mediated by the S protein, and the first step in infection is when the virus binds to a host cell through its target ACE2 receptor. The S2 sub-unit is highly preserved and a potential antiviral target. The virus’ main protease (Mpro) is an antiviral drug target due to its critical role in processing the polyproteins that are translated from the viral RNA as well as the SARS-CoV-2 RNA-dependent RNA polymerase (RdRp) that is used for viral genome replication and transcription of viral genes.

Early in the COVID-19 pandemic, hundreds of existing antivirals and other compounds were initially screened for activity against SARS-CoV-2 in the hopes of quickly finding an effective treatment. Some of these compounds progressed into clinical testing, including remdesivir, which is currently the only FDA-approved antiviral for COVID-19. Remdesivir was originally developed for Ebola but showed efficacy in COVID-19. Other repurposed antivirals in development for treatment of COVID-19 include inhibitors of viral RNA-dependent RNA polymerase, or RNA polymerase inhibitors, such as molnupiravir, which was initially created to target influenza, and AT-527, which was originally being developed for HCV. Since the onset of the pandemic, novel antivirals specifically designed to target SARS-CoV-2 are progressing in clinical development. EDP-235, a novel SARS-CoV-2 3CL protease inhibitor, is one of those antivirals specifically designed for the treatment of COVID-19.

Companies with compounds targeting the 3CL protease or the RNA polymerase that are currently in Phase 2/3 registrational studies including RNA polymerase inhibitors from Atea/Roche, Merck/Ridgeback and Toyama and 3CL protease inhibitors from Pfizer and Shionogi, as well as compounds in Phase 1/2 studies, including those from Pardes, Biocryst, Todos, and Selva. Merck recently reported results from a Phase 3 study of molnupiravir in high-risk outpatients infected with COVID-19, which showed a 50% reduction in hospitalization or death through one month after treatment compared to placebo. Molnupiravir is currently approved in the UK and under EUA review at the FDA and EMA. Pfizer also recently reported results from a Phase 3 study of PF-07321332 in high-risk outpatients infected with COVID-19, which showed an 85% reduction in hospitalization or death through one month after treatment compared to placebo (89% if treated within 3 days of symptom onset). PF-07321332 was dosed every 12 hours, or BID, in combination with a low dose of ritonavir. These data indicate the opportunity for novel SARS-CoV-2 direct-acting antivirals and highlight the need to bring forward safe, efficacious and convenient treatments.

EDP-235, Our Lead Oral Protease Inhibitor

In a biochemical assay, EDP-235 inhibited the SARS-CoV-2 3CL protease with an IC50 of 5.8 nM. Importantly, this activity was retained against proteases from SARS-CoV-2 variants. EDP-235 potently blocked the replication of SARS-CoV-2 in multiple cellular models, including primary human airway epithelial cells, where an EC90 of 33 nM was observed. Additionally, EDP-235 was shown to have potent antiviral activity across other human coronaviruses. In comparison to preclinical data from other direct acting antivirals in development for COVID-19 today, EDP-235 appears to be among the most potent against SARS-CoV-2 in cellular assays.

EDP-235 showed good human Caco-2 cell permeability and a low plasma clearance in human liver microsomes. Consistent with this in vitro data, EDP-235 had robust plasma exposure with an oral bioavailability of 95% in rats. Moreover, EDP-235 had favorable in vivo penetration into multiple target tissues, including lung, kidney, liver, and heart. These results indicate that EDP-235 has good oral bioavailability and target tissue distribution compared to other antivirals in development for SARS-CoV-2 today. Based on allometric scaling, EDP-235 is projected to have a long half-life of 16 hours with an efficacious dose of 100 to 500 mg once-daily in humans. Taken together, these data indicate that EDP-235 has the potential for once-daily oral dosing with a low pill burden.

Enanta has completed IND-enabling preclinical studies of EDP-235 and plans to advance the candidate into the clinic in early 2022.

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

An estimated 58 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. Approximately 290,000 people die every year from HCV-related liver diseases. The CDC currently estimates that approximately 2.4 million people in the United States are chronically infected with HCV, with an estimated 44,300 new infections in 2017, the most recent year for which the CDC has published data. We believe that the chronically infected population remains significantly untreated, even with the introduction of several new treatment regimens beginning in 2013.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $3.9 billion in 2020. Through the first nine months of calendar 2021, reported worldwide net sales were $2.8 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. After the regulatory approvals of MAVYRET and Gilead’s Vosevi® in 2017, Johnson & Johnson and Merck announced they had terminated their development of additional HCV treatments. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

During 2021 and 2020, COVID-19 has also impacted new HCV patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET worldwide. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. This co-formulated combination, marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of HCV. MAVYRET/MAVIRET is approved in the U.S., EU, Japan and numerous other countries globally as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease (CKD) or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

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

Paritaprevir - The first protease inhibitor developed through our collaboration with AbbVie, paritaprevir, is part of AbbVie’s 3-DAA regimen approved for the treatment of genotype 1 and 4 HCV patients. This 3-DAA combination was sold as VIEKIRA PAK® (paritaprevir/ritonavir/ombitasvir/dasabuvir) in the U.S. from December 2014 to December 2018, and as VIEKIRAX®+EXVIERA® in

most other jurisdictions, for non-cirrhotic patients and those with early stage, or compensated, cirrhosis. These regimens have been almost entirely replaced by MAVYRET/MAVIRET.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir with the second commercialized compound, glecaprevir, approved in 2017 and marketed under the tradenames MAVYRET® (U.S.) or MAVIRET™ (ex-U.S.). Under this collaboration we have received $396.0 million in payments from AbbVie for license payments, proceeds from a sale of preferred stock, research funding payments and milestone payments through September 30, 2021.

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. In the case of regimens containing paritaprevir, 30% of net sales of 3-DAA regimens containing paritaprevir and 45% of net sales of 2-DAA regimens containing paritaprevir are allocated to paritaprevir for purposes of calculating our annually tiered royalties. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $722 million through September 30, 2021. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

We focus on virology and other disease indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team and includes our ability to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, HBV, SARS-CoV-2, hMPV and other viral infections or other diseases that we may target in the future.

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

Similarly, HBV, RSV and COVID-19 represent competitive therapeutic areas. While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Altimmune, Antios, Arbutus, Ascletis, Assembly, GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Replicor, Roche, Tasly, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

There are some companies developing oral antivirals for SARS-CoV-2 that are currently in Phase 2/3 registrational studies including Atea/Roche, Merck/Ridgeback, Pfizer and Shionogi, Toyama as well as compounds in Phase 1 studies including Pardes and Selva.

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

Each of our major research and development programs, including RSV, HBV, and SARS-CoV-2, as well as our out-licensed products for HCV and our FXR agonist assets, typically has several pending patent claims and issued patents in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

RSV, HBV and SARS-CoV-2 Programs. Our patent portfolio directed to N-and L-protein inhibitors for RSV, core inhibitors for HBV, and protease inhibitors for SARS-CoV-2 includes issued U.S. patents or pending U.S. patent applications, or both, as well as numerous foreign patent applications. We expect that our existing patents and patent applications (assuming patents are ultimately issued), will provide composition of matter patent coverage in the U.S., if and when a compound is approved by the FDA, until at least 2038 for each of our compounds currently in clinical development.

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

Expedited Development and Review Programs

The FDA has four programs intended to expedite the development and review of new drugs addressing unmet medical needs or treating serious or life-threatening conditions: fast track, breakthrough therapy, priority review, and accelerated approval, in addition to emergency use authorization in situations such as the COVID-19 pandemic.

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

The FDA may also allow the use of unapproved medical products, or unapproved uses of approved medical products, under an emergency use authorization (“EUA”) to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, including that there are no adequate, approved, and available alternatives. An EUA is a mechanism to facilitate the availability and use of medical countermeasures during public health emergencies, such as the COVID-19 pandemic. Once submitted, the FDA will evaluate an EUA request and determine whether the relevant statutory criteria are met, taking into account the totality of the scientific evidence about the drug that is available to FDA. EUAs can be terminated, revoked or reissued, depending on the state of the public health emergency and new data about the drug.

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

Several states have not implemented certain sections of the ACA, including 14 that have rejected the expansion of Medicaid eligibility for low-income citizens. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

Research and Development

Our research and development expenses were $174.1 million, $136.8 million and $142.2 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

Manufacturing

We do not have our own manufacturing capabilities, except with respect to limited amounts of active pharmaceutical ingredients needed for preclinical development. To date, we have relied on third-party manufacturers, including manufacturers in China, for supply of active pharmaceutical ingredients and ingredients for use in clinical trials of our product candidates. We also expect that in the future we will rely on such manufacturers to produce commercial quantities of any product candidates that we commercialize ourselves. Manufacturing for glecaprevir is conducted by AbbVie. Wherever possible, we seek to identify multiple suppliers for raw materials and key intermediaries to be used in our manufacturing process.

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

Human Capital Resources

As of September 30, 2021, we had 155 full-time employees, 78 of whom hold Ph.D. or M.D. degrees and an additional 36 of whom hold a masters degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as our headcount has grown in the past three years and the number of biotechnology and pharmaceutical companies in the Boston area has increased dramatically, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions and grow our headcount in support of our expanding pipeline of research programs and product candidates. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

We rely on AbbVie to commercialize its regimen containing glecaprevir (our second protease inhibitor, which is one of the two DAAs in AbbVie’s MAVYRET/MAVIRET treatment), over which we have granted AbbVie complete control. Our ability to continue to generate revenue in the short term will depend primarily on the success of AbbVie’s efforts to maintain sales of MAVYRET/MAVIRET. Such success is subject to uncertainty, and we have no control over the resources, time and effort that AbbVie may devote to sales of this regimen. Any of several events or factors could have a material adverse effect on our ability to continue to generate revenue from AbbVie’s sales of MAVYRET/MAVIRET. For example, AbbVie:

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV, HBV, SARS-CoV-2 and hMPV which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, HBV, SARS-CoV-2 and hMPV and other viral infections or diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

Similarly, HBV, RSV and COVID-19 represent competitive therapeutic areas. While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure of HBV. Altimmune, Antios, Arbutus, Ascletis, Assembly, GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Replicor, Roche, Tasly, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

There are some companies developing oral antivirals for SARS-CoV-2 that are currently in Phase 2/3 registrational studies including Atea/Roche, Merck/Ridgeback, Pfizer and Shionogi, Toyama as well as compounds in Phase 1 studies, including those from Pardes and Selva.

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

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and Part 2 of our Phase 1a/1b study of EDP-514 in NUC-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the COVID-19 pandemic, including lock-downs, mask mandates, social distancing and other mitigation steps to manage the COVID-19 pandemic have significantly reduced the incidence of RSV and other respiratory illnesses worldwide. We have made extensive efforts to expand our clinical sites beyond North America, including sites across Europe, the Asia-Pacific and the Southern Hemisphere, to be ready when RSV infection fully re-emerges, but we cannot predict when that may occur. These impacts of COVID-19 could continue to affect the future course of our RSV studies and our other ongoing clinical trials and delay their timelines.

During 2021 and 2020, COVID-19 has also impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

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

AbbVie has been responsible for all of the clinical development of our HCV protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late-stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for the development of our independent RSV and HBV programs, we will need to successfully:

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

If we are not successful in developing EDP-938, EDP-514, and/or EDP-235, or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

We reported a net loss for the fiscal years ended September 30, 2021 and 2020 primarily due to the impact of COVID-19 on our royalty revenues and increased levels of research and development expense as we progress our wholly-owned programs. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. For example, Nathalie Adda, M.D., our Senior Vice President and Chief Medical Officer, has announced that she will be retiring in February 2022, and she has agreed to be available on a consulting basis for a brief period thereafter. While we have initiated a search for her replacement, it is uncertain when we will recruit that person. Although neither Dr. Luly nor Dr. Or has informed us to date that either individual expects to retire or resign in the near future, the loss of the services of either of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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
•
changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, HBV, COVID-19 or hMPV infection;
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

We expect that the further development of successful therapies in our principal disease area of HBV may require combining one or more of our compounds with other compounds with different mechanisms of action. To advance our programs and achieve favorable opportunities for any such combinations we may conduct preclinical testing, as well as clinical testing, with one of our other compounds or with a compound of a third party, with or without a longer-term collaboration with any such party. We may choose to disclose such testing in advance, but we can anticipate that some of the testing would be done without any public disclosure. If any such testing produces adverse results, we may have to disclose it to regulatory authorities as part of the data available with respect to our product candidate and the data may have adverse consequences for the further development and the ultimate conditions attached to any approved use of the product candidate, whether in the combination tested or even as a monotherapy or in combination with other mechanisms.

EDP-938, EDP-514, or EDP-235, or any other product candidate emerging from our current research programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

In our HBV program, we have developed modulators of capsid assembly, also known as core inhibitors. These are newer mechanisms of action for potential HBV treatment, and no capsid assembly modulators have advanced beyond Phase 2 clinical studies, leaving them less tested for unexpected side effects. For example, we discontinued development of our lead HBV RNA destabilizer based on safety observations in a Phase 1 study in healthy volunteers. In addition, we are not able to predict what other adverse effects may arise in longer term studies conducted in larger populations. Long term consequences of an HBV infection can include hepatocellular carcinoma, liver failure, or liver transplant. It may be difficult to determine whether our drug candidates are playing a direct role in contributing to (or protecting from) these downstream effects of HBV infection.

In our SARS-CoV-2 program, we have designed EDP-235 as a 3CL protease inhibitor specifically for the SARS-CoV-2 virus. We have not yet tested EDP-235 in humans and, therefore, any short-term potential side effects are unknown. While scientific understanding of the longer-term effects of COVID-19 are still emerging and being studied, it may be difficult to determine whether any unexpected downstream effects after treatment with EDP-235 are due to that drug or the infection itself.

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

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks associated with our product candidates, or if we are required to conduct studies on the long-term effects associated with the use of any of those product candidates, then commercialization any of those product candidates could be delayed or halted.

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

The regulatory pathway for approval of a therapeutic treatment for COVID-19 such as EDP-235 is continually evolving and may result in unexpected or unforeseen challenges and longer timelines than seen for earlier COVID-19 vaccines and therapeutics.

The FDA has the authority to grant an emergency use authorization, or EUA, to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. To date, COVID-19 vaccines, therapeutic antibodies and other therapeutics that have demonstrated positive results in clinical trials have moved rapidly through the FDA regulatory review and EUA process, as well as the review and authorization process in a number of other jurisdictions, including the EU. The speed at which all parties are acting to create and test many therapeutics for COVID-19 is unusual, while evolving or changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new data regarding potential therapeutics of others, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals for therapeutics such as EDP-235. Moreover, there is not yet any clear definition of the point at which the FDA will determine that the underlying COVID-19 health emergency no longer exists or warrants such authorizations. Accordingly, if there are successful clinical trials of EDP-235 demonstrating its therapeutic benefit and safety profile, it is still uncertain what will be the timelines or regulatory processes required for the authorization or approval of EDP-235 as a treatment for COVID-19.

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

There is significant uncertainty around the future path of the COVID-19 pandemic which may impact opportunity of EDP-235 as a potential treatment for COVID-19.

COVID-19 is currently still an ongoing global pandemic and there is an urgent need for a safe and effective oral treatment for it. However, the longevity and extent of the ongoing COVID-19 pandemic is unpredictable, and it is uncertain whether SARS-CoV-2 will become an endemic seasonal respiratory disease, such as RSV or flu, after the current pandemic has subsided. If the pandemic were to end with a substantial decrease in new infections, due to the effectiveness of vaccines or otherwise, there would be a reduced opportunity for EDP-235.

In order to prepare for the possibility that EDP-235 is successful in development and commercialization, we are currently devoting resources towards executing on an accelerated development path, including sufficient drug supply for advanced clinical trials and commercialization. If EDP-235 does not advance in development or is not approved for the treatment of COVID-19, or if infection rates decrease substantially, we may not be able to recover these costs and our results of operations and financial condition would be adversely affected.

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

MAVYRET/MAVIRET, as well as EDP-938, EDP-514, and EDP-235 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

We may seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of one or more of our product candidates. For example, we plan to out-license our FXR agonist candidates for combination therapy for NASH and are seeking potential partners for this program. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other product collaborations or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish product collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such product collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), shutdowns of manufacturing sites or other supply chain constraints resulting from the COVID-19 pandemic, and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early-stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China. To date our contract manufacturer in China, which is not located in the Wuhan region, has not had any material delays in its ability to deliver API and other services. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our ongoing studies, we paused recruitment and dosing of the ARGON-2 Phase 2b NASH study and Part 2 of our Phase 1a/1b study of EDP-514 in NUC-suppressed HBV patients as a result of the COVID-19 pandemic in March 2020, but we were able to resume these studies in July 2020. The pause in these studies has delayed their completion, and it is uncertain whether they or any of our other ongoing studies may be subject to further disruptions due to the ongoing pandemic. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates in order to protect our competitive position in the field of each of our antiviral product candidates and our NASH compounds. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. We take steps to protect our proprietary information, and our confidentiality agreements and invention assignment agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through September 30, 2021, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our corporate charter or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our employment agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of us, which could harm our financial condition or results.

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.5 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $56.81 per common share as of September 30, 2021, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $20.1 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021 we had 20.2 million shares of common stock outstanding. In addition, as of September 30, 2021 , we had 3.9 million and 0.3 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

If third parties successfully assert their intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations that we have infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the intellectual property owner in order to continue our research and development programs or to market any resulting product. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. Alternatively, we may be required to modify or redesign our products in order to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render our products less competitive, or may delay or prevent the entry of our products to the market. Any of the foregoing could limit our research and development activities, our ability to commercialize one or more product candidates, or both.

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

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyber-attacks, or information security breaches, which could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms, and other security measures and those of our current or future CROs or other contractors and consultants are vulnerable to system failure, interruption, compromise, or damage from data corruption, breakdown, computer hacking, malicious code (such as computer viruses or worms), fraudulent activity, employee misconduct, theft, or error, denial-of-service attacks, telecommunication, and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, cyber-attacks by sophisticated nation-state and nation-state supported actors, or other system attacks, disruption, or accidents. We receive, generate and store significant and increasing volumes of personal health data and other confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. Despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of confidential information or other intellectual property, demands for ransom or other forms of blackmail or the unauthorized disclosure of personal, confidential or proprietary information of our employees, clinical trial participants, customers and others. We could be subject to regulatory actions taken by governmental authorities, litigation under laws that protect the privacy and security of personal information, or other forms of legal proceedings, which could result in significant investigations, liabilities or penalties.

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Use of social media could give rise to liability or reputational harm.

We and our employees use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our product candidates or business may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space. The term of our current lease expires on September 1, 2022. In November 2021, the Company exercised its option to extend this lease for an additional 5 years through September 1, 2027. We also lease approximately 18,000 square feet of additional office space located in Watertown, Massachusetts. The term of this lease expires on August 1, 2024.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2021 and 2020:

	Fiscal 2021
	High	Low
First Quarter	$47.47	$41.16
Second Quarter	$54.95	$41.69
Third Quarter	$53.11	$43.76
Fourth Quarter	$58.65	$41.02

	Fiscal 2020
	High	Low
First Quarter	$67.88	$57.15
Second Quarter	$62.12	$38.40
Third Quarter	$58.59	$44.90
Fourth Quarter	$54.57	$42.07

As of November 17, 2021 there were 20 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2016 through September 30, 2021 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65;
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide;
•
SARS-CoV-2, the virus that causes COVID-19; and
•
Human metapneumovirus, or hMPV, a virus that causes respiratory infection with symptoms similar to RSV

We had $352.4 million in cash and marketable securities at September 30, 2021. In fiscal 2021, we earned $97.1 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for at least the next two years.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, HBV, SARS-CoV-2 and hMPV:

•
RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938.

We discovered EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B, and have been investigating it as our first clinical candidate for RSV. To our knowledge, EDP-938 is the only N-protein inhibitor in clinical development. EDP-938 has been investigated in a Phase 2a challenge study and is currently in three ongoing Phase 2 studies, each in a different patient population.

o
RSVP: Our ongoing study with the most advanced enrollment is the RSVP study in adult outpatients with community-acquired RSV infection. This Phase 2b study is designed to help us better understand the feasibility of this direct-acting antiviral therapy by enrolling subjects, within 48 hours of symptom onset, who will then receive EDP-938 or placebo for five days. The mitigation steps to manage the COVID-19 pandemic since March 2020 have suppressed the incidence of RSV and other respiratory illnesses globally (other than COVID-19). We have continued our preparedness efforts to ensure we are ready when RSV re-emerges, including establishing trial sites in North America, Europe, the Asia-Pacific and the Southern Hemisphere, and there have been reports of increased RSV incidence globally, including the United States and Europe. Given that the recent re-emergence of RSV is not following any normal seasonal pattern, as well as the impact of renewed social distancing interventions where the Delta variant has increased the incidence of COVID-19, it is uncertain how significant or sustained the new incidence of RSV will be moving forward. Nonetheless, we expect that enrollment in the RSVP study will be complete during the Northern Hemisphere winter season if there is no further significant increase in social distancing interventions. Assuming this enrollment occurs, we would expect data in the first half of 2022.
o
RSVPEDs: We have initiated a Phase 2 RSV study called RSVPEDs in pediatric patients. In this dose-ranging, randomized, double-blind, placebo-controlled study, we plan to enroll 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, including both hospitalized and non-hospitalized patients who will be dosed in 4 age cohorts and will receive EDP-938 or placebo for 5 days. The study will be conducted in 2-parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the 4 age cohorts, with a primary endpoint of antiviral activity.
o
RSVTx: We have also initiated a Phase 2b study called RSVTx in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. We plan to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics.
o
L-Inhibitor: We also have initiated an RSV L-protein inhibitor discovery effort centered around potent nanomolar leads active against both RSV-A and RSV-B, for potential use alone or in combination with agents targeting other RSV mechanisms, such as our lead RSV asset, EDP-938.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor (NUC), with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection.
o
EDP-514 - Phase 1a/b- Our initial study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. Part 1 of the study in healthy subjects demonstrated that EDP-514 is well-tolerated with a favorable safety profile and has a pharmacokinetic profile supportive of once-daily dosing. In Part 2, we studied EDP-514 in chronic HBV patients already being treated with a marketed NUC, which we refer to as NUC-suppressed patients.
o
EDP-514 - Phase 1b study in Viremic HBV patients - In addition, we conducted a second Phase 1b study, to evaluate EDP-514 in chronic HBV patients with high viral load not currently on treatment, which we refer to as viremic patients.
o
RNA Destabilizer - We initiated a Phase 1 clinical study of EDP-721, an HBV RNA destabilizer, but discontinued development of the compound based on emerging safety observations in the single ascending dose part of the study.
•
COVID-19: Since we announced our newest discovery program – developing a direct-acting antiviral for the treatment of COVID-19 – we have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We have completed IND-enabling studies on our lead oral protease inhibitor, EDP-235, which we plan to begin testing in a first-in-human study in early calendar 2022.
•
hMPV: Since announcing our new drug discovery effort for hMPV in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward identifying our first clinical candidate for this indication.

In addition to our ongoing wholly owned programs, we currently have two clinically-developed FXR agonists for NASH, EDP-305 and EDP-297, which we are seeking to out-license. These compounds selectively bind to and activate the Farnesoid X receptor, or FXR. Based on an internal interim analysis of a subset of patients in a Phase 2 study of EDP-305 at 12 weeks of treatment, as well as results from the Phase 1 clinical study of EDP-297, we made a business decision in 2021 to prioritize combination approaches through an out-licensing strategy for further development of either or both of these FXR agonists and not to continue further development of them internally.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

Our Out-Licensed Products

Two protease inhibitors developed through our Collaborative Development and License Agreement with AbbVie have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have earned all $330.0 million milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets. Glecaprevir is the protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment.

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. In 2021, we had three Phase 2 studies ongoing for our wholly-owned program in RSV and three Phase 1 studies in our HBV program. We are also progressing other compounds into preclinical development in our RSV, HBV and SARS-CoV-2 programs as well as pursuing drug discovery efforts in hMPV.

During the second half of fiscal 2020 and into 2021, our business has been impacted by the COVID-19 pandemic. Specifically, we reported lower royalty revenues from our AbbVie agreement as a result of lower treated patient volumes as well as slower enrollment in certain clinical studies in our virology program as a result of suppression of the incidence of respiratory illnesses globally (other than COVID-19) due to mitigation measures intended to suppress SARS-CoV-2.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2022 than in 2021 as we continue to advance our RSV, HBV, SARS-CoV-2 and hMPV programs. However, if the COVID-19 pandemic further slows our research and development programs, it will reduce our spending in those areas in the near term.

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. Absent a significant increase in the level of AbbVie’s MAVYRET/MAVIRET sales that generate our royalty revenue, and given the planned increases in our future expenditures for the advancement of our internally developed compounds, we expect to continue to have net losses in fiscal 2022.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie and AbbVie's sales of MAVYRET/MAVIRET, an 8-week treatment regimen that is pan-genotypic.

The following table is a summary of revenue recognized for the years ended September 30, 2021, 2020, and 2019:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
AbbVie agreement:
Royalties	$97,074	$122,473	$205,197
Total revenue	$97,074	$122,473	$205,197

AbbVie Agreement

We currently receive annually tiered, double-digit royalties on our protease inhibitor product glecaprevir included in AbbVie’s net sales of MAVYRET/MAVIRET. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of MAVYRET/MAVIRET start at zero for purposes of calculating the tiered royalties. For detail regarding the royalty tiers under our AbbVie agreement, see Note 7 in Notes to Consolidated Financial Statements of this report which is incorporated herein by this reference.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2021, 2020, and 2019:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Research and development	$174,111	$136,756	$142,213
General and administrative	32,536	27,356	26,246
Total operating expenses	$206,647	$164,112	$168,459

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

Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended September 30, 2021, 2020, and 2019 is the result of federal and state taxes generated from our domestic operations or the benefit of tax refunds due as a result of tax losses generated in the period which are able to be carried back to prior years under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Income tax (expense) benefit is based on our best estimate of applicable income tax rates, net research and development tax credits, net operating loss carrybacks, changes in valuation allowance estimates and deferred income taxes, for the entire fiscal year applied to pre-tax profit or loss reported for the year-to-date period, except when a reliable estimate of the annual effective tax rate cannot be made and we instead use the year-to-date effective tax rate.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

We have entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. These include contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not-for-profit organizations and other entities to support our research and development activities. We expense the cost of each contract as the work is performed. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of our outstanding obligation as of period end to those third parties. Our accrual estimates are based on a number of factors, including our knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Results of Operations

Comparison of Years Ended September 30, 2021, 2020, and 2019

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Revenue	$97,074	$122,473	$205,197
Research and development	174,111	136,756	142,213
General and administrative	32,536	27,356	26,246
Other income (expense):
Interest and investment income, net	2,021	6,471	8,819
Change in fair value of Series 1 nonconvertible preferred stock	(27)	149	—
Income tax (expense) benefit	28,583	(1,149)	826
Net income (loss)	$(78,996)	$(36,168)	$46,383

Revenue. We recognized revenue of $97.1 million, $122.5 million, and $205.2 million during the years ended September 30, 2021, 2020, and 2019, respectively. The decrease in revenue year-over-year was due to lower numbers of treated HCV patients as a result of the worldwide COVID-19 pandemic which adversely affected all of fiscal 2021 and at least seven months of fiscal 2020.

Our weighted average royalty rate on the portion of AbbVie’s sales allocable to our protease inhibitor products was approximately 11% in fiscal 2021 versus 13% in both fiscal 2020 and 2019. The decrease in the weighted average royalty rate in 2021 compared to previous years was due to sales levels being in lower royalty tiers as a result of lower protease inhibitor sales due to the COVID-19 pandemic.

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

Research and development expenses.

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
R&D programs:
Virology	$127,488	$85,856	$75,087
Liver disease	43,908	45,001	66,892
Other	2,715	5,899	234
Total research and development expenses	$174,111	$136,756	$142,213

Research and development expense increased by $37.4 million for the year ended September 30, 2021 as compared to the same period in 2020. The increase year-over-year was primarily driven by the timing of our clinical studies in our virology programs, offset by a decrease in clinical trial expenses in our liver disease program. For our virology program, we had two Phase 1b studies of EDP-514 in chronic HBV as well as three Phase 2 studies of EDP-938 in RSV, including the expanded RSVP study which was ongoing in 2021, and a Phase 1a study of EDP-721, an HBV RNA destabilizer that was discontinued in November 2021. In the prior year, we had our clinical study of EDP-514 in a Phase 1a study and our ongoing Phase 2 RSVP study of EDP-938. For our liver disease program in 2021, we had our ongoing Phase 2 study (ARGON-2) of EDP-305 expanding to additional sites and our Phase 1 study of our FXR follow-on candidate, EDP-297, whereas in 2020 we had the launch of ARGON-2 and we were in the process of completing our ARGON-1 study.

Research and development expense decreased by $5.5 million for the year ended September 30, 2020 as compared to the same period in 2019. The decrease year-over-year was primarily due to the timing of our clinical studies in our virology and liver disease programs as well as the impact of the COVID-19 pandemic. For our virology program, we initiated our Phase 2 RSVP study in 2020, continued our Phase 1a/1b study of EDP-514, and initiated a separate Phase 1b study in viremic patients with chronic HBV infection. We also initiated our ARGON-2 study in our liver disease program in 2020. However, in March 2020, we paused enrollment of the ARGON-2 and HBV nuc-suppressed study but were able to resume recruitment of both studies in July 2020. In fiscal 2019, we had initiated and completed part 1 of a Phase 2a human challenge study of EDP-938 and initiated a Phase 1a/1b clinical study of EDP-514, both of which are part of our virology programs. We also had two Phase 2 studies of EDP-305 ongoing, one in NASH patients and one in PBC patients, in our liver disease program.

We expect our research and development expenses will continue to increase in the future as we conduct more clinical development activities.

General and administrative expenses. General and administrative expenses increased to $32.5 million for the year ended September 30, 2021 as compared to $27.4 million for the same period in 2020. The increase was primarily due to increases in headcount and related compensation expense in support of expansion of our research and development operations.

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

Other income (expense), net. Changes in components of other income (expense), net were as follows:

Interest and investment income, net. Interest and investment income, net, decreased by $4.5 million for the year ended September 30, 2021 compared to the same period in 2020, primarily due to lower invested cash balances and lower investment yield on our marketable securities purchased in 2021 compared to 2020.

Interest and investment income, net, decreased by $2.3 million for the year ended September 30, 2020 compared to the same period in 2019, primarily due to more purchases of our debt securities at a premium in fiscal 2020.

Income tax (expense) benefit. We recorded an income tax benefit of $28.6 million and income tax (expense) of ($1.1) million for the years ended September 30, 2021 and 2020, respectively. The effective tax rate used to calculate our income tax benefit for the year ended September 30, 2021 was 26.6% and for the year ended September 30, 2020 it was an effective tax rate of 3.3%. We recorded an income tax benefit in 2021 due to our pre-tax loss and a federal net operating loss carryback under the CARES Act. In 2020, we recorded income tax expense due to a valuation allowance charge recorded against the majority of our deferred tax assets of $18.3 million, partially offset by a federal net operating loss carryback under the CARES Act, research and development tax credits generated during the year and release of an uncertain tax position reserve related to the close of a tax audit. A valuation allowance was recorded against the majority of our deferred tax assets in 2020 because it was more likely than not that we would not have sufficient taxable income in the future that would allow us to realize the majority of our deferred tax assets. As of September 30, 2021, we continue to record a valuation allowance against all of our deferred tax assets.

In 2019, we recorded an income tax benefit of $0.8 million driven by a federal income tax benefit associated with foreign-derived royalty income, federal research and development tax credits and tax deductions from employee stock-award related activity during the year.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At September 30, 2021, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $352.4 million.

The following table shows a summary of our cash flows for each of the years ended September 30, 2021, 2020, and 2019:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(69,996)	$7,088	$71,418
Investing activities	36,991	19,830	(86,664)
Financing activities	3,080	8,983	2,574
Net increase (decrease) in cash and cash equivalents	$(29,925)	$35,901	$(12,672)

Net cash provided by (used in) operating activities

Cash used in operating activities was $70.0 million for the year ended September 30, 2021 as compared to cash provided by operating activities of $7.1 million for the same period in 2020. The decrease in cash provided by operating activities was primarily driven by a decrease in royalty payments received under our collaboration with AbbVie and an increase in research and development costs incurred year-over-year.

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

For the foreseeable future, we expect to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided by (used in) investing activities

The increase of $17.2 million in cash provided by investing activities for the year ended September 30, 2021 as compared to the same period in 2020 was driven by timing of purchases, sales and maturities of marketable securities.

The increase of $106.5 million in cash provided by investing activities for the year ended September 30, 2020 as compared to the same period in 2019 was driven by timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The decrease in cash provided by financing activities of $5.9 million for the year ended September 30, 2021 as compared to the same period in 2020 was driven by a decrease in proceeds from stock option exercises in 2021 as compared to 2020.

The increase in cash provided by financing activities of $6.4 million for the year ended September 30, 2020 as compared to the same period in 2019 was driven by an increase in proceeds from stock option exercises in 2020 as compared to 2019 as well as a decrease in withholding tax payments for the settlement of share-based awards.

Funding Requirements

As of September 30, 2021, we had $352.4 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
delays and additional expense in our clinical trials as a result of the COVID-19 pandemic continuing;

•
the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•
our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•
opportunities to in-license or otherwise acquire new technologies and therapeutic candidates;
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

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities or unconsolidated entities, which include special purpose entities and other structured finance entities.

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

The first lease, located at 500 Arsenal Street, commenced on October 1, 2011 and was amended in 2015 to expand the rented space and extend the lease term through September 2022. In November 2021, the Company exercised its option to extend this lease for an additional 5 years through September 1, 2027. This lease is for office and laboratory space. In conjunction with the amendment of the lease, the Company entered into a capital lease agreement to fund certain leasehold improvements and the purchase of lab equipment.

The second lease, located at 400 Talcott Avenue, commenced on September 24, 2018 for office space and extends through August 1, 2024.

As of September 30, 2021, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as long-term liabilities on our consolidated balance sheet and recorded at fair value of $1.5 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities measured at fair value as of September 30, 2021. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term and long-term marketable securities of $352.4 million and $419.3 million at September 30, 2021 and 2020, respectively, which consisted of cash, money market funds, agency securities, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period. We had no debt outstanding as of September 30, 2021 or 2020.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development, we will conduct clinical trials and clinical manufacturing outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2021 and 2020, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Form 10-K, as of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021. These conclusions were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2021 our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Proposal 1 - Election of Directors—Nominees for Director and Current Directors”, “Delinquent Section 16(a) Reports”, “Executive Officers” and “Corporate Governance—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, also referred to as the 2022 Proxy Statement, which will be filed within 120 days after September 30, 2021.
We have adopted a Code of Business Conduct and Ethics (the code of ethics) that applies to all of our employees, officers and directors. The code of ethics is available on our website at http://www.enanta.com. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver as required by applicable law on our website or on a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2022 Proxy Statement, which will be filed within 120 days after September 30, 2021: “Executive Compensation” and “Corporate Governance—Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Beneficial Ownership of Common Stock” in the 2022 Proxy Statement, which will be filed within 120 days after September 30, 2021.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2021:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	4,191	(2)	$44.68	1,279	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	4,191			1,279

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board and Committee Matters” in the 2022 Proxy Statement, which will be filed within 120 days after September 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Corporate Governance—Board and Committee Matters” and “Audit Committee Report—Audit Fees” in the 2022 Proxy Statement, which will be filed within 120 days after September 30, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	8-K	02/05/2021	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	8-K	02/05/2021	10.2	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839

10.9	Third Amended and Restated Registration Rights Agreement, dated as of August 23, 2012.	S-1/A	11/06/2012	10.4	333-184779

10.10	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.	10-K	11/29/2019	10.10	001-35839

10.11#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779

10.12#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779

10.13#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779

10.14#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779

10.15#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.16#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.17#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.18#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.19#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.20#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.21#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.22#	2019 Equity Incentive Plan (As amended March 2021)	8-K	03/05/2021	10.1	001-35839

10.23#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.24#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.25#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.26#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.27#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.	10-K	11/25/2020	10.27	001-35839

10.28#	Consulting Agreement with Nathalie Adda					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of November, 2021.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2021

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 24, 2021

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 24, 2021

/s/ Mark G. Foletta Mark G. Foletta	Director	November 24, 2021

/s/ Yujiro S. Hata Yujiro S. Hata	Director	November 24, 2021

/s/ Kristine Peterson Kristine Peterson	Director	November 24, 2021

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 24, 2021

/s/ Terry Vance Terry Vance	Director	November 24, 2021

ENANTA PHARMACEUTICALS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021,based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations as of period end to those third parties. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $6.1 million and $8.4 million as of September 30, 2021, respectively. The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to research and development and pharmaceutical drug manufacturing accruals is a critical audit matter are the significant judgment by management in developing the accrual estimates, as the estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to progress towards completion of the research and development programs and pharmaceutical drug manufacturing activities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development expenses and accrued pharmaceutical drug manufacturing, including controls over the review of contracts and assessment of progress of the accrued research and development programs and accrued pharmaceutical drug manufacturing activities. These procedures also included, among others (i) testing management’s process for developing estimates based upon the progress of the research and development programs and pharmaceutical drug manufacturing activities; (ii) evaluating the appropriateness of the method used by management to develop the estimates; (iii) reading research and development and pharmaceutical drug manufacturing contracts on a test basis; (iv) evaluating the completeness and accuracy of data used by management; and (v) evaluating the reasonableness of significant assumptions related to the progress towards completion. Evaluating management’s assumptions related to progress towards completion of the research and development programs and pharmaceutical drug manufacturing activities included evaluating whether the assumptions were reasonable considering the associated timelines, invoicing to date and the provisions in the contracts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 24, 2021

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$57,206	$87,131
Short-term marketable securities	186,796	299,518
Accounts receivable	23,576	23,492
Prepaid expenses and other current assets	14,188	13,655
Income tax receivable	37,255	13,041
Total current assets	319,021	436,837
Long-term marketable securities	108,416	32,634
Property and equipment, net	5,943	8,596
Deferred tax assets	—	345
Operating lease, right-of-use assets	4,711	7,020
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$438,791	$486,132
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,540	$5,737
Accrued expenses and other current liabilities	22,429	14,159
Operating lease liabilities	4,203	4,261
Total current liabilities	36,172	24,157
Operating lease liabilities, net of current portion	1,126	3,838
Series 1 nonconvertible preferred stock	1,506	1,479
Other long-term liabilities	558	1,078
Total liabilities	39,362	30,552
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,238 and 20,077 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	202	201
Additional paid-in capital	351,033	326,963
Accumulated other comprehensive income (loss)	(382)	844
Retained earnings	48,576	127,572
Total stockholders' equity	399,429	455,580
Total liabilities and stockholders' equity	$438,791	$486,132

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2021	2020	2019
Revenue
Royalties	$97,074	$122,473	$205,197
Total revenue	97,074	122,473	205,197
Operating expenses:
Research and development	174,111	136,756	142,213
General and administrative	32,536	27,356	26,246
Total operating expenses	206,647	164,112	168,459
Income (loss) from operations	(109,573)	(41,639)	36,738
Other income (expense), net:
Interest and investment income, net	2,021	6,471	8,819
Change in fair value of Series 1 nonconvertible preferred stock	(27)	149	—
Total other income (expense), net	1,994	6,620	8,819
Income (loss) before income taxes	(107,579)	(35,019)	45,557
Income tax (expense) benefit	28,583	(1,149)	826
Net income (loss)	$(78,996)	$(36,168)	$46,383
Net income (loss) per share:
Basic	$(3.92)	$(1.81)	$2.37
Diluted	$(3.92)	$(1.81)	$2.21
Weighted average shares outstanding:
Basic	20,171	19,940	19,584
Diluted	20,171	19,940	20,968

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2021	2020	2019
Net income (loss)	$(78,996)	$(36,168)	$46,383
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $0, $388, and $173	(1,226)	698	544
Total other comprehensive income (loss), net of tax	(1,226)	698	544
Comprehensive income (loss)	$(80,222)	$(35,470)	$46,927

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2018	19,395	$194	$276,526	$(398)	$117,357	$393,679
Exercise of stock options and warrants	231	2	6,846	—	—	6,848
Vesting of restricted stock units, net of withholding	77	1	(4,189)	—	—	(4,188)
Stock-based compensation expense	—	—	19,226	—	—	19,226
Other comprehensive loss, net of tax	—	—	—	544	—	544
Net income	—	—	—	—	46,383	46,383
Balances at September 30, 2019	19,703	197	298,409	146	163,740	462,492
Exercise of stock options	327	4	10,477	—	—	10,481
Vesting of restricted stock units, net of withholding	47	—	(1,498)	—	—	(1,498)
Stock-based compensation expense	—	—	19,575	—	—	19,575
Other comprehensive income, net of tax	—	—	—	698	—	698
Net loss	—	—	—	—	(36,168)	(36,168)
Balances at September 30, 2020	20,077	201	326,963	844	127,572	455,580
Exercise of stock options	129	1	3,613	—	—	3,614
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	20,991	—	—	20,991
Other comprehensive loss	—	—	—	(1,226)	—	(1,226)
Net loss	—	—	—	—	(78,996)	(78,996)
Balances at September 30, 2021	20,238	$202	$351,033	$(382)	$48,576	$399,429

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(78,996)	$(36,168)	$46,383
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,991	19,575	19,226
Depreciation and amortization expense	3,334	3,644	3,258
Deferred income taxes	345	10,608	(3,138)
Premium paid on marketable securities	(4,028)	(3,575)	(1,491)
(Accretion) amortization of (discount) premium on marketable securities	2,116	304	(4,336)
Change in fair value of warrant liability and Series 1 nonconvertible preferred stock	27	(149)	—
Other non-cash items	(97)	(51)	25
Change in operating assets and liabilities:
Accounts receivable	(84)	27,821	15,892
Prepaid expenses and other current assets	(533)	(7,270)	(1,929)
Income tax receivable	(24,214)	(4,127)	(8,916)
Operating lease, right-of-use assets	5,418	3,184	—
Accounts payable	3,774	(883)	1,791
Accrued expenses	8,350	(1,368)	5,750
Income taxes payable	—	—	(1,388)
Operating lease liabilities	(5,879)	(3,535)	—
Other long-term liabilities	(520)	(922)	291
Net cash provided by (used in) operating activities	(69,996)	7,088	71,418
Cash flows from investing activities
Purchase of marketable securities	(307,348)	(338,553)	(549,312)
Proceeds from maturities and sale of marketable securities	345,089	359,828	468,065
Purchase of property and equipment	(750)	(1,445)	(5,417)
Net cash provided by (used in) investing activities	36,991	19,830	(86,664)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	3,614	10,481	6,848
Payments for settlement of share-based awards	(534)	(1,498)	(4,188)
Payments of capital lease obligations	—	—	(86)
Net cash provided by financing activities	3,080	8,983	2,574
Net increase (decrease) in cash and cash equivalents	(29,925)	35,901	(12,672)
Cash, cash equivalents and restricted cash at beginning of period	87,739	51,838	64,510
Cash, cash equivalents and restricted cash at end of period	$57,814	$87,739	$51,838
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32	$105	$12,672
Non-cash items:
Purchases of fixed assets included in accounts payable and accrued expenses	$137	$188	$320
Operating lease liabilities arising from obtaining right-of-use assets	$3,320	$3,053	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), hepatitis B virus (“HBV”), SARS-CoV-2, and human metapneumovirus (“hMPV”).

The Company is subject to many of the risks common to companies in the biotechnology industry, including but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel and compliance with government regulation. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approvals, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the virus. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2020 and through 2021, AbbVie experienced a decline in HCV sales compared to prior years as a result of a decline in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic. This resulted in a decline in the Company’s royalty revenue earned for the years ended September 30, 2021 and 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of September 30, 2021. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended September 30, 2021, 2020, and 2019.

Restricted Cash

As of September 30, 2021 and 2020 the Company had an outstanding letter of credit collateralized by a money market account of $608 to the benefit of the landlord of one of the Company’s existing building leases. This amount was classified as long-term restricted cash as of September 30, 2021 and 2020.

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2021 and 2020, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

The Company’s instruments that are carried at fair value are cash equivalents, marketable securities and the Series 1 nonconvertible preferred stock. The carrying values of accounts receivable, prepaid and other assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

The Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. This includes contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not for profit organizations and other entities to support our research and development activities. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of period end to those third parties. The accrual estimates are based on a number of factors, including the Company’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based awards and restricted stock units is based on the fair value of the stock on the date of grant. The Company uses the Monte-Carlo model in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for stock-based compensation expense related to forfeitures as the forfeitures occur. For awards with graded vesting, the straight-line method of expense recognition is applied to all awards with service-only based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term and long-term marketable securities on hand at September 30, 2021 is sufficient to fund operations for at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term and long-term marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning October 1, 2021 and interim periods within that year, with early adoption permitted. The Company does not expect the adoption of the standard to have a material impact on the Company's financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2021 and 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$54,819	$—	$—	$54,819
Marketable securities:
U.S. Treasury notes	83,038	—	—	83,038
Corporate bonds	—	124,703	—	124,703
Commercial paper	—	87,471	—	87,471
	$137,857	$212,174	$—	$350,031
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,506	1,506
	$—	$—	$1,506	$1,506

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,502	$—	$—	$81,502
Marketable securities:
U.S. Treasury notes	94,208	—	—	94,208
Commercial paper	—	93,909	—	93,909
Corporate bonds	—	144,035	—	144,035
	$175,710	$237,944	$—	$413,654
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,479	1,479
	$—	$—	$1,479	$1,479

Cash equivalents at September 30, 2021 and 2020 consist of money market funds which are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2021, 2020, and 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2021 and 2020 were measured at fair value. These outstanding shares were financial instruments that might have required a transfer of assets because of the liquidation features in the contract and were therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company utilized a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense), net in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	September 30,
Unobservable Input	2021	2020
Probabilities of payout	0%-65%	0%-60%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
(in thousands)
Balance, September 30, 2018	$1,628
No change in fair value	—
Balance, September 30, 2019	1,628
Decrease in fair value	(149)
Balance, September 30, 2020	1,479
Increase in fair value	27
Balance, September 30, 2021	$1,506

4. Marketable Securities

As of September 30, 2021 and 2020, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$124,678	$93	$(68)	$—	$124,703
Commercial paper	87,471	—	—	—	87,471
U.S. Treasury notes	83,061	3	(26)	—	83,038
	$295,210	$96	$(94)	$—	$295,212

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$143,274	$775	$(14)	$—	$144,035
Commercial paper	93,909	—	—	—	93,909
U.S. Treasury notes	93,740	468	—	—	94,208
	$330,923	$1,243	$(14)	$—	$332,152

As of September 30, 2021 and 2020, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $108,416 and $32,634, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2021 and 2020:

	September 30,
	2021	2020
	(in thousands)
Laboratory and office equipment	$14,499	$14,036
Leasehold improvements	7,140	7,089
Purchased software	1,387	1,364
Furniture	1,294	1,276
Computer equipment	529	505
Construction in progress	20	—
	24,869	24,270
Less: Accumulated depreciation and amortization	(18,926)	(15,674)
	$5,943	$8,596

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases, was $3,334, $3,644 and $3,258 for the years ended September 30, 2021, 2020, and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities and other long-term liabilities consisted of the following as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Accrued expenses and other current liabilities:	(in thousands)
Accrued research and development expenses	$6,062	$5,407
Accrued payroll and related expenses	6,094	4,777
Accrued pharmaceutical drug manufacturing	8,402	2,885
Accrued professional fees	700	478
Accrued other	1,171	612
	$22,429	$14,159

Other long-term liabilities:
Uncertain tax positions	$558	$788
Asset retirement obligation	—	290
	$558	$1,078

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

From commencement of the collaboration through September 30, 2021 the Company has received an upfront license payment, research funding, milestone payments, and preferred stock financing totaling $396,000 under the AbbVie agreement. Since the Company completed all its performance obligations under the AbbVie Agreement by the end of fiscal 2011, any milestone payments earned since then have been recognized as revenue when the associated milestone was achieved by AbbVie.

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

In October and November 2010, a total of 2,000 warrants to purchase Series 1 nonconvertible preferred stock were issued. The warrants had an expiration date of October 4, 2017 and any warrants exercised by that date were converted into Series 1 nonconvertible preferred stock. A total of 1,930 shares of Series 1 nonconvertible preferred stock were outstanding as of September 30, 2021 and 2020. For the years ended September 30, 2021, 2020, and 2019, the remeasurement of the Series 1 nonconvertible preferred stock resulted in income (expense) of $(27), $149, and $0, respectively, which was recorded in other income (expense), net in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,506 and $1,479 as of September 30, 2021 and 2020, respectively.

10. Stock-Based Awards

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Equity Incentive Plan or the 1995 Equity Incentive Plan. As of September 30, 2021, 1,093 shares remained available for future awards under the 2019 Plan.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2021, the Company had not commenced any offering under the ESPP and no ESPP shares have been issued.

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

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The volatility has been determined using the Company’s traded stock price following our March 2013 IPO to estimate expected volatility. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. As required under our equity plans, the exercise price for awards granted is not to be less than the fair value of common shares as estimated by the Company as of the date of grant. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.61%	1.41%	2.76%
Expected term (in years)	6.05	6.02	6.05
Expected volatility	52%	53%	55%
Expected dividends	0%	0%	0%
Weighted average grant date fair value	$21.76	$30.47	$44.66

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2021:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2020	3,262	$49.82	6.5	$21,860
Granted	901	45.01
Exercised	(129)	27.99
Forfeited	(182)	67.01
Outstanding as of September 30, 2021	3,852	$48.61	6.4	$49,173
Options vested and expected to vest as of September 30, 2021	3,852	$48.61	6.4	$49,173
Options exercisable as of September 30, 2021	2,520	$45.91	5.2	$39,356

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Aggregate intrinsic value of stock options exercised	$2,704	$7,850	$13,855
Proceeds to Company from stock options exercised	$3,614	$10,481	$6,848

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

	Years Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.13%	1.62%	2.65%
Dividend yield	0%	0%	0%
Expected volatility	74%	68%	62%
Remaining performance period (years)	1.97	2.03	2.03

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2021:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2020	46	$65.23	46	$46.46
Granted	84	44.58	84	26.55
Vested	—	—	—	—
Cancelled	(19)	67.13	(19)	47.42
Unvested at September 30, 2021	111	$49.31	111	$31.26

A total of 80% of target PSUs and 200% of target rTSRUs granted in January 2017 vested during the year ended September 30, 2019, resulting in the issuance of an aggregate of 125 common shares, net of share withholding for income taxes. A total of 15% of target PSUs and 90% of target rTSRUs granted in March 2018 vested during the year ended September 30, 2020, resulting in the issuance of 23 common shares, net of share withholding for income taxes. The total fair value of PSUs and rTSRUs vested during the years ended September 30, 2021, 2020, and 2019 were $0, $1,227 and $11,074, respectively.

Restricted Stock Units

In November 2016, the Company awarded restricted stock units to its employees, which vest as to 50% of the units on the third anniversary of the award and 50% on the fourth anniversary of the award, provided the employee remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the fair value of the stock on the date of grant which is determined to be the closing price of the common stock on November 15, 2016 and is recognized as stock-based compensation expense over the requisite service period. The following table summarizes the restricted stock unit activity for the year to date period ending September 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2020	45	$30.00
Granted	123	43.57
Vested	(45)	30.00
Cancelled	(6)	41.40
Unvested at September 30, 2021	117	$43.57

The total fair value of restricted stock units vested during the years ended September 30, 2021, 2020, and 2019 were $1,897, $3,149 and $0, respectively.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2021, 2020, and 2019:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Research and development	$10,075	$10,096	$8,833
General and administrative	10,916	9,479	10,393
	$20,991	$19,575	$19,226

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Stock options	$18,004	$17,459	$15,854
rTSRUs	1,537	1,216	1,568
PSUs	235	259	1,278
Restricted stock units	1,215	641	526
	$20,991	$19,575	$19,226

As of September 30, 2021, the Company had an aggregate of $42,222 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

11. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share was calculated as follows for the years ended September 30, 2021, 2020, and 2019:

	Years Ended September 30,
	2021	2020	2019
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(78,996)	$(36,168)	$46,383
Denominator:
Weighted average common shares outstanding — basic	20,171	19,940	19,584
Net income (loss) per share common share — basic	$(3.92)	$(1.81)	$2.37
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(78,996)	$(36,168)	$46,383
Denominator:
Weighted average common shares outstanding — basic	20,171	19,940	19,584
Dilutive effect of common stock equivalents	—	—	1,384
Weighted average common shares outstanding — diluted	20,171	19,940	20,968
Net income (loss) per share common share — diluted	$(3.92)	$(1.81)	$2.21
Anti-dilutive common stock equivalents excluded from above	4,297	3,502	843

The impact of certain common stock equivalents were excluded from the computation of diluted net income per common share for the years ended September 30, 2021, 2020, and 2019, because those awards had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. In addition, for periods in which the Company reported a net loss no dilution was reported.

As of September 30, 2019, the Company excluded unvested performance stock unit awards from the calculation of diluted net income per common share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Years Ended September 30,
	2021	2020
	(in thousands)
Operating lease cost	$5,861	$3,776
Short-term lease cost	—	—
Variable lease cost	4,057	2,338
	$9,918	$6,114

	Years Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$6,364	$4,126
Operating lease liabilities arising from obtaining right-of-use assets	$3,320	$3,053

	September 30,
	2021	2020
Weighted-average remaining lease term - operating leases (in years)	1.43	2.20
Weighted-average discount rate - operating leases	6.08%	6.50%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments under the Company’s real estate and equipment operating leases as of September 30, 2021 were as follows:

Years ended September 30,	(in thousands)
2022	4,391
2023	675
2024	519
2025	—
2026	—
Total future minimum lease payments	5,585
Less: Imputed interest	(256)
Total operating lease liabilities	$5,329

Included in the balance sheet:	2021	2020
	(in thousands)
Current operating lease liabilities	$4,203	$4,261
Operating lease liabilities, net of current portion	1,126	3,838
Total operating lease liabilities	$5,329	$8,099

In connection with one of the real estate leases, the Company has a total outstanding letter of credit in the amount of $608 as of September 30, 2021 and 2020 collateralized by a money market account. As of September 30, 2021 and 2020, the Company classified the $608 related to the money market account as long-term restricted cash.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2021 and 2020.

14. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2021, 2020, and 2019, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Current income tax benefit (expense):
Federal	$28,721	$8,491	$(1,841)
State	205	941	(372)
Deferred income tax benefit (expense):
Federal	(343)	(8,916)	2,431
State	—	(1,665)	608
Income tax (expense) benefit	$28,583	$(1,149)	$826

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2021	2020	2019
Federal statutory income tax rate	(21.0%)	(21.0%)	21.0%
State taxes, net of federal benefit	(2.3)	(2.8)	1.8
Change in valuation allowance	9.9	52.1	—
Federal research and development tax credit	(5.3)	(13.3)	(12.8)
Share-based compensation	2.4	2.8	(6.7)
Change in deferred tax rate	(9.5)	(10.2)	—
Foreign-derived intangible income	—	—	(3.2)
Other	(0.8)	(4.3)	(1.9)
Effective income tax rate	(26.6%)	3.3%	(1.8%)

The negative federal statutory income tax rate during the years ended September 30, 2021 and 2020 reflects an income tax benefit due to the Company’s ability to carryback the pre-tax loss for the year under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company recorded an income tax receivable of $37,255 and $13,041 as of September 30, 2021 and 2020 which primarily consists of the federal net operating loss carryback generated during the years ended September 30, 2021 and 2020.

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2021, 2020, and 2019 are as follows:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Valuation allowance, beginning of year	$(18,259)	$—	$—
Increase recorded to valuation allowance	(11,039)	—	—
Initial recording of valuation allowance	—	(18,259)	—
Valuation allowance, end of year	$(29,298)	$(18,259)	$—

Net deferred tax assets as of September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Share-based compensation	$11,843	$11,071
Tax credit carryforwards	13,170	6,574
Operating lease liability	1,232	2,468
Accrued compensation	1,284	1,598
Net operating loss carryforward	3,095	861
Accrued expenses	378	245
Other temporary differences	366	444
Total deferred tax assets	31,368	23,261
Valuation allowance	(29,298)	(18,259)
Net deferred tax assets	2,070	5,002

Deferred tax liabilities:
Right of use asset	(1,110)	(2,221)
Depreciation	(684)	(1,650)
Prepaid expenses	(275)	(364)
Unrealized loss	(1)	(422)
Total deferred tax liabilities	(2,070)	(4,657)
Net deferred income tax assets (liabilities)	$—	$345

The net deferred tax asset is presented as a long-term asset on the consolidated balance sheets.

As of September 30, 2021, the Company had a federal and state research and development tax credit carryforward of $11,251 and $2,058, respectively, for tax return purposes, a majority of which begin to expire in 2039. In addition, the Company had state net operating losses of $3,095 as of September 30, 2021 which begin to expire in 2040.

As of September 30, 2021, the Company has $29,298 in net deferred tax assets, prior to consideration of a valuation allowance. These deferred tax assets include $11,843 related to stock compensation awards that would create a tax benefit in the future against future taxable income and federal research and development tax credit carryforwards totaling $13,170. The Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, the Company continued to record a valuation allowance of $29,298 as of September 30, 2021 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2017 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the CARES Act, the Company is permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $28,721 and $8,581 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the years ended September 30, 2021 and 2020, respectively.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $105 and $103 as of September 30, 2021 and 2020, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2021	2020
	(in thousands)
Beginning Balance	$844	$1,650
Additions based on tax positions for the current period	10	11
Reductions for tax positions due to lapse of statute of limitations	(134)	(719)
Reductions for tax positions of prior periods	(98)	(98)
Ending Balance	$622	$844

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

15. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2021, 2020, and 2019, the Company recognized $1,353, $1,190, and $1,068 respectively, of expense related to its contributions to this plan.

16. Subsequent Events

On November 19, 2021, the Company exercised its option to extend the lease term of its existing office and laboratory space at 500 Arsenal Street for an additional 5 years through September 1, 2027. The updated minimum lease payments related to the 500 Arsenal Street lease as a result of the extension are as follows:

Years ended September 30,	(in thousands)
2022	2,487
2023	3,502
2024	3,607
2025	3,715
2026	3,827
Thereafter	3,604
Total future minimum lease payments	$20,742