Form 10-Q
period 2021-12-31
ENANTA PHARMACEUTICALS INC
filed 2022-02-10
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, the registrant had 20,530,085 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31,	September 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$99,068	$57,206
Short-term marketable securities	159,984	186,796
Accounts receivable	27,648	23,576
Prepaid expenses and other current assets	11,506	14,188
Income tax receivable	28,751	37,255
Total current assets	326,957	319,021
Long-term marketable securities	88,668	108,416
Property and equipment, net	5,435	5,943
Operating lease, right-of-use assets	18,834	4,711
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$440,594	$438,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,841	$9,540
Accrued expenses and other current liabilities	26,580	22,429
Operating lease liabilities	3,469	4,203
Total current liabilities	37,890	36,172
Operating lease liabilities, net of current portion	15,958	1,126
Series 1 nonconvertible preferred stock	1,506	1,506
Other long-term liabilities	856	558
Total liabilities	56,210	39,362
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,506 and 20,238 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	205	202
Additional paid-in capital	366,724	351,033
Accumulated other comprehensive loss	(1,006)	(382)
Retained earnings	18,461	48,576
Total stockholders' equity	384,384	399,429
Total liabilities and stockholders' equity	$440,594	$438,791

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2021	2020

Royalty revenue	$27,648	$31,743
Operating expenses:
Research and development	48,549	36,665
General and administrative	9,508	7,377
Total operating expenses	58,057	44,042
Loss from operations	(30,409)	(12,299)
Other income (expense):
Other income (expense), net	258	677
Total other income (expense), net	258	677
Loss before income taxes	(30,151)	(11,622)
Income tax benefit	36	3,294
Net loss	$(30,115)	$(8,328)

Net loss per share:
Basic	$(1.48)	$(0.41)
Diluted	$(1.48)	$(0.41)

Weighted average shares outstanding:
Basic	20,388	20,093
Diluted	20,388	20,093

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2021	2020
Net loss	$(30,115)	$(8,328)
Other comprehensive loss:
Net unrealized losses on marketable securities	(624)	(439)
Total other comprehensive loss	(624)	(439)
Comprehensive loss	$(30,739)	$(8,767)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	332,145	405	119,244	451,995

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2021	20,238	$202	$351,033	$(382)	$48,576	$399,429
Exercise of stock options	248	2	10,407	—	—	10,409
Vesting of restricted stock units, net of withholding	20	1	(778)	—	—	(777)
Stock-based compensation expense	—	—	6,062	—	—	6,062
Other comprehensive loss	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	(30,115)	(30,115)
Balances at December 31, 2021	20,506	$205	$366,724	$(1,006)	$18,461	$384,384

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(30,115)	$(8,328)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,062	4,883
Depreciation and amortization expense	780	871
Premium paid on marketable securities	(474)	(1,025)
Amortization of premium on marketable securities	546	431
Change in operating assets and liabilities:
Accounts receivable	(4,072)	(8,251)
Prepaid expenses and other current assets	2,682	(4,496)
Income tax receivable	8,504	3,189
Operating lease, right-of-use assets	1,436	1,152
Accounts payable	(1,663)	575
Accrued expenses	4,206	(2,498)
Operating lease liabilities	(1,461)	(1,289)
Other long-term liabilities	298	(104)
Net cash used in operating activities	(13,271)	(14,890)
Cash flows from investing activities
Purchase of marketable securities	(62,902)	(104,674)
Proceeds from maturities and sale of marketable securities	108,766	87,417
Purchase of property and equipment	(363)	(188)
Net cash provided by (used in) investing activities	45,501	(17,445)
Cash flows from financing activities
Proceeds from exercise of stock options	10,409	833
Payments for settlement of share-based awards	(777)	(534)
Net cash provided by financing activities	9,632	299
Net increase (decrease) in cash, cash equivalents and restricted cash	41,862	(32,036)
Cash, cash equivalents and restricted cash at beginning of period	57,814	87,739
Cash, cash equivalents and restricted cash at end of period	$99,676	$55,703
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$46	$62
Operating lease liabilities arising from obtaining right-of-use assets	$15,559	$1,907

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET®(ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), hepatitis B virus (“HBV”), SARS-CoV-2, and human metapneumovirus (“hMPV”).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the SARS-CoV-2 virus. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2021 and through December 31, 2021, AbbVie experienced a decline in HCV sales compared to prior years as a result of a reduction in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants and public health actions taken to contain it, as well as the cumulative economic impact of both of those factors.

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of December 31, 2021 and for the three months ended December 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2021 and results of operations for the three months ended December 31, 2021 and 2020 and cash flows for the three months ended December 31, 2021 and 2020, have been made. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2022.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

2. Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of December 31, 2021. Actual results could differ from the Company’s estimates.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU became effective for the Company beginning October 1, 2021 and interim periods within that year. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2021 and September 30, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$86,185	$—	$—	$86,185
Marketable securities:
U.S. Treasury notes	74,707	—	—	74,707
Corporate bonds	—	112,546	—	112,546
Commercial paper	—	61,399	—	61,399
	$160,892	$173,945	$—	$334,837
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	$1,506
	$—	$—	$1,506	$1,506

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$54,819	$—	$—	$54,819
Marketable securities:
U.S. Treasury notes	83,038	—	—	83,038
Corporate bonds	—	124,703	—	124,703
Commercial paper	—	87,471	—	87,471
	$137,857	$212,174	$—	$350,031
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	1,506
	$—	$—	$1,506	$1,506

During the three months ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	December 31,	September 30,
Unobservable Input	2021	2021
Probabilities of payout	0%-65%	0%-65%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2021	$1,506
Change in fair value of nonconvertible preferred stock	—
Balance, December 31, 2021	$1,506

4. Marketable Securities

As of December 31, 2021 and September 30, 2021, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$112,942	$30	$(426)	$—	$112,546
Commercial paper	61,399	—	—	—	61,399
U.S. Treasury notes	74,933	2	(228)	—	74,707
	$249,274	$32	$(654)	$—	$248,652

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$124,678	$93	$(68)	$—	$124,703
Commercial paper	87,471	—	—	—	87,471
U.S. Treasury notes	83,061	3	(26)	—	83,038
	$295,210	$96	$(94)	$—	$295,212

As of December 31, 2021 and September 30, 2021, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $88,668 and $108,416, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021
	(in thousands)
Accrued expenses:
Accrued research and development expenses	$6,447	$6,062
Accrued payroll and related expenses	2,423	6,094
Accrued pharmaceutical drug manufacturing	16,072	8,402
Accrued professional fees	569	700
Accrued other	1,069	1,171
	$26,580	$22,429

Other long-term liabilities:
Uncertain tax positions	$520	$558
Asset retirement obligation	336	—
	$856	$558

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,142,000 through December 31, 2021. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

7. Series 1 Nonconvertible Preferred Stock

As of December 31, 2021, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.

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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2021:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2021	3,852	$48.61	6.4	$49,173
Granted	607	75.32
Exercised	(248)	42.11
Forfeited	(34)	65.88
Outstanding as of December 31, 2021	4,177	$52.74	6.8	$97,158
Options vested and expected to vest as of December 31, 2021	4,177	$52.74	6.8	$97,158
Options exercisable as of December 31, 2021	2,425	$46.85	5.2	$71,494

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2021:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	111	$49.31	111	$31.26
Granted	33	77.39	33	54.80
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested at December 31, 2021	144	$55.66	144	$36.58

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	117	$43.57
Granted	138	75.33
Vested	(29)	43.57
Cancelled	(2)	43.57
Unvested at December 31, 2021	224	$63.13

Stock-Based Compensation Expense

During the three months ended December 31, 2021 and 2020, the Company recognized the following stock-based compensation expense:

	Three Months ended
	December 31,
	2021	2020
	(in thousands)
Research and development	$2,584	$2,420
General and administrative	3,478	2,463
	$6,062	$4,883

	Three Months ended
	December 31,
	2021	2020
	(in thousands)
Stock options	$4,748	$4,349
rTSRUs	433	277
Performance stock units	292	—
Restricted stock units	589	257
	$6,062	$4,883

During the three months ended December 31, 2021, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of December 31, 2021, the Company had an aggregate of $71,254 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.2 years.

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020
	(in thousands, except per share data)
Basic net loss per share:
Numerator:
Net loss	$(30,115)	$(8,328)
Denominator:
Weighted average common shares outstanding —basic	20,388	20,093
Net loss per share common share—basic	$(1.48)	$(0.41)
Diluted net loss per share:
Numerator:
Net loss	$(30,115)	$(8,328)
Denominator:
Weighted average common shares outstanding —basic	20,388	20,093
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding —diluted	20,388	20,093
Net loss per share common share—diluted	$(1.48)	$(0.41)
Anti-dilutive common stock equivalents excluded from above	2,843	4,344

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10. Income Taxes

For the three months ended December 31, 2021 and 2020, the Company recorded income tax benefits of $36 and $3,294, respectively, both of which were attributable to the Company’s domestic operations. The Company recorded an income tax benefit during the three months ended December 31, 2021 due to release of a tax reserve in connection with a state tax credit. The Company recorded an income tax benefit during the three months ended December 31, 2020 due to the Company’s ability and intent to carryback its current year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law in March 2020. As of December 31, 2021, the Company recorded an income tax receivable of $28,751, consisting of an estimated federal net operating loss carryback for fiscal 2021 for which the Company will request a refund in the future.

As of December 31, 2021, the Company has recorded a valuation allowance against all of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company’s expenses are increasing as it continues to progress its wholly-owned research and development programs, while its royalty revenues from the AbbVie Agreement are not increasing.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2021.

12. Leases

On November 19, 2021, the Company exercised its option to extend the lease term of its existing office and laboratory space at 500 Arsenal Street for an additional 5 years through September 1, 2027. The Company accounted for the extension as a modification and re-assessed the classification of the lease as an operating lease. The total remeasurement of the lease resulted in an increase in the right of use asset and lease liability of $15,076. The updated minimum lease payments related to the 500 Arsenal Street lease as a result of the extension totaled $20,342.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2021 included in our Annual Report on Form 10-K for that fiscal year which is referred to as our 2021 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

The Enanta name and logo are our trademarks. This Form 10-Q also includes trademarks, trade names and service marks of other persons. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

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
•
SARS-CoV-2, the virus that causes COVID-19, as well as other coronaviruses;
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide; and
•
Human metapneumovirus, or hMPV, a virus that causes respiratory infection with symptoms similar to RSV.

We had $347.7 million in cash, cash equivalents and short-term and long-term marketable securities at December 31, 2021. In fiscal 2021, we earned $97.1 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for at least the next two years.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, HBV, SARS-CoV-2 and hMPV:

•
RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV. In addition, we recently announced a clinical candidate, EDP-323, which is an inhibitor of the RSV L-protein.
o
EDP-938 - N-protein inhibitor candidate
▪
RSVP: To confirm our findings outside of a challenge study setting, we conducted the RSVP study to evaluate EDP-938 in an adult outpatient population infected with community-acquired RSV and provide us additional information on symptom alleviation and viral load decline. In late 2021, following a period of decreased RSV transmission due to social distancing measures, there was an uptick of RSV activity in various regions of the world, including parts of the United States and Europe, which allowed us to complete enrollment beyond our initial target of 70 patients. We expect to announce topline data in the second quarter of calendar 2022.
▪
RSVPEDs: We have initiated a Phase 2 RSV study called RSVPEDs in pediatric patients. In this dose-ranging, randomized, double-blind, placebo-controlled study, we plan to enroll 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, including both hospitalized and non-hospitalized patients who will be dosed in 4 age cohorts and will receive EDP-938 or a placebo for 5 days. The study will be conducted in 2 parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the 4 age cohorts, with a primary endpoint of antiviral activity.
▪
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
▪
Given that the recent uptick of RSV is not following any normal seasonal pattern, as well as the impact of renewed social distancing interventions where both the Delta and Omicron variants has increased the incidence of COVID-19, it is uncertain how significant or sustained the new incidence of RSV will be moving forward and what impact it may have on our on-going RSV clinical trials.
o
EDP-323 - L-Inhibitor candidate: Our newest clinical candidate for RSV is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown nanomolar potency against RSV-A and RSV-B in vitro and is not expected to have cross-resistance to other classes of inhibitors. EDP-323 has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations. We plan to initiate a Phase 1 study of EDP-323 in the second half of calendar 2022.
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
o
EDP-514 - Phase 1a/b - Our initial study of EDP-514 was a randomized, double-blind, placebo-controlled Phase 1a/1b study designed in two parts. Part 1 of the study in healthy subjects demonstrated that EDP-514 is well-tolerated with a favorable safety profile and has a pharmacokinetic profile supportive of once-daily dosing. In Part 2, we studied EDP-514 in chronic HBV patients already being treated with a marketed NUC, which we refer to as NUC-suppressed patients. Data showed that the 200mg, 400mg and 800mg doses were safe and well tolerated, with pharmacokinetics (PK) supportive of once daily dosing, and antiviral activity demonstrating reductions in circulating HBV RNA levels as expected for this class in a short treatment duration study.
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
•
COVID-19: Since we announced our discovery program to develop a direct-acting antiviral for the treatment of COVID-19, we have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We have filed an Investigational New Drug Application, or IND, for our first clinical candidate, EDP-235, an oral inhibitor of coronavirus 3CL protease, also referred to as the main coronavirus protease, or Mpro and we are on schedule to begin dosing under our active IND in a first-in-human study in February 2022.
o
EDP-235 - In a biochemical assay, EDP-235 inhibited the SARS-CoV-2 3CL protease with an IC50 of 5.8 nM. Importantly, this activity was retained against the 3CL protease from a range of SARS-CoV-2 variants, including the 3CL protease in the Delta and Omicron variants. EDP-235 potently blocked SARS-CoV-2 replication in multiple cellular models, including primary human airway epithelial cells, where an EC90 of 33 nM was observed. Additionally, EDP-235 was shown to have potent antiviral activity across other human coronaviruses. EDP-235 had good permeability in human Caco-2 cells with a low plasma clearance in human liver microsomes. Consistent with this in vitro data, EDP-235 had robust plasma exposure with an oral bioavailability of 95% in rats. Moreover, EDP-235 had favorable in vivo penetration into multiple target tissues, including lung. Based on allometric scaling, EDP-235 is projected to have a long half-life of 16 hours with a projected efficacious human dose of 100 to 500 mg once-daily.

•
hMPV: Since announcing our new drug discovery effort for human metapneumovirus, or hMPV, in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward selecting our first clinical candidate for this indication later in 2022.

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

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it and roll out vaccinations worldwide, as well as the cumulative economic impact of all of these factors. Additionally, as new, more infectious variants emerge, such as the Delta and Omicron variants, it is possible that the impact of the pandemic on our business may continue or change.

We are continuing to assess and manage the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenue. While the majority of our employees were working from home during the first 16 months of of the pandemic, as we prepare to transition back to working on site, the majority of our employees are now working hybrid schedules while our scientific personnel are working in our laboratories.

Our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, so we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. In addition, the mitigation steps to manage the COVID-19 pandemic in the past year have suppressed the global incidence of RSV and respiratory illnesses other than COVID-19, which had adversely affected enrollment in our RSVP study. We also continue to experience a variety of more minor interruptions and complications in our other clinical trials, such as limitations in clinical trial supplies other than drug product, as well as local changes in COVID-19 impacts at individual trial sites. While our ongoing trials are proceeding, it is unclear what further impact, if any, the COVID-19 pandemic may have on the timeline for enrollment and/or completion of all or any of our clinical trials.

With regard to our royalty revenue, we have continued to report lower royalty revenue during our fiscal 2021 and into fiscal 2022 as compared to periods ending before March 2020 due to the worldwide impact of the COVID-19 pandemic. The pandemic resulted in a decline in patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET.

While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for at least the next two years with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $347.7 million at December 31, 2021.

Please see Item 1A “Risk Factors” in this Form 10-Q for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We currently have three Phase 2 studies ongoing for our wholly-owned program in RSV and two Phase 1 studies in our HBV program. We are also progressing other compounds into preclinical development in our RSV, HBV and SARS-CoV-2 programs as well as pursuing drug discovery efforts in hMPV.

During fiscal 2021 and into 2022, our business has been impacted by the COVID-19 pandemic. Specifically, AbbVie continues to report lower HCV revenues as a result of lower treated patient volumes. In addition, in 2021, we experienced slower enrollment in the clinical studies in our RSV program as a result of suppression of the incidence of respiratory illnesses globally (other than COVID-19) due to mitigation measures intended to suppress SARS-CoV-2.

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

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. Absent a significant increase in the level of AbbVie’s MAVYRET/MAVIRET sales that generate our royalty revenue, and given the planned levels of our future expenditures for the advancement of our internally developed compounds, we expect to continue to have net losses in fiscal 2022.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

The following table summarizes our operating expenses for the three months ended December 31, 2021 and 2020:

Operating Expenses

	Three Months Ended
	December 31,
	2021	2020
	(in thousands)
Research and development	$48,549	$36,665
General and administrative	9,508	7,377
Total operating expenses	$58,057	$44,042

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

Other Income (Expense), Net

Other income (expense), net consists of interest and investment income and any change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned on any refunds received from tax authorities. Investment income consists of the amortization or accretion of any purchased premium or discount on our short-term and long-term marketable securities. The change in fair value of our Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument.

Income Tax Benefit

The income tax benefit is generally the result of federal and state tax benefits, releases of tax reserves or tax refunds due as a result of tax losses generated in the period which are able to be carried back to prior years under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The benefit of the CARES Act is not available in fiscal 2022 and subsequent years.

Results of Operations

Comparison of the Three Months Ended December 31, 2021 and 2020

	Three Months Ended
	December 31,
	2021	2020
	(in thousands)
Royalty revenue	$27,648	$31,743
Research and development	48,549	36,665
General and administrative	9,508	7,377
Other income (expense), net	258	677
Income tax benefit	36	3,294

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

We recognized royalty revenue of $27.6 million during the three months ended December 31, 2021 as compared to $31.7 million during the three months ended December 31, 2020. The $4.1 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2020. HCV patient volumes continue to remain below pre-COVID-19 levels.

Research and development expenses

	Three Months Ended
	December 31,
	2021	2020
	(in thousands)
R&D programs:
Virology	$42,522	$24,588
Liver disease (non-viral)	5,554	11,197
Other	473	880
Total research and development expenses	$48,549	$36,665

The level of research and development expenses for the three months ended December 31, 2021 increased by $11.9 million compared to the same period in 2020. The increase was primarily driven by the timing of our manufacturing in support of our clinical studies in our virology programs, partially offset by a decrease in clinical trial expenses in our liver disease program. For our virology program, we had our ongoing two Phase 1b studies of EDP-514 in chronic HBV as well as three Phase 2 studies of EDP-938 in RSV and were preparing for our Phase 1 study of EDP-235 in our COVID-19 program. For our liver disease program, we announced in October 2021 that we would not continue to develop our non-alcoholic steatohepatitis, or NASH, FXR agonists further and pursue an out-license strategy for further development. In the prior year, we had our clinical study of EDP-514 in a Phase 1a study and our ongoing Phase 2 RSVP study of EDP-938 and in our liver disease program our Phase 2 study of ARGON-2 and Phase 1 study of EDP-297.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2022 and negatively impacts patient recruitment and monitoring. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any longer-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $2.1 million for the three months ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to increases in headcount and related compensation expense in support of expansion of our research and development operations.

Other income (expense), net

Other income (expense), net, decreased $0.4 million for the three months ended December 31, 2021 as compared to the same period in 2020 due to lower invested cash balances and lower investment yield on our marketable securities purchased in 2021 as compared to 2020.

Income tax benefit

For the three months ended December 31, 2021 and 2020, we recorded an income tax benefit of less than $0.1 million and $3.3 million, respectively. For the three months ended December 31, 2021, our minor tax benefit was driven by release of a tax reserve in connection with a state tax credit. In the prior year, our income tax benefit was driven by a federal net operating loss carryback available under the CARES Act for our fiscal year 2021. We continue to record a valuation allowance against substantially all of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At December 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $347.7 million, compared to $352.4 million at September 30, 2021.

The following table shows a summary of our cash flows for the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,271)	$(14,890)
Investing activities	45,501	(17,445)
Financing activities	9,632	299
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,862	$(32,036)

Net cash used in operating activities

Cash used in operating activities was $13.3 million for the three months ended December 31, 2021 as compared to cash used in operating activities of $14.9 million for the same period in 2020. Our cash used in operating activities decreased $1.6 million, driven by a federal tax refund of $8.5 million and offset by an increase in research and development costs incurred year-over-year.

For the foreseeable future, we expect to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided (used in) investing activities

The increase of $62.9 million in cash provided by investing activities during 2021 as compared to the same period in 2020 was driven by timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in net cash provided by financing activities during 2021 as compared to the same period in 2020 was driven by an increase in stock option exercises due to an increase in our stock price year-over-year.

Funding requirements

As of December 31, 2021 we had $347.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

In our 2021 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies.

During the three months ended December 31, 2021, we exercised our option to extend our lease located at 500 Arsenal Street in Watertown, Massachusetts for an additional 5 years through September 1, 2027. The updated minimum lease payments through the remainder of the lease totaled $20.3 million.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (referred to as our 2021 Form 10-K) for information about critical accounting policies as well as a description of our other significant accounting policies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $347.7 million at December 31, 2021 consisting of cash, money market funds, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the three months ended December 31, 2021, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: Paxlovid, a 3CL protease inhibitor, and Molnupiravir, a polymerase inhibitor. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in Phase 2 or 3 studies including Atea, Shionogi, Toyama, and Todos as well as compounds in Phase 1 studies, including those from Pardes and Gilead.

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

If we are not successful in developing EDP-938, EDP-235, EDP-514, and/or EDP-323 or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

We reported a net loss for the three months ended December 31, 2021 and for the fiscal year ended September 30, 2021, primarily due to the impact of COVID-19 on our royalty revenues and increased levels of research and development expense as we progress our wholly-owned programs. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in the coming year and in future periods unless we develop other sources of revenue.

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

EDP-938, EDP-235, EDP-514, or EDP-323 or any other product candidate emerging from our current research programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our RSV program, we are developing inhibitors of the N and L protein. No inhibitor of the RSV N protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N inhibitor in large scale studies or in the general population. In addition, the principal target populations in RSV, namely infants, the elderly, and the immunocompromised, represent sensitive patient populations that could be more prone to adverse effects of therapy.

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

EDP-938, EDP-235, EDP-514 and EDP-323 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through December 31, 2021, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.9 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $74.78 per common share as of December 31, 2021, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $30.6 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we had 20.5 million shares of common stock outstanding. In addition, as of December 31, 2021, we had 4.2 million and 0.5 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended December 31, 2021formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: February 9, 2022

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)