Form 10-Q
period 2022-03-31
ENANTA PHARMACEUTICALS INC
filed 2022-05-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35839

ENANTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3205099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Arsenal Street Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

(Registrants telephone number, including area code:) (617) 607-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ENTA	NASDAQ

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

As of April 27, 2022, the registrant had 20,712,691,shares of common stock, $0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Quarterly Report regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list may not encompass all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$40,989	$57,206
Short-term marketable securities	239,338	186,796
Accounts receivable	18,716	23,576
Prepaid expenses and other current assets	14,078	14,188
Income tax receivable	28,748	37,255
Total current assets	341,869	319,021
Long-term marketable securities	42,218	108,416
Property and equipment, net	4,815	5,943
Operating lease, right-of-use assets	17,216	4,711
Restricted cash	608	608
Other long-term assets	92	92
Total assets	$406,818	$438,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,985	$9,540
Accrued expenses and other current liabilities	21,740	22,429
Operating lease liabilities	3,013	4,203
Total current liabilities	30,738	36,172
Operating lease liabilities, net of current portion	15,115	1,126
Series 1 nonconvertible preferred stock	1,506	1,506
Other long-term liabilities	876	558
Total liabilities	48,235	39,362
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,618 and 20,238 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	206	202
Additional paid-in capital	376,545	351,033
Accumulated other comprehensive loss	(3,037)	(382)
(Accumulated deficit) retained earnings	(15,131)	48,576
Total stockholders' equity	358,583	399,429
Total liabilities and stockholders' equity	$406,818	$438,791

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Royalty revenue	$18,716	$20,132	$46,364	$51,875
Operating expenses:
Research and development	42,087	41,506	90,636	78,171
General and administrative	10,476	8,326	19,984	15,703
Total operating expenses	52,563	49,832	110,620	93,874
Loss from operations	(33,847)	(29,700)	(64,256)	(41,999)
Other income:
Other income, net	255	545	549	1,222
Total other income, net	255	545	549	1,222
Loss before income taxes	(33,592)	(29,155)	(63,707)	(40,777)
Income tax benefit	—	7,110	—	10,404
Net loss	$(33,592)	$(22,045)	$(63,707)	$(30,373)

Net loss per share:
Basic	$(1.63)	$(1.09)	$(3.11)	$(1.51)
Diluted	$(1.63)	$(1.09)	$(3.11)	$(1.51)

Weighted average shares outstanding:
Basic	20,551	20,171	20,473	20,131
Diluted	20,551	20,171	20,473	20,131

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(33,592)	$(22,045)	$(63,707)	$(30,373)
Other comprehensive loss:
Net unrealized losses on marketable securities	(2,031)	(350)	(2,655)	(789)
Total other comprehensive loss	(2,031)	(350)	(2,655)	(789)
Comprehensive loss	$(35,623)	$(22,395)	$(66,362)	$(31,162)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	$332,145	$405	$119,244	$451,995

Exercise of stock options	43	1	1,151	—	—	1,152
Stock-based compensation expense	—	—	5,280	—	—	5,280
Other comprehensive loss	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(22,045)	(22,045)
Balances at March 31, 2021	20,185	$202	$338,576	$55	$97,199	$436,032

				Accumulated	(Accumulated
			Additional	Other	Deficit)	Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at September 30, 2021	20,238	$202	$351,033	$(382)	$48,576	$399,429
Exercise of stock options	248	2	10,407	—	—	10,409
Vesting of restricted stock units, net of withholding	20	1	(778)	—	—	(777)
Stock-based compensation expense	—	—	6,062	—	—	6,062
Other comprehensive loss	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	(30,115)	(30,115)
Balances at December 31, 2021	20,506	$205	$366,724	$(1,006)	$18,461	$384,384
Exercise of stock options	97	1	3,801	—		3,802
Vesting of restricted stock units, net of withholding	15	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,471	—	—	6,471
Other comprehensive loss	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	(33,592)	(33,592)
Balances at March 31, 2022	20,618	206	376,545	(3,037)	(15,131)	358,583

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(63,707)	$(30,373)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,533	10,163
Depreciation and amortization expense	1,602	1,705
Premium paid on marketable securities	(802)	(1,238)
Amortization of premium on marketable securities	928	956
Change in operating assets and liabilities:
Accounts receivable	4,860	3,360
Prepaid expenses and other current assets	110	(5,444)
Income tax receivable	8,507	—
Operating lease, right-of-use assets	2,784	2,565
Accounts payable	(3,473)	15
Accrued expenses	(808)	1,703
Operating lease liabilities	(2,498)	(2,797)
Other long-term liabilities	318	(84)
Net cash used in operating activities	(39,646)	(19,469)
Cash flows from investing activities
Purchase of marketable securities	(124,631)	(171,586)
Proceeds from maturities and sale of marketable securities	135,514	179,917
Purchase of property and equipment	(437)	(318)
Net cash provided by investing activities	10,446	8,013
Cash flows from financing activities
Proceeds from exercise of stock options	14,211	1,985
Payments for settlement of share-based awards	(1,228)	(534)
Net cash provided by financing activities	12,983	1,451
Net decrease in cash, cash equivalents and restricted cash	(16,217)	(10,005)
Cash, cash equivalents and restricted cash at beginning of period	57,814	87,739
Cash, cash equivalents and restricted cash at end of period	$41,597	$77,734
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$174	$17
Operating lease liabilities arising from obtaining right-of-use assets	$15,559	$2,517

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the SARS-CoV-2 virus. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2021 and through March 31, 2022, AbbVie experienced a decline in HCV sales compared to prior years as a result of a reduction in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three and six months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three and six months ended March 31, 2022 and 2021 and cash flows for the six months ended March 31, 2022 and 2021 have been made. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of March 31, 2022. Actual results could differ from the Company’s estimates.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2022 and September 30, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$36,356	$—	$—	$36,356
Marketable securities:
U.S. Treasury notes	106,992	—	—	106,992
Corporate bonds	—	108,190	—	108,190
Commercial paper	—	66,374	—	66,374
	$143,348	$174,564	$—	$317,912
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	$1,506
	$—	$—	$1,506	$1,506

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$54,819	$—	$—	$54,819
Marketable securities:
U.S. Treasury notes	83,038	—	—	83,038
Corporate bonds	—	124,703	—	124,703
Commercial paper	—	87,471	—	87,471
	$137,857	$212,174	$—	$350,031
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	1,506
	$—	$—	$1,506	$1,506

During the six months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

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

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2022	2021
Probabilities of payout	0%-65%	0%-65%
Discount rate	4.25%	4.25%

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2021	$1,506
Change in fair value of nonconvertible preferred stock	—
Balance, March 31, 2022	$1,506

4. Marketable Securities

As of March 31, 2022 and September 30, 2021, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$109,901	$3	$(1,714)	$—	$108,190
U.S. Treasury notes	107,934	3	(945)	—	106,992
Commercial paper	66,374	—	—	—	66,374
	$284,209	$6	$(2,659)	$—	$281,556

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$124,678	$93	$(68)	$—	$124,703
Commercial paper	87,471	—	—	—	87,471
U.S. Treasury notes	83,061	3	(26)	—	83,038
	$295,210	$96	$(94)	$—	$295,212

As of March 31, 2022 and September 30, 2021, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $42,218 and $108,416, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
	(in thousands)
Accrued expenses:
Accrued pharmaceutical drug manufacturing	$14,412	$8,402
Accrued research and development expenses	2,616	6,062
Accrued payroll and related expenses	2,960	6,094
Accrued professional fees	633	700
Accrued other	1,119	1,171
	$21,740	$22,429

Other long-term liabilities:
Uncertain tax positions	$530	$558
Asset retirement obligation	346	—
	$876	$558

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,169,000 through March 31, 2022. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

7. Series 1 Nonconvertible Preferred Stock

As of March 31, 2022, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.

8. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021 and March 2022. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2022:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2021	3,852	$48.61	6.4	$49,173
Granted	713	73.82
Exercised	(345)	41.26
Forfeited	(96)	67.91
Outstanding as of March 31, 2022	4,124	$53.13	6.7	$82,997
Options vested and expected to vest as of March 31, 2022	4,124	$53.13	6.7	$82,997
Options exercisable as of March 31, 2022	2,496	$47.87	5.2	$63,476

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending March 31, 2022:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	111	$49.31	111	$31.26
Granted	33	77.39	33	54.80
Vested	(5)	61.59	(18)	40.13
Cancelled	(27)	61.59	(14)	40.13
Unvested at March 31, 2022	112	54.01	112	$35.59

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	117	$43.57
Granted	138	75.33
Vested	(29)	43.57
Cancelled	(9)	57.19
Unvested at March 31, 2022	217	$63.15

Stock-Based Compensation Expense

During the three and six months ended March 31, 2022 and 2021 the Company recognized the following stock-based compensation expense:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Research and development	$2,710	$2,536	$5,294	$4,955
General and administrative	3,761	2,744	7,239	5,208
	$6,471	$5,280	$12,533	$10,163

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Stock options	$4,962	$4,514	$9,710	$8,863
Performance stock units	79	—	512	—
rTSRUs	531	444	823	721
Restricted stock units	899	322	1,488	579
	$6,471	$5,280	$12,533	$10,163

During the three and six months ended March 31, 2022, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of March 31, 2022, the Company had an aggregate of $66,162 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.9 years.

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Basic net loss per share:
Numerator:
Net loss	$(33,592)	$(22,045)	$(63,707)	$(30,373)
Denominator:
Weighted average common shares outstanding —basic	20,551	20,171	20,473	20,131
Net loss per share common share—basic	$(1.63)	$(1.09)	$(3.11)	$(1.51)
Diluted net loss per share:
Numerator:
Net loss	$(33,592)	$(22,045)	$(63,707)	$(30,373)
Denominator:
Weighted average common shares outstanding —basic	20,551	20,171	20,473	20,131
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding —diluted	20,551	20,171	20,473	20,131
Net loss per share common share—diluted	$(1.63)	$(1.09)	$(3.11)	$(1.51)
Anti-dilutive common stock equivalents excluded from above	3,699	4,268	3,267	4,307

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10. Income Taxes

For the three and six months ended March 31, 2022, the Company recorded no income tax expense due to its expected fiscal 2022 loss which it is not able to carryback. For the three and six months ended March 31, 2021, the Company recorded an income tax benefit of $7,110 and $10,404, respectively, due to the Company’s ability and intent to carryback its 2021 fiscal year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law in March 2020. As of March 31, 2022, the Company recorded an income tax receivable of $28,748 consisting of an estimated federal net operating loss carryback for fiscal 2021 for which the Company will request a refund in the future.

As of March 31, 2022, the Company has recorded a valuation allowance against all of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company’s expenses are increasing as it continues to progress its wholly-owned research and development programs, while its royalty revenues from the AbbVie Agreement are not increasing.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2022.

12. Leases

On November 19, 2021, the Company exercised its option to extend the lease term of its existing office and laboratory space at 500 Arsenal Street for an additional 5 years through September 1, 2027. The Company accounted for the extension as a modification and re-assessed the classification of the lease as an operating lease. The total remeasurement of the lease resulted in an increase in the right of use asset and lease liability of $15,048. The updated minimum lease payments related to the 500 Arsenal Street lease as a result of the extension totaled $20,342.

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

We had $322.5 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2022. In fiscal 2021, we earned $97.1 million and $46.4 million during the six months ended March 31, 2022 in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for at least the next two years.

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
▪
The prevalence of RSV has not yet returned to typical levels nor is it following any normal seasonal pattern, since the COVID-19 pandemic began. The future incidence and timing of RSV infections remains highly unpredictable and thus may continue to impact enrollment in our ongoing RSV trials.
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
•
COVID-19: We have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. Our first clinical candidate for COVID-19 is EDP-235, an oral inhibitor of coronavirus 3CL protease, also referred to as the main coronavirus protease, or Mpro. We began dosing EDP-235 in a first-in-human study in February 2022, and we expect to announce preliminary data in the second quarter of calendar 2022.
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

•
hMPV: Since announcing our new drug discovery effort for human metapneumovirus, or hMPV, in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward selecting our first clinical candidate for this indication later in the second half of 2022.

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

We are continuing to assess and manage the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, clinical trials and royalty revenue. While the majority of our employees were working from home during the first 18 months of the pandemic, as we prepare to transition back to working on site, the majority of our employees are now working hybrid schedules while our scientific personnel are working full-time in our laboratories.

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

While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for at least the next two years with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $322.5 million at March 31, 2022.

Please see Item 1A “Risk Factors” in this Form 10-Q for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We currently have three Phase 2 studies ongoing for our wholly-owned program in RSV and one Phase 1 study in our SARS-CoV-2 program. We are also progressing other compounds into preclinical development in our RSV, HBV and SARS-CoV-2 programs as well as pursuing drug discovery efforts in hMPV.

During fiscal 2021 and into 2022, our business has been impacted by the COVID-19 pandemic. Specifically, AbbVie continues to report lower HCV revenues as a result of lower treated patient volumes. In addition, we have experienced slower enrollment in the clinical studies in our RSV program as a result of suppression of the incidence of respiratory illnesses globally (other than COVID-19) due to mitigation measures intended to suppress SARS-CoV-2.

As a result of our clinical development programs, as well as efforts to advance other compounds into preclinical development, we expect to incur greater expenses in fiscal 2022 than in 2021 as we continue to advance our programs.

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. Absent a significant increase in the level of AbbVie’s MAVYRET/MAVIRET sales that generate our royalty revenue and, given the planned levels of our future expenditures for the advancement of our internally developed compounds, we expect to continue to have net losses in fiscal 2022.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

The following table summarizes our operating expenses for the three and six months ended March 31, 2022 and 2021:

Operating Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands)
Research and development	$42,087	$41,506	$90,636	$78,171
General and administrative	10,476	$8,326	19,984	15,703
Total operating expenses	$52,563	$49,832	$110,620	$93,874

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
•
laboratory consumables;
•
allocated facility-related costs; and
•
third-party license fees.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our research and development programs.

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

Income Tax Benefit

The income tax benefit is generally the result of federal and state tax benefits, releases of tax reserves or tax refunds due as a result of tax losses generated in the period which are able to be carried back to prior years under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The benefit of the CARES Act is not available beginning in fiscal 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Royalty revenue	$18,716	$20,132
Research and development	42,087	41,506
General and administrative	10,476	8,326
Other income (expense), net	255	545
Income tax benefit	—	7,110

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

We recognized royalty revenue of $18.7 million during the three months ended March 31, 2022 as compared to $20.1 million during the three months ended March 31, 2021. The $1.4 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2021. HCV patient volumes continue to remain below pre-COVID-19 levels.

Research and development expenses

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
R&D programs:
Virology	$35,912	$29,881
Liver disease (non-viral)	5,547	10,888
Other	628	737
Total research and development expenses	$42,087	$41,506

The level of research and development expenses for the three months ended March 31, 2022 increased by $0.6 million compared to the same period in 2021. The increase was primarily driven by an increase in manufacturing costs in support of our clinical studies in our virology programs and an increase in headcount and associated compensation expense, offset by a decrease in clinical trial costs due to timing of our studies in our virology and liver disease programs. For our virology program, we have three Phase 2 studies of EDP-938 in RSV and one Phase 1 study of EDP-235 in our COVID-19 program which was initiated during the three months ended March 31, 2022. For our liver disease program, we announced in October 2021 that we would not continue to develop our non-alcoholic steatohepatitis, or NASH, FXR agonists further and pursue an out-license strategy for further development. Expenses related to this program are expected to continue to decline as we close out the development program. In the prior year, we had our clinical study of EDP-514 in a Phase 1a study and our ongoing Phase 2 RSVP study of EDP-938 and in our liver disease program our Phase 2 study of ARGON-2 and Phase 1 study of EDP-297.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2022 and negatively impacts patient recruitment and monitoring. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any longer-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $2.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increases in headcount and related compensation expense in support of expansion of our research and development operations.

Other income (expense), net

Other income (expense), net, decreased $0.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was due to lower invested cash balances as of March 31, 2022 as compared to the prior year.

Income tax benefit

For the three months ended March 31, 2022 and 2021, we recorded no income tax expense and an income tax benefit of $7.1 million, respectively. We recorded an income tax benefit in the prior year due to a federal net operating loss carryback available under the CARES Act for our fiscal year 2021 which is no longer available after September 30, 2021. We continue to record a valuation allowance against substantially all of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future.

Results of Operations

Comparison of the Six Months Ended March 31, 2022 and 2021

	Six Months Ended
	March 31,
	2022	2021
	(in thousands)
Royalty Revenue	$46,364	$51,875
Research and development	90,636	78,171
General and administrative	19,984	15,703
Other income (expense), net	549	1,222
Income tax benefit	—	10,404

Royalty Revenue

We recognized royalty revenue of $46.4 million during the six months ended March 31, 2022 as compared to $51.9 million during the six months ended March 31, 2021. The $5.5 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales on a year to date basis as compared to the comparable period in 2021.

Research and development expenses

	Six Months Ended
	March 31,
	2022	2021
	(in thousands)
R&D programs:
Virology	$78,434	$54,469
Liver disease (non-viral)	11,101	22,085
Other	1,101	1,617
Total research and development expenses	$90,636	$78,171

The level of research and development expenses for the six months ended March 31, 2022 increased by $12.5 million compared to the same period in 2021. The increase was primarily driven by an increase in manufacturing costs in support of our clinical studies in our virology program, partially offset by a decrease in clinical trial expenses in our liver disease program.

General and administrative expenses

General and administrative expenses increased by $4.3 million for the six months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in headcount and related compensation expense in support of expansion of our research and development operations.

Income tax benefit

For the six months ended March 31, 2022 and 2021, we recorded no income tax expense and an income tax benefit of $10.4 million, respectively. We recorded an income tax benefit in the prior year due to a federal net operating loss carryback available under the CARES Act for our fiscal year 2021 which is no longer available after September 30, 2021.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At March 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $322.5 million, compared to $352.4 million at September 30, 2021.

The following table shows a summary of our cash flows for the six months ended March 31, 2022 and 2021:

	Six Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$(39,646)	$(19,469)
Investing activities	10,446	8,013
Financing activities	12,983	1,451
Net decrease in cash, cash equivalents and restricted cash	$(16,217)	$(10,005)

Net cash used in operating activities

Cash used in operating activities was $39.6 million for the six months ended March 31, 2022 as compared to cash used in operating activities of $19.5 million for the same period in 2021. Our cash used in operating activities increased $20.2 million, driven by an increase in research and development costs incurred year-over-year which was partially offset by a federal tax refund of $8.5 million received in 2022.

For the foreseeable future, we expect to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided by investing activities

Cash provided by investing activities was $10.4 million for the six months ended March 31, 2022 as compared to cash provided by investing activities of $8.0 million for the same period in 2021. Our cash provided by investing activities increased $2.4 million, driven by timing of purchases, sales and maturities of marketable securities in 2022 compared to 2021.

Net cash provided by financing activities

Cash provided by financing activities was $13.0 million for the six months ended March 31, 2022 as compared to cash provided by financing activities of $1.5 million for the same period in 2021. Our cash provided by financing activities increased $11.5 million, driven by an increase in stock option exercises due to an increase in our stock price year-over-year.

Funding requirements

As of March 31, 2022 we had $322.5 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

During the six months ended March 31, 2022, we exercised our option to extend our lease located at 500 Arsenal Street in Watertown, Massachusetts for an additional 5 years through September 1, 2027. The updated minimum lease payments through the remainder of the lease totaled $20.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $322.5 million at March 31, 2022 consisting of cash, money market funds, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the six months ended March 31, 2022, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our common stock, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth immediately following this summary, which is qualified in its entirety by that more complete statement. You should carefully read the entire statement and “Risk Factors” when considering the risks and uncertainties as part of your evaluation of an investment in our common stock.

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
•
There are many companies developing potential therapies for RSV, SARS-CoV-2, HBV and hMPV, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.
•
In most of the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
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
•
Continued changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continuing operating losses in fiscal 2022 and in future periods unless we develop other sources of revenue.
•
Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies, which will likely result in continuing operating losses.
•
Clinical drug development for viral infections and liver diseases involves a lengthy and expensive process with uncertain timelines, uncertain outcomes and evolving clinical endpoints for regulatory approvals. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.
•
None of our product candidates in our clinical development pipeline has yet to advance beyond completion of Phase 2 clinical trials.
•
Some of our clinical trials may be delayed due to the continuing impact of COVID-19 on the ability of trial sites to conduct their operations and recruit trial subjects, as well as its potential impact on the future incidence of RSV during the pandemic.
•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, SARS-CoV-2 or HBV, could also delay the time required to reach approval of one or more of our product candidates.
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
•
We cannot be certain that patents will be issued or granted with respect to our patent applications that are currently pending, or that issued or granted patents will not later be found to be invalid and/or unenforceable, be interpreted in a manner that does not adequately protect our products, or otherwise fail to provide us with any competitive advantage.
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

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Johnson & Johnson and ReViral (under agreement to be acquired by Pfizer) each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

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

The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We had to make modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. Now that almost all of our employees are vaccinated and levels of COVID-19 infection in Eastern Massachusetts have declined substantially, we have our laboratory operations back at full capacity and other operations have started to return to more on-site activity. Notwithstanding these recent trends, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new SARS-CoV-2 variants, including the Omicron and Omicron BA.2 variants, could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. As a result, we may experience new disruptions to our business operations and our business could be materially adversely affected further, directly or indirectly, by the ongoing COVID-19 pandemic, which has spread to the countries in which we, our contract manufacturers, our preclinical and clinical research contractors and our collaborators in clinical research do business. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals may continue to take additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures may continue to disrupt normal business operations both inside and outside of affected areas and have had significant negative impacts on healthcare and other businesses worldwide.

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for our Phase 2b ARGON-2 study of EDP-305 in NASH patients and Part 2 of our Phase 1a/1b study of EDP-514 in NUC-suppressed HBV patients in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the COVID-19 pandemic, including lock-downs, mask mandates, social distancing and other mitigation steps to manage the COVID-19 pandemic have significantly reduced the incidence of RSV and other respiratory illnesses worldwide. We have made extensive efforts to expand our clinical sites beyond North America, including sites across Europe, the Asia-Pacific and the Southern Hemisphere, to be ready when RSV infection fully re-emerges, but we cannot predict when that may occur. These impacts of COVID-19 could continue to affect the future course of our RSV studies and delay their timelines.

During 2022 and 2021, COVID-19 has also impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments compared with pre-COVID-19 levels. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

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

We reported a net loss for the six months ended March 31, 2022 and for the fiscal year ended September 30, 2021, primarily due to the impact of COVID-19 on our royalty revenues and increased levels of research and development expense as we progress our wholly-owned programs. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of diminishing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in this fiscal year and in future periods unless we develop other sources of revenue.

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

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of COVID-19 has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies will be further impacted by the pandemic. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter. If combined with any continuation of the recent trend of reduced royalty revenue, such a trend would likely result in operating losses in the coming year and in future periods, unless we develop other sources of revenue.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, as well as other employees and consultants. For example, Nathalie Adda, M.D., our Senior Vice President and Chief Medical Officer retired in April 2022, and she has agreed to be available on a consulting basis for a brief period thereafter. While we have initiated a search for her replacement, it is uncertain when we will recruit that person. Although neither Dr. Luly nor Dr. Or has informed us to date that either individual expects to retire or resign in the near future, the loss of the services of either of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

In our RSV program, we are developing inhibitors of the N-protein and L-protein. No inhibitor of the RSV N or L-protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N-protein or L-protein inhibitor in large scale studies or in the general population. In addition, the principal target populations in RSV, namely infants, the elderly, and the immunocompromised, represent sensitive patient populations that could be more prone to adverse effects of therapy.

In our HBV program, we have developed modulators of capsid assembly, also known as core inhibitors. No capsid assembly modulators have advanced beyond Phase 2 clinical studies, and thus we are not able to predict what adverse effects may arise in longer studies conducted in larger populations. In addition, no mechanisms or combination of mechanisms with a finite treatment duration have resulted in a sustained viral response, so it is unknown what role a core inhibitor mechanism may play in HBV therapy.

In our SARS-CoV-2 program, we have designed EDP-235 as a 3CL protease inhibitor specifically for the SARS-CoV-2 virus. We recently started testing EDP-235 in humans and, therefore, any short-term potential side effects are unknown. While scientific understanding of the longer-term effects of COVID-19 are still emerging and being studied, it may be difficult to determine whether any unexpected downstream effects after treatment with EDP-235 are due to that drug or the infection itself.

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

Product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical studies and early-stage and late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could make the results of planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, which could delay completion of clinical trials, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenues.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our then ongoing studies, we paused recruitment and dosing as a result of the COVID-19 pandemic in March 2020, but we were able to resume the studies in July 2020. The pause in these studies delayed their completion, and it is uncertain whether any of our other ongoing studies may be subject to further disruptions due to the ongoing pandemic. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through March 31, 2022, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.9 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $71.18 per common share as of March 31, 2022, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $26.8 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, we had 20.6 million shares of common stock outstanding. In addition, as of March 31, 2022, we had 4.1 million and 0.4 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1*	Form of Consulting Agreement (Amended and Restated), Nathalie Adda	—	—	—	—	X

10.2	2019 Equity Incentive Plan (as amended through March 3, 2022)	8-K	03/08/2022	10.1	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

						X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10(iv) of Regulation s-K. The Company has determined that such omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

* Management contract or compensatory plan, contract or agreement.

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 9, 2022

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)