Form 10-Q
period 2022-06-30
ENANTA PHARMACEUTICALS INC
filed 2022-08-08
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 20,724,868 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,367	$57,206
Short-term marketable securities	224,921	186,796
Accounts receivable	19,479	23,576
Prepaid expenses and other current assets	11,540	14,188
Income tax receivable	28,728	37,255
Total current assets	313,035	319,021
Long-term marketable securities	39,427	108,416
Property and equipment, net	4,588	5,943
Operating lease, right-of-use assets	23,493	4,711
Restricted cash	3,968	608
Other long-term assets	703	92
Total assets	$385,214	$438,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,245	$9,540
Accrued expenses and other current liabilities	19,191	22,429
Operating lease liabilities	2,599	4,203
Total current liabilities	23,035	36,172
Operating lease liabilities, net of current portion	22,209	1,126
Series 1 nonconvertible preferred stock	1,506	1,506
Other long-term liabilities	441	558
Total liabilities	47,191	39,362
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,720 and 20,238 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	207	202
Additional paid-in capital	388,267	351,033
Accumulated other comprehensive loss	(3,620)	(382)
(Accumulated deficit) retained earnings	(46,831)	48,576
Total stockholders' equity	338,023	399,429
Total liabilities and stockholders' equity	$385,214	$438,791

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Royalty revenue	$19,479	$21,624	$65,843	$73,499
Operating expenses:
Research and development	39,090	46,994	129,726	125,165
General and administrative	12,929	8,477	32,913	24,180
Total operating expenses	52,019	55,471	162,639	149,345
Loss from operations	(32,540)	(33,847)	(96,796)	(75,846)
Other income:
Other income, net	393	439	942	1,661
Total other income, net	393	439	942	1,661
Loss before income taxes	(32,147)	(33,408)	(95,854)	(74,185)
Income tax benefit	447	9,384	447	19,788
Net loss	$(31,700)	$(24,024)	$(95,407)	$(54,397)

Net loss per share:
Basic	$(1.53)	$(1.19)	$(4.64)	$(2.70)
Diluted	$(1.53)	$(1.19)	$(4.64)	$(2.70)

Weighted average shares outstanding:
Basic	20,710	20,201	20,552	20,155
Diluted	20,710	20,201	20,552	20,155

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(31,700)	$(24,024)	$(95,407)	$(54,397)
Other comprehensive loss:
Net unrealized losses on marketable securities	(583)	(319)	(3,238)	(1,108)
Total other comprehensive loss	(583)	(319)	(3,238)	(1,108)
Comprehensive loss	$(32,283)	$(24,343)	$(98,645)	$(55,505)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at September 30, 2020	20,077	201	$326,963	$844	$127,572	$455,580
Exercise of stock options	33	—	833	—	—	833
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	4,883	—	—	4,883
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(8,328)	(8,328)
Balances at December 31, 2020	20,142	$201	$332,145	$405	$119,244	$451,995
Exercise of stock options	43	1	1,151	—	—	1,152
Stock-based compensation expense	—	—	5,280	—	—	5,280
Other comprehensive loss	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(22,045)	(22,045)
Balances at March 31, 2021	20,185	$202	$338,576	$55	$97,199	$436,032
Exercise of stock options	26	—	686	—	—	686
Stock-based compensation expense	—	—	5,475	—	—	5,475
Other comprehensive loss	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	(24,024)	(24,024)
Balances at June 30, 2021	20,211	$202	$344,737	$(264)	$73,175	$417,850

				Accumulated	(Accumulated
			Additional	Other	Deficit)	Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at September 30, 2021	20,238	202	$351,033	$(382)	$48,576	$399,429
Exercise of stock options	248	2	10,407	—	—	10,409
Vesting of restricted stock units, net of withholding	20	1	(778)	—	—	(777)
Stock-based compensation expense	—	—	6,062	—	—	6,062
Other comprehensive loss	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	(30,115)	(30,115)
Balances at December 31, 2021	20,506	$205	$366,724	$(1,006)	$18,461	$384,384
Exercise of stock options	97	1	3,801	—	—	3,802
Vesting of restricted stock units, net of withholding	15	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,471	—	—	6,471
Other comprehensive loss	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	(33,592)	(33,592)
Balances at March 31, 2022	20,618	$206	$376,545	$(3,037)	$(15,131)	$358,583
Exercise of stock options	102	1	4,119	—	—	4,120
Stock-based compensation expense	—	—	7,603	—	—	7,603
Other comprehensive loss	—	—	—	(583)	—	(583)
Net loss	—	—	—	—	(31,700)	(31,700)
Balances at June 30, 2022	20,720	$207	$388,267	$(3,620)	$(46,831)	$338,023

The accompanying notes are an integral part of these consolidated financial statements

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(95,407)	$(54,397)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	20,136	15,638
Depreciation and amortization expense	2,318	2,528
Premium paid on marketable securities	(846)	(3,427)
Amortization of premium on marketable securities	1,118	1,516
Change in operating assets and liabilities:
Accounts receivable	4,097	1,868
Prepaid expenses and other current assets	2,648	1,518
Income tax receivable	8,527	(17,529)
Operating lease, right-of-use assets	3,932	4,019
Accounts payable	(8,555)	195
Accrued expenses	(3,253)	3,671
Operating lease liabilities	(3,235)	(4,343)
Other long-term assets	(611)	—
Other long-term liabilities	(117)	(232)
Net cash used in operating activities	(69,248)	(48,975)
Cash flows from investing activities
Purchase of marketable securities	(162,714)	(307,949)
Proceeds from maturities and sale of marketable securities	190,068	272,974
Purchase of property and equipment	(688)	(717)
Net cash provided by (used in) investing activities	26,666	(35,692)
Cash flows from financing activities
Proceeds from exercise of stock options	18,331	2,671
Payments for settlement of share-based awards	(1,228)	(534)
Net cash provided by financing activities	17,103	2,137
Net decrease in cash, cash equivalents and restricted cash	(25,479)	(82,530)
Cash, cash equivalents and restricted cash at beginning of period	57,814	87,739
Cash, cash equivalents and restricted cash at end of period	$32,335	$5,209
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$412	$16
Operating lease liabilities arising from obtaining right-of-use assets	$22,984	$3,057

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs for the treatment of viral infections and liver diseases. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET®(ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2, hepatitis B virus (“HBV”) and human metapneumovirus (“hMPV”).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the SARS-CoV-2 virus. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. During the second half of fiscal 2020 and through June 30, 2022, AbbVie experienced a decline in HCV sales compared to prior years as a result of a reduction in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic.

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2022 and for the three and nine months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and nine months ended June 30, 2022 and 2021 and cash flows for the nine months ended June 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of June 30, 2022. Actual results could differ from the Company’s estimates.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2022 and September 30, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$13,554	$—	$—	$13,554
Marketable securities:
U.S. Treasury notes	97,176	—	—	97,176
Corporate bonds	—	83,947	—	83,947
Commercial paper	—	83,225	—	83,225
	$110,730	$167,172	$—	$277,902
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	$1,506
	$—	$—	$1,506	$1,506

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$54,819	$—	$—	$54,819
Marketable securities:
U.S. Treasury notes	83,038	—	—	83,038
Corporate bonds	—	124,703	—	124,703
Commercial paper	—	87,471	—	87,471
	$137,857	$212,174	$—	$350,031
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	1,506
	$—	$—	$1,506	$1,506

During the nine months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a rollforward of the aggregate fair values of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
Balance, September 30, 2021	$1,506
Change in fair value of nonconvertible preferred stock	—
Balance, June 30, 2022	$1,506

4. Marketable Securities

As of June 30, 2022 and September 30, 2021, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$98,389	$—	$(1,213)	$—	$97,176
Corporate bonds	85,969	—	(2,022)	—	83,947
Commercial paper	83,225	—	—	—	83,225
	$267,583	$—	$(3,235)	$—	$264,348

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$124,678	$93	$(68)	$—	$124,703
Commercial paper	87,471	—	—	—	87,471
U.S. Treasury notes	83,061	3	(26)	—	83,038
	$295,210	$96	$(94)	$—	$295,212

As of June 30, 2022 and September 30, 2021, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $39,427 and $108,416, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other current liabilities, as well as other long-term liabilities, consisted of the following as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
	(in thousands)
Accrued expenses:
Accrued pharmaceutical drug manufacturing	$7,614	$8,402
Accrued research and development expenses	4,169	6,062
Accrued payroll and related expenses	4,849	6,094
Accrued professional fees	1,443	700
Accrued other	1,116	1,171
	$19,191	$22,429

Other long-term liabilities:
Uncertain tax positions	$87	$558
Asset retirement obligation	354	—
	$441	$558

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,188,000 through June 30, 2022. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

7. Series 1 Nonconvertible Preferred Stock

As of June 30, 2022, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheet.

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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2022:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2021	3,852	$48.61	6.4	$49,173
Granted	764	71.97
Exercised	(447)	41.05
Forfeited	(149)	67.64
Outstanding as of June 30, 2022	4,020	$53.19	6.2	$19,959
Options vested and expected to vest as of June 30, 2022	4,020	$53.19	6.2	$19,959
Options exercisable as of June 30, 2022	2,543	$48.94	5.0	$18,230

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending June 30, 2022:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	111	$49.31	111	$31.26
Granted	33	77.39	33	54.80
Vested	(5)	61.59	(18)	40.13
Cancelled	(41)	39.55	(28)	18.62
Unvested at June 30, 2022	98	$53.95	98	$35.57

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2021	117	$43.57
Granted	138	75.33
Vested	(29)	43.57
Cancelled	(25)	59.86
Unvested at June 30, 2022	201	$63.29

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2022 and 2021 the Company recognized the following stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$2,202	$2,569	$7,496	$7,525
General and administrative	5,401	2,906	12,640	8,113
	$7,603	$5,475	$20,136	$15,638

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$5,079	$4,555	$14,790	$13,418
Performance stock units	1,559	198	1,930	198
rTSRUs	207	405	1,171	1,126
Restricted stock units	758	317	2,245	896
	$7,603	$5,475	$20,136	$15,638

During the three and nine months ended June 30, 2022, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of June 30, 2022, the Company had an aggregate of $57,897 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

9. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Basic net loss per share:
Numerator:
Net loss	$(31,700)	$(24,024)	$(95,407)	$(54,397)
Denominator:
Weighted average common shares outstanding —basic	20,710	20,201	20,552	20,155
Net loss per share common share—basic	$(1.53)	$(1.19)	$(4.64)	$(2.70)
Diluted net loss per share:
Numerator:
Net loss	$(31,700)	$(24,024)	$(95,407)	$(54,397)
Denominator:
Weighted average common shares outstanding —basic	20,710	20,201	20,552	20,155
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding —diluted	20,710	20,201	20,552	20,155
Net loss per share common share—diluted	$(1.53)	$(1.19)	$(4.64)	$(2.70)
Anti-dilutive common stock equivalents excluded from above	4,582	4,322	5,558	6,468

The impact of certain common stock equivalents was excluded from the computation of diluted net loss per share for the periods in which the Company incurred a net loss since the impact of such common stock equivalents would have been anti-dilutive.

10. Income Taxes

For the three and nine months ended June 30, 2022, the Company recorded an income tax benefit of $447 due to release of a state tax reserve during the period. For the three and nine months ended June 30,2021, the Company recorded an income tax benefit of $9,384 and $19,788, respectively, due to the Company’s ability and intent to carryback its 2021 fiscal year tax loss under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law in March 2020. As of June 30, 2022, the Company recorded an income tax receivable of $28,728 consisting of an estimated federal net operating loss carryback for fiscal 2021 for which the Company has filed for a refund.

As of June 30, 2022, the Company has recorded a valuation allowance against all of its net deferred tax assets. The Company continues to believe it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company’s expenses are increasing as it continues to progress its wholly-owned research and development programs, while its royalty revenues from the AbbVie Agreement are not increasing.

11. Commitments and Contingencies

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. For example, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the '953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ‘953 patent. The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

The Company currently is not a party to any other litigation.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains officers and directors insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2022.

12. Leases

On November 19, 2021, the Company exercised its option to extend the lease term of its existing office and laboratory space at 500 Arsenal Street for an additional 5 years through September 1, 2027. The Company accounted for the extension as a modification and re-assessed the classification of the lease as an operating lease. The total remeasurement of the lease resulted in an increase in the right-of-use asset and lease liability of $15,076. The updated minimum lease payments related to the 500 Arsenal Street lease as a result of the extension totaled $20,342.

On May 12, 2022, the Company entered into a new lease agreement with its existing landlord for laboratory and office space in Watertown, Massachusetts adjacent to its 400 Talcott Avenue premises in order to accommodate its growing headcount. The new lab and office space will be located at Arsenal on the Charles in Watertown, Massachusetts at a to-be-constructed facility. The Company will rent approximately seventy-three thousand square feet of space over a ten-year period. The Company expects to gain access to the space to perform tenant improvements beginning in October 2023. The lease also contains a tenant improvement allowance of $15,194. The estimated minimum lease payments as a result of the new lease total $76,470. The Company will account for the lease as a right-of-use asset and lease liability upon obtaining access to the building. During the three months ended June 30, 2022, the Company paid a lease deposit of $560 which was classified as a long-term asset on the consolidated balance sheet. In addition, during the three months ended June 30, 2022, the Company established a money market account collateralizing a letter of credit issued as a security deposit of $3,360 which is classified as long-term restricted cash on the consolidated balance sheet.

In conjunction with the new lease agreement at Arsenal on the Charles, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to the date when the Arsenal on the Charles facility is completed and ready for the Company's occupancy. The construction of the Arsenal on the Charles facility is being conducted by the landlord and it is expected that the facility will be ready for the Company's tenant improvement buildout in October 2023. As the construction of the facility and the timing of completion is not in the control of the Company, the Company will remeasure the lease term for financial accounting purposes at the time the contingency regarding occupancy lapses.

During the three months ended June 30, 2022, the Company also amended its existing lease at 400 Talcott Avenue, which is part of the Arsenal on the Charles campus, to add approximately twenty thousand square feet of additional office space and extend the lease term through May 2034 to coincide with the lease end date of the to-be-constructed facility at Arsenal on the Charles. The amended lease also includes a tenant improvement allowance from the landlord of up to $2,574. The lease amendment was accounted for as a modification during the three months ended June 30, 2022 and resulted in an increase in the right-of-use asset and liability of $7,425 to reflect occupancy in the first-floor space and the extension of the lease term through May 2034. The Company obtained access to the third-floor space in July 2022 at which point, the Company will capitalize a right-of-use asset and liability of approximately $749.

Future annual minimum lease payments under the Company's leases as of June 30, 2022, including the Arsenal on the Charles to be constructed facility, are as follows:

Years ended September 30,	(in thousands)
2023	4,738
2024	6,690
2025	12,003
2026	12,363
2027	12,396
Thereafter	65,726
Total future minimum lease payments	$113,916

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
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide; and
•
Human metapneumovirus, or hMPV, a virus that is the second most common cause of lower respiratory tract infections in children behind RSV, with reinfection occurring throughout life.

We had $292.7 million in cash, cash equivalents and short-term and long-term marketable securities at June 30, 2022. In fiscal 2021, we earned $97.1 million and $65.8 million during the nine months ended June 30,2022 in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs for the next two years.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2, HBV and hMPV:

•
RSV: We have a clinical stage program for RSV, for which the lead asset is EDP-938, a potent N-protein inhibitor of activity of both major subgroups of RSV. EDP-938 has Fast Track designation from the U.S. Food and Drug Administration (FDA). In addition, we recently announced a clinical candidate, EDP-323, which is an inhibitor of the RSV L-protein.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory to understand better viral response in the context of RSV infection. These studies were conducted in otherwise healthy adults. The first study was the challenge study, which was reported out in mid-2019. The second study, known as RSVP, was designed to confirm the challenge study findings in an adult outpatient population with community-acquired RSV infection in order to provide us additional information on symptom alleviation and viral load decline. In May 2022, we announced topline results for RSVP, noting that EDP-938 did not meet the primary endpoint of reduction in total symptom score compared to placebo, or the secondary antiviral endpoints. However, a statistically significant difference in the number of subjects achieving undetectable RSV RNA at the end of treatment at Day 5 was observed with EDP-938 compared to placebo (p=0.033). Further, EDP-938 demonstrated a favorable safety profile, consistent with that observed in approximately 500 subjects exposed to date. Based on the growing safety profile of EDP-938 and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, we believe that EDP-938 merits further study. We continue to believe that EDP-938 has the greatest potential to show optimal efficacy in high-risk populations, as these patients have reduced RSV immunity which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. We are continuing to evaluate EDP-938 in high-risk populations in the following ongoing and planned clinical studies, including pediatric patients, adult hematopoietic stem cell recipients and high-risk adults, all of which have the most significant unmet need:
▪
RSVPEDs: We have initiated a Phase 2 RSV study called RSVPEDs in pediatric patients. In this dose-ranging, randomized, double-blind, placebo-controlled study, we plan to enroll 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, including both hospitalized and non-hospitalized patients who will be dosed in up to four age cohorts and will receive EDP-938 or a placebo for five days. The study will be conducted in two parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the age cohorts, with a primary endpoint of antiviral activity.
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
▪
RSV-High Risk: Later this year we are planning to initiate another Phase 2b study in high-risk adults, including the elderly and those who have asthma, chronic obstructive pulmonary disease (COPD), or congestive heart failure.
o
The prevalence of RSV has not yet returned to typical levels nor is it following any normal seasonal pattern since the COVID-19 pandemic began. The future incidence and timing of RSV infections remains highly unpredictable and thus may continue to impact enrollment in our ongoing RSV trials.
o
EDP-323 - L-protein Inhibitor Candidate: Our newest clinical candidate for RSV is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown nanomolar potency against RSV-A and RSV-B in vitro and is not expected to have cross-resistance to other classes of inhibitors. EDP-323 has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations. We plan to initiate a Phase 1 study of EDP-323 in the second half of calendar 2022.
•
COVID-19: We have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. Our first clinical candidate for COVID-19 is EDP-235, an oral inhibitor of coronavirus 3CL protease, also referred to as the main coronavirus protease, or Mpro, which has been granted Fast Track designation from the FDA. In addition to SARS-CoV-2, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future.
o
EDP-235 - Protease Inhibitor Candidate – In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics, or PK, of oral EDP-235 in single ascending doses (SAD) and multiple ascending doses (MAD) for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated up to 400 mg for seven days with strong exposure multiples over the EC90, which is a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro. EDP-235 200 mg taken once daily with food resulted in mean trough plasma levels at steady state that were 3-fold and 6-fold over the plasma-protein-adjusted EC90 for the Alpha variant and Delta variant, respectively, while 400 mg resulted in levels that were 6-fold and 12-fold over the plasma-protein-adjusted EC90 for the respective variants. These target exposure multiples were achieved without the need for ritonavir boosting and its associated drug-drug interactions. EDP-235 is projected to have four times higher drug levels in lung tissue compared to plasma, which would be expected to drive the 400 mg multiples to 24-fold and 48-fold for the respective variants. Adverse events were infrequent and mild. Based on these positive data, we are targeting a fourth quarter initiation of a Phase 2 study exploring doses of 200 mg and 400 mg once-daily, pending review with the FDA.
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
o
EDP-514 - Core Inhibitor Candidate - In June 2022, final data from two of our Phase 1b studies of EDP-514 were presented at The International Liver CongressTM 2022. EDP-514, which has Fast Track designation from the FDA, has been shown to be safe and potent in two different chronic HBV patient populations – those who have a high viral load, whom we refer to as viremic patients, and those who are on a treatment with a nucleoside reverse transcriptase inhibitor, whom we refer to as NUC-suppressed patients. Based on these data, we remain convinced that EDP-514 has the potential to be a best-in-class core inhibitor for HBV.
•
hMPV: Since announcing our new drug discovery effort for human metapneumovirus, or hMPV, in January 2020, we have been optimizing nanomolar inhibitor leads against this virus and are working toward selecting our first clinical candidate for this indication later in the first half of 2023.

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

COVID-19 Update

The current COVID-19 pandemic has presented substantial challenges for public health and economies around the world, and it is affecting our clinical trials, our royalty revenues received from AbbVie, and our business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and public health actions taken to contain it and roll out vaccinations worldwide, as well as the cumulative economic impact of all of these factors. Additionally, as new, more infectious variants emerge, such as the Omicron variants, it is possible that the impact of the pandemic on our business may continue or change.

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

Our third-party contract manufacturing partners continue to operate at or near normal levels producing drug substance and drug product for our research and clinical development programs, so we currently do not anticipate any material interruptions in our supply chain, but it is possible that may change. In addition, the mitigation steps to manage the COVID-19 pandemic in the past two years have suppressed the global incidence of RSV and respiratory illnesses other than COVID-19, which has adversely affected enrollment in our RSV studies. We also continue to experience a variety of more minor interruptions and complications in our clinical trials, such as limitations in clinical trial supplies other than drug product, as well as local changes in COVID-19 impacts at individual trial sites. While our ongoing trials are proceeding, it is unclear what further impact, if any, the COVID-19 pandemic may have on the timeline for enrollment and/or completion of all or any of our clinical trials.

Regarding our royalty revenue, we have continued to report lower royalty revenue during our fiscal 2021 and into 2022 as compared to periods ending before March 2020 due to the worldwide impact of the COVID-19 pandemic. The pandemic resulted in a decline in patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET.

While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs for the next two years with the current level of royalty revenue and our existing cash and short-term and long-term investments, which totaled $292.7 million at June 30, 2022.

Please see Item 1A “Risk Factors” in this Form 10-Q for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds for the treatment of viral infections and liver diseases. We currently have two Phase 2 studies ongoing for our wholly-owned program in RSV and one Phase 1 study in our SARS-CoV-2 program. We are also progressing other compounds into preclinical development in our RSV, SARS-CoV-2 and HBV programs, as well as pursuing drug discovery efforts in hMPV.

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

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses to fluctuate from period to period. However, in the coming years, we expect our research and development expenses generally to increase as our wholly-owned programs advance.

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

The following table summarizes our operating expenses for the three and nine months ended June 30, 2022 and 2021:

Operating Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$39,090	$46,994	$129,726	$125,165
General and administrative	12,929	8,477	32,913	24,180
Total operating expenses	$52,019	$55,471	$162,639	$149,345

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
•
laboratory consumables;
•
allocated facility-related costs; and
•
third-party license fees.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. The remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early-stage research and drug discovery projects. Our internal resources, employees, and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will continue to increase in the future as we advance our research and development programs.

Our research and drug discovery and development programs are in the early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments, particularly in the context of the COVID-19 pandemic, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits, and stock-based compensation, for our executive, finance, business and corporate development, and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors and officers’ liability insurance premiums, and professional fees for auditing, tax, and legal services and patent expenses.

We expect that general and administrative expenses will increase in the future primarily due to the ongoing expansion of our operating activities in support of our research and development programs, as well as potential additional costs associated with operating a growing publicly traded company.

Other Income, Net

Other income, net consists of interest and investment income and any change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances as well as interest earned on any refunds received from tax authorities. Investment income consists of the amortization or accretion of any purchased premium or discount on our short-term and long-term marketable securities. The change in fair value of our Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument.

Income Tax Benefit

The income tax benefit is generally the result of federal and state tax benefits, releases of tax reserves or tax refunds due as a result of tax losses generated in the period which are able to be carried back to prior years under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The benefit of the CARES Act is not available beginning in fiscal 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30,
	2022	2021
	(in thousands)
Royalty revenue	$19,479	$21,624
Research and development	39,090	46,994
General and administrative	12,929	8,477
Other income, net	393	439
Income tax benefit	447	9,384

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

We recognized royalty revenue of $19.5 million during the three months ended June 30,2022 as compared to $21.6 million during the three months ended June 30, 2021. The $2.1 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2021. HCV patient volumes continue to remain below pre-COVID-19 levels.

Research and development expenses

	Three Months Ended
	June 30,
	2022	2021
	(in thousands)
R&D programs:
Virology	$34,042	$34,947
Liver disease (non-viral)	4,540	11,442
Other	508	605
Total research and development expenses	$39,090	$46,994

The level of research and development expenses for the three months ended June 30,2022 decreased by $7.9 million compared to the same period in 2021. The decrease was primarily driven by a decrease in clinical trial costs due to timing of our studies in our virology and liver disease programs. For our virology program, we had two Phase 2 studies of EDP-938 in RSV during the quarter and one Phase 1 study of EDP-235 in our COVID-19 program which was initiated during the second quarter of 2022. For our liver disease program, we announced in October 2021 that we would not continue to develop our FXR agonists for non-alcoholic steatohepatitis and instead are pursuing an out-license strategy for further development. Expenses related to this program are expected to continue to decline as we close out the development program. In the prior year, we had two Phase 1 clinical studies of EDP-514 in chronic HBV patients and three Phase 2 studies of EDP-938 in RSV in our virology program as well as two clinical studies in our liver disease program.

In the near term, our clinical trial expenses could fluctuate if the impact of the COVID-19 pandemic continues through calendar 2022 and negatively impacts patient recruitment and monitoring. In the coming years, we expect our research and development expenses to increase as our wholly-owned programs advance, subject to any longer-term impact of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $4.5 million for the three months ended June 30,2022 compared to the same period in 2021. The increase was primarily due to increases in headcount and related compensation expense in support of expansion of our research and development operations.

Other income, net

Other income, net, decreased less than $0.1 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease was due to lower invested cash balances as of June 30, 2022 as compared to the prior year.

Income tax benefit

For the three months ended June 30, 2022 and 2021, we recorded an income tax benefit of $0.4 million and $9.4 million, respectively. We recorded an income tax benefit in the three months ended June 30, 2022 due to a release of a state tax reserve during the period while in the prior period, we recorded a tax benefit due to a federal net operating loss carryback available under the CARES Act for our fiscal year 2021, which is no longer available after September 30, 2021. We continue to record a valuation allowance against substantially all of our deferred tax assets as it is more likely than not that those tax benefits will not be realized in the future.

Results of Operations

Comparison of the Nine Months Ended June 30, 2022 and 2021

	Nine Months Ended
	June 30,
	2022	2021
	(in thousands)
Royalty Revenue	$65,843	$73,499
Research and development	129,726	125,165
General and administrative	32,913	24,180
Other income, net	942	1,661
Income tax benefit	447	19,788

Royalty Revenue

We recognized royalty revenue of $65.8 million during the nine months ended June 30, 2022 as compared to $73.5 million during the nine months ended June 30, 2021. The $7.7 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales on a year to date basis as compared to the comparable period in 2021.

Research and development expenses

	Nine Months Ended
	June 30,
	2022	2021
	(in thousands)
R&D programs:
Virology	$112,476	$89,416
Liver disease (non-viral)	15,641	33,527
Other	1,609	2,222
Total research and development expenses	$129,726	$125,165

The level of research and development expenses for the nine months ended June 30, 2022 increased by $4.6 million compared to the same period in 2021. The increase was primarily driven by an increase in manufacturing costs in support of our clinical studies in our virology program, partially offset by a decrease in clinical trial expenses in our virology and liver disease programs.

General and administrative expenses

General and administrative expenses increased by $8.7 million for the nine months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in headcount and related compensation expense in support of expansion of our research and development operations.

Income tax benefit

For the nine months ended June 30, 2022 and 2021, we recorded an income tax benefit of $0.4 million and $19.8 million, respectively. We recorded an income tax benefit in the nine months ended June 30, 2022 due to a release of a state tax reserve during the period and recorded an income tax benefit in the prior period due to a federal net operating loss carryback available under the CARES Act for our fiscal year 2021, which is no longer available after September 30, 2021.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At June 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $292.7 million, compared to $352.4 million at September 30, 2021.

The following table shows a summary of our cash flows for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$(69,248)	$(48,975)
Investing activities	26,666	(35,692)
Financing activities	17,103	2,137
Net decrease in cash, cash equivalents and restricted cash	$(25,479)	$(82,530)

Net cash used in operating activities

Cash used in operating activities was $69.2 million for the nine months ended June 30, 2022 as compared to cash used in operating activities of $49.0 million for the same period in 2021. Our cash used in operating activities increased $20.3 million, driven by an increase in research and development costs incurred year-over-year which was partially offset by a federal tax refund of $8.5 million received in 2022.

For the foreseeable future, we expect to continue to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $26.7 million for the nine months ended June 30, 2022 as compared to cash used in investing activities of $35.7 million for the same period in 2021. Our cash provided by investing activities increased $62.4 million, driven by timing of purchases, sales and maturities of marketable securities in 2022 compared to 2021.

Net cash provided by financing activities

Cash provided by financing activities was $17.1 million for the nine months ended June 30, 2022 as compared to cash provided by financing activities of $2.1 million for the same period in 2021. Our cash provided by financing activities increased $15.0 million, driven by an increase in stock option exercises due to an increase in our stock price during the first half of 2022 compared to 2021.

Funding requirements

As of June 30, 2022 we had $292.7 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to meet our anticipated cash requirements for the next two years. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
costs associated with prosecuting our patent infringement suit regarding use of a coronavirus 3CL protease inhibitor in Paxlovid, Pfizer's antiviral treatment for COVID-19;
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

During the nine months ended June 30, 2022, we exercised our option to extend our lease located at 500 Arsenal Street in Watertown, Massachusetts for an additional 5 years through September 1, 2027. The updated minimum lease payments through the remainder of the lease totaled $20.3 million.

We also entered into a new lease agreement for lab and office space in Watertown, Massachusetts in order to accommodate our growing headcount and amended our existing lease agreement at 400 Talcott Avenue for additional office space. The new lab and office space will be located at Arsenal on the Charles in Watertown, Massachusetts at a to-be-constructed facility. We will rent approximately seventy-three thousand square feet of space over a 10 year period which we expect to gain access to perform tenant improvements in October 2023. The lease also contains a tenant improvement allowance of $15.2 million. The estimated minimum lease payments as a result of the new lease total $76.5 million.

The 400 Talcott Avenue lease was also amended to add approximately twenty thousand square feet of additional office space and extend the lease term through May 2034 to coincide with the lease end date of the to be constructed facility at Arsenal on the Charles. We expect to spend approximately $7.6 million in capital expenses for the additional space, which primarily relate to tenant improvements. We are also eligible to receive a tenant improvement allowance from the landlord of up to $2.5 million.

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements and subject to the completion of the to-be-constructed facility at Arsenal on the Charles are $4.7 million in 2023, $6.7 million in 2024, $12.0 million in 2025, $12.4 million in 2026, $12.4 million in 2027 and $65.7 million thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents and short-term and long-term marketable securities of $292.7 million at June 30, 2022 consisting of cash, money market funds, commercial paper, treasury notes and corporate bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 100 basis points would not be expected to have a material impact on our financial condition or results of operations.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development we will conduct clinical trials outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During the nine months ended June 30, 2022, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

b) Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2022, we completed the migration of our legacy accounting system to an Oracle platform. In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There were no other material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV, SARS-CoV-2, HBV and hMPV which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2, HBV and hMPV and other viral infections or diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and ReViral (acquired by Pfizer in June 2022) each have compounds in clinical development. A prophylactic, monoclonal-antibody-based treatment from MedImmune, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: Paxlovid, a 3CL protease inhibitor, and Molnupiravir, a polymerase inhibitor. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in Phase 2 or 3 studies including Atea, Shionogi, Toyama, and Todos as well as compounds in Phase 1 studies, including those from Pardes, Sorrento, Ascletis and Gilead and others in development in Asia.

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

We reported a net loss for the nine months ended June 30, 2022 and for the fiscal year ended September 30, 2021, primarily due to the impact of COVID-19 on our royalty revenues and increased levels of research and development expense as we progress our wholly-owned programs. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of diminishing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in this fiscal year and in future periods unless we develop other sources of revenue.

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

•
costs associated with prosecuting our patent infringement suit regarding the use of a coronavirus 3CL protease inhibitor in Paxlovid, Pfizer’s antiviral treatment for COVID-19;
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

Despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology, any of our intellectual property rights could be challenged or invalidated. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. The same could occur in our patent infringement suit recently brought against Pfizer regarding Paxlovid, its antiviral treatment for COVID-19, even though our ‘953 patent at issue does not cover EDP-235 or our other discovery efforts targeted at SARS-CoV-2. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or the applicable foreign counterpart, or made a misleading statement, during prosecution. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, other than in litigation like the Pfizer case, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Any loss of patent protection could have a material adverse impact on one or more of our product candidates and our business.

Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly, as may well be the case with the Pfizer suit, and may divert the efforts of our scientific and management personnel.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through June 30, 2022, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $5.2 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $47.27 per common share as of June 30, 2022, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $11.4 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, we had 20.7 million shares of common stock outstanding. In addition, as of June 30, 2022, we had 4.0 million and 0.4 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	Second Amendment to Lease made as of May 12, 2022 by and between ARE-500 Arsenal Street, LLC and the Company.	8-K	05/17/2022	10.1	001-35839

10.2	First Amendment to Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.2	001-35839

10.3	Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.3	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Date: August 8, 2022

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)