Form 10-K
period 2022-09-30
ENANTA PHARMACEUTICALS INC
filed 2022-11-23
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2022, based on the last reported sale price of the registrant’s common stock of $71.18 per share was $1,262,330,179. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2022 was 20,797,491 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders scheduled to be held on March 2, 2023, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2022 are incorporated by reference into Part III of this Form 10-K.

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

For the year ended September 30, 2022

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
•
Continued changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of reducing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continuing operating losses in future periods unless we develop other sources of revenue.
•
Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years due to our advancement of compounds into more clinical studies and any impact of inflation, which will likely result in continuing operating losses.
•
We will require substantial additional funding to achieve our goals. If we do not generate sufficient funding from our existing collaboration and any future collaborations, we will need to obtain additional funding to support our operations. A failure to obtain funding when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.
•
Clinical drug development for viral infections and liver diseases involves a lengthy and expensive process with uncertain timelines, uncertain outcomes and evolving clinical endpoints for regulatory approvals. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.
•
None of our product candidates in our clinical development pipeline has yet to advance beyond Phase 2 clinical trials.
•
Some of our clinical trials may be delayed due to the continuing impact of COVID-19 on the ability of trial sites to conduct their operations and recruit trial subjects, as well as its potential impact on the future incidence of RSV.
•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, SARS-CoV-2, HBV or hMPV could also delay the time required to reach approval of one or more of our product candidates.
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
•
We may choose to test any of our clinical candidates preclinically and/or clinically in combination with other compounds with different mechanisms of action. Any adverse results from such testing may have adverse consequences for the further development potential of not only the combination but also the clinical candidate itself as a monotherapy or in combination with other mechanisms of action.
•
The COVID-19 pandemic has had an impact on our business operations and it could continue to materially affect directly or indirectly, our business.
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

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs, with an emphasis on treatments for viral infections. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65;
•
SARS-CoV-2, the virus that causes COVID-19, as well as other coronaviruses, with estimates suggesting that COVID-19 has caused over 240,000 deaths and over 1.7 million hospitalizations in the U.S. in 2022 through October 29, with comparable, or at least significant, impact in other major populations of the world and with new variants still emerging;
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide; and
•
Human metapneumovirus, or hMPV, an important, relatively recently identified cause of respiratory tract infections, particularly in children, the elderly and immunocompromised individuals, with symptoms similar to RSV.

We had $278.5 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2022. In fiscal 2022, we earned $86.2 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs into approximately the fourth quarter of fiscal 2024.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2, HBV and hMPV:

•
RSV: We have a clinical stage program for RSV, with two compounds in clinical trials – EDP-938 and EDP-323. EDP-938, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B. It has been investigated in a Phase 2a challenge study and is currently in three ongoing Phase 2 studies, each in a different patient population. In addition, we recently announced the initiation of a Phase 1 clinical study of EDP-323, an inhibitor of the RSV L-protein.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory to understand better viral response in the context of RSV infection. These studies were conducted in otherwise healthy adults. The first study was the challenge study, which was reported out in mid-2019. The second study, known as RSVP, was designed to confirm the challenge study findings in an adult outpatient population with community-acquired RSV infection to provide additional information on symptom alleviation and viral load decline. In May 2022, we announced topline results for RSVP, noting that EDP-938 did not meet the primary endpoint of reduction in total symptom score compared to placebo, or the secondary antiviral endpoints. However, a statistically significant difference in the number of subjects achieving undetectable RSV RNA at the end of treatment at Day 5 was observed with EDP-938 compared to placebo (p=0.033). Further, EDP-938 demonstrated a favorable safety profile, consistent with that observed in approximately 500 subjects exposed to EDP-938 to date. Based on the growing safety profile of EDP-938 and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, EDP-938 merits continued study. We believe that EDP-938 continues to have the greatest potential to show optimal efficacy in high-risk populations, as these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. We are continuing to evaluate EDP-938 in high-risk populations in the following ongoing and planned clinical studies, including pediatric patients, adult hematopoietic stem cell recipients and high-risk adults, all of which have significant unmet need:

▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, will evaluate multiple ascending doses in up to four age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating the selected dose for antiviral activity.
▪
RSVTx: RSVTx is a Phase 2b study in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. We plan to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days and will be monitored for the incidence of lower respiratory tract complications within 28 days of enrollment.
▪
RSVHR: On October 3, 2022, we announced the initiation of a Phase 2b study called RSVHR in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with 800 mg of EDP-938 or placebo for five days and evaluated for 28 days thereafter. The primary endpoint of the study is time to resolution of RSV lower respiratory tract disease symptoms.
o
The prevalence of RSV has not been following any normal seasonal pattern since the COVID-19 pandemic began. The future incidence and timing of RSV infections remain highly unpredictable and thus may continue to impact enrollment in our ongoing Phase 2 RSV trials.
o
EDP-323 - L-protein Inhibitor Candidate: Our newest clinical candidate for RSV is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown nanomolar potency against RSV-A and RSV-B in vitro and is not expected to have cross-resistance to other classes of inhibitors. EDP-323 has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations. We initiated a Phase 1 clinical study of EDP-323 in October 2022.

•
COVID-19: We have been leveraging our expertise in developing protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.
o
EDP-235 – Protease Inhibitor Candidate – Our lead clinical candidate for COVID-19, EDP-235, is an oral inhibitor of coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, which has been granted Fast Track designation by the FDA. In addition to SARS-CoV-2, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future.
▪
Phase 1 Study – In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics, or PK, of oral EDP-235 in single ascending doses and multiple ascending doses for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated up to 400 mg for seven days with strong exposure multiples over the EC90, which is a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro. EDP-235 200 mg taken once daily with food resulted in mean trough plasma levels at steady state that were 3-fold and 7-fold over the plasma-protein-adjusted EC90 for the tested Alpha variant and Omicron variant, respectively, while 400 mg resulted in levels that were 6-fold and 13-fold over the plasma-protein-adjusted EC90 for the respective variants. These target exposure multiples were achieved without the need for ritonavir boosting and its associated drug-drug interactions. EDP-235 is projected to have four times higher drug levels in lung tissue compared to plasma, which would be expected to drive the 400 mg multiples to 28-fold and 52-fold for the respective variants. Adverse events were infrequent and mild.
▪
Phase 2 Study – In November 2022, we initiated SPRINT (SARS-Cov-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic adults with mild or moderate COVID-19. This randomized, double-blind, placebo-controlled study is designed to evaluate the safety, tolerability and antiviral activity of 200 mg and 400 mg once-daily doses of EDP-235 compared to placebo. The study will enroll approximately 200 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who are not at increased risk for developing severe disease. Patients will be eligible to participate if they have had symptoms for five days or less and have not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients will receive EDP-235 orally with food at a dose of 200 mg or 400 mg or placebo once daily for five days. The primary objective of the study includes evaluation of safety and tolerability, and secondary objectives include pharmacokinetics and multiple virology measures to guide dose selection for other trials.
o
We are also researching additional compounds that might be eligible to be designated for clinical development for SARS-CoV-2.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. We are in the process of seeking other compounds that could be developed with EDP-514 for such a treatment regimen.
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

•
hMPV: Human metapneumovirus, or hMPV, a virus that is a significant cause of respiratory tract infections, or RTIs, particularly in children, the elderly and immunocompromised individuals. It is the second most common cause of lower respiratory tract infections in children, with symptoms similar to RSV. The viral structure and lifecycle of hMPV are also similar to RSV. We have been optimizing nanomolar inhibitor leads against hMPV and are working toward selecting our first development candidate for this indication in 2023.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

Our Out-Licensed Products

HCV: Two protease inhibitors developed through our Collaborative Development and License Agreement with AbbVie have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have received the full $330.0 million of contractual milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets, and we continue to earn royalties on sales of those regimens.

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment. The first protease inhibitor developed through this collaboration, paritaprevir, is part of Abbvie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1.

Our Strategy

Our primary objective is to become a leader in the discovery and development of treatments for viral infections to provide new therapies for patients with unmet medical needs. Our principal focus is on antiviral targets for viruses such as RSV, SARS-CoV-2, HBV and hMPV, which in most cases are therapeutic areas that have attracted research and development efforts of many competitors. Our strategy includes the following key elements:

•
Advance clinical development of novel virology product candidates for RSV, SARS-CoV-2, HBV and hMPV. We have ongoing clinical studies of three compounds discovered in our research programs in the disease areas of RSV and SARS-CoV-2. We believe each of these diseases represents a substantial medical need for an effective, or more effective, treatment.
•
Invest in research and development of compounds in new disease areas or add to our clinical candidates in RSV, SARS-CoV-2, HBV and hMPV. We are continuing to invest significant resources in our research programs in our efforts to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in our primary disease areas, as well as others. We may also explore clinically other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.
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
•
Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. We expect our existing financial resources and future royalty payments from our AbbVie collaboration will provide us resources to fund our research and development programs into approximately the fourth quarter of fiscal 2024. These resources will allow us to continue to advance compounds in clinical development and to progress the most promising candidates at least through proof-of-concept trials. Further development of any compound as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities will likely require additional financial resources.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and liver disease programs:

Enanta Pipeline

		PRODUCT CANDIDATE	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	MARKET
Virology: Liver	HCV	Protease Inhibitor	Glecaprevir-containing pangenotypic 2-DAA combo					
	HBV	Core Inhibitor	EDP-514					
Virology: Respiratory	RSV	N-Protein Inhibitor	EDP-938 *RSVPEDs*					
			EDP-938 *RSVTx*					
			EDP-938 *RSVHR*					
		L-Protein Inhibitor	EDP-323					
	hMPV	Non-Fusion Inhibitor						
	COVID-19	Protease Inhibitor	EDP-235 *SPRINT*					
Discovery or Preclinical	RSV, HBV, COVID-19, other							
For Out-license	NASH	FXR Agonists	EDP-305 (Phase 2), EDP-297 (Phase 1)					

*Fixed-dose combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed by AbbVie as MAVYRET® (U.S.) and MAVIRET® (ex-U.S.).

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

Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences (Ziresovir – fusion inhibitor), Pfizer/ReViral (acquired in June 2022) (sinsunatovir – fusion inhibitor and RV299 – N inhibitor), and Merck (molnupiravir – polymerase inhibitor) have compounds in clinical development. Synagis, a prophylactic, monoclonal-antibody-based treatment from AstraZeneca, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi (Beyfortus/nirsevimab – filed in U.S./EU) and Merck (clesrovimab – Phase 3) are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

Our Approach to the Treatment of RSV

While a number of companies are developing potential approaches geared toward the F protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on other mechanisms, such as the N-protein and the L-protein, that target the replication process of RSV. It is possible that N-protein and L-protein inhibitors may also be effective treatments at later stages of infection.

EDP-938, Our N-Protein Inhibitor

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

We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory to better understand antiviral response in the context of RSV infection. These studies were conducted in otherwise healthy adults. The first study was a challenge study, which had a data readout in June 2019. This study was a randomized, double-blind, placebo-controlled, human challenge study of 115 healthy adult subjects. Data from this study demonstrated that EDP-938 was safe and well-tolerated and achieved highly statistically significant reductions (p=<0.001) in RSV viral load and symptoms compared to placebo. See Ahmad et al, N Engl J Med 2022; 386:655-666. The second study, known as RSVP, was designed to confirm the challenge study findings in an adult outpatient population with mild and self-resolving community-acquired, RSV infection to provide us additional information on symptom alleviation and viral load decline. In May 2022, we announced topline results for RSVP, noting that EDP-938 did not meet the primary endpoint of reduction in total symptom score compared to placebo, or the secondary antiviral endpoints. However, a statistically significant difference in the number of subjects achieving undetectable RSV RNA at the end of treatment at Day 5 was observed with EDP-938 compared to placebo (p=0.033). Although patients were treated within 48 hours of symptom onset, the viral load and symptoms had already peaked and were declining, indicating RSV infection resolves quickly in this otherwise healthy population. Further, EDP-938 demonstrated a favorable safety profile, consistent with that observed in approximately 500 subjects exposed to date. Based on the growing safety profile of EDP-938 and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, we are progressing development of EDP-938 in patients at high-risk for developing severe infection leading to hospitalization or death. EDP-938 has the greatest potential to show optimal efficacy in these high-risk populations with significant unmet need, as these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral replication and greater disease severity, allowing a bigger window to realize the full potential of EDP-938.

We are now studying EDP-938 in three additional RSV studies:

•
RSVPEDs is a Phase 2 dose-ranging, randomized, double-blind, placebo-controlled study in pediatric patients. We plan to enroll approximately 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, who will be dosed in up to four age cohorts and will receive EDP-938 or a placebo for five days. The study will be conducted in two parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the age cohorts, with a primary endpoint of antiviral activity.

•
RSVTx is a Phase 2b study in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. This study is designed to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days. The primary endpoint is the incidence of lower respiratory tract complications within 28 days of enrollment, while secondary endpoints include change from baseline in RSV RNA viral load, safety and pharmacokinetics.

•
RSVHR is a Phase 2b study initiated in October 2022 in high-risk adults, including those who are older than 65 years of age, have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with 800 mg of EDP-938 or placebo for five days and evaluated for 28 days thereafter. The study will include non-hospitalized adult subjects with up to 72 hours of respiratory tract infection symptoms who test positive for RSV and negative for influenza virus and SARS-CoV-2. The primary endpoint of the study is time to resolution of RSV lower respiratory tract disease symptoms as assessed by the Respiratory Infection Intensity and Impact Questionnaire, or RiiQ™, symptom scale through Day 33. Secondary endpoints include additional clinical efficacy measures and antiviral activity compared to placebo, pharmacokinetics, and safety of EDP-938.

EDP-323, Our RSV L-Protein Inhibitor:

In addition to our N-protein inhibitor, EDP-938, our newest clinical candidate for RSV is EDP-323, a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown nanomolar potency against RSV-A and RSV-B in vitro and is not expected to have cross-resistance to other classes of inhibitors. EDP-323 has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations.

We initiated a Phase 1 clinical study of EDP-323 in October 2022. This randomized, double-blind, placebo-controlled, first-in-human Phase 1 study will enroll approximately 80 healthy subjects ranging in age from 18 to 65 years old to evaluate the safely, tolerability and pharmacokinetics, or PK, of EDP-323 with a single-ascending dose phase, including a two-part food effect, or FE, cohort, and a multiple-ascending dose phase. All single-ascending dose, or SAD, and multiple-ascending dose cohorts will enroll eight participants who will be randomized to receive EDP-323 or placebo in a 3:1 ratio. The SAD/FE cohort will enroll ten subjects randomized in a 4:1 ratio.

Our SARS-CoV-2 Program

Background and Overview of SARS-CoV-2

Severe acute respiratory syndrome coronavirus 2, or SARS‑CoV‑2, is the virus that causes COVID-19 (coronavirus disease 2019), the respiratory illness responsible for the COVID-19 pandemic. SARS-CoV-2 is the seventh known coronavirus to infect people, after 229E, NL63, OC43, HKU1, MERS-CoV, and the original SARS-CoV. Most people infected with the virus experience mild to moderate respiratory illness and recover over time. However, some patients will have more severe symptoms requiring hospitalization and may experience severe life-threatening complications, including acute respiratory distress syndrome, or ARDS, which may trigger a systemic multi-organ collapse. Older people and those with underlying medical conditions like cardiovascular disease, diabetes, chronic respiratory disease, or cancer are more likely to develop serious illness. There are also many patients who experience continuing effects of COVID-19, often referred to as “long COVID”, and there still is little known about the enduring effects of the disease. As of November 1, 2022, the World Health Organization estimated that there were approximately 620 million reported cases of people infected with SARS-CoV-2 worldwide, resulting in approximately 6.5 million deaths, while many estimates of the number of infections far exceed the reported cases. While effective vaccines are available, uptake has not been optimal. In addition, breakthrough infection can occur because the vaccines are not 100% effective, especially against emerging variants. With the continuing prevalence of COVID-19 globally, there is heightened risk of a further mutation of the virus that could evade one or more of the current vaccines. Thus, there is an urgent need for effective, safe, oral, antiviral treatments.

Scientific Background

All coronaviruses have a single-stranded, positive-sense RNA (+ssRNA) genome, which is the largest known genome for an RNA virus. The overall structure of the SARS-CoV-2 genome is shared with other betacoronaviruses, namely MERS-CoV and SARS-CoV. These viruses encode two cysteine proteases, which are enzymes that break down, or cleave, proteins into smaller pieces and are indispensable for viral replication: 3C-like protease, or 3CLpro (also known as the main protease, or Mpro) and papain-like protease, or PLpro. 3CLpro cleaves at 11 sites in the viral polyprotein, which is required for creating 16 separate, non-structural proteins that constitute the structural complex that enables replication of the SARS-CoV-2 virus, and PLpro cleaves three other sites within the viral polyprotein as well as multiple host proteins. Due primarily to their central role in viral replication, and the previous success of strategies targeting viral proteases, 3CLpro and Plpro are highly attractive targets for the development of direct-acting antiviral agents.

Source: Derived from ViralZone 2020, SIB Swiss Institute of Bioinformatics. Retrieved from https://viralzone.expasy.org/764?outline=all_by_species.

Early in the COVID-19 pandemic, hundreds of existing antivirals and other compounds were initially screened for activity against SARS-CoV-2 in the hopes of quickly finding an effective treatment. Some of these compounds progressed into clinical testing, including remdesivir, which is currently the only FDA-approved antiviral for COVID-19. Remdesivir was originally developed for treatment of the Ebola virus, but it showed efficacy in COVID-19. Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: Paxlovid, a 3CL protease inhibitor, and Molnupiravir, a polymerase inhibitor. Additionally, there are several companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in Phase 2 or Phase 3 studies, including Shionogi, Gilead (an oral formulation of remdesivir), Toyama, Pardes, Atea, SyneuRx and Todos, as well as additional compounds in Phase 1 studies.

Merck reported results from a Phase 3 study of molnupiravir in high-risk outpatients infected with COVID-19, which showed a 50% reduction in hospitalization or death through one month after treatment compared to placebo. Molnupiravir is currently approved in the UK and U.S. under EUA but is limited to situations where other FDA-authorized treatments for COVID-19 are inaccessible or are not clinically appropriate. Pfizer also reported results from a Phase 3 study of Paxlovid in high-risk outpatients infected with COVID-19, which showed an 85% reduction in hospitalization or death through one month after treatment compared to placebo (89% if treated within 3 days of symptom onset). Paxlovid is dosed twice daily in combination with a low dose of ritonavir, which has significant drug interactions with numerous other medications. These data indicate the opportunity for novel SARS-CoV-2 direct-acting antivirals and highlight the need to bring forward safe, efficacious and convenient treatments. We have been leveraging our expertise in protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.

EDP-235, Our Lead, Oral, 3CL Protease Inhibitor

Our lead clinical candidate for COVID-19 is EDP-235, an oral inhibitor of coronavirus 3CL protease, which has been granted Fast Track designation from the FDA. In addition to SARS-CoV-2, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future.

In a biochemical assay, EDP-235 inhibited the SARS-CoV-2 3CL protease with an IC50 of 5.8 nM. Importantly, this activity was retained against proteases from SARS-CoV-2 variants, including Omicron. EDP-235 potently blocked the replication of SARS-CoV-2 in multiple cellular models, including primary human airway epithelial cells, where an EC90 of 33 nM was observed. Additionally, EDP-235 was shown to have potent antiviral activity across other human coronaviruses. In comparison to preclinical data from other direct acting antivirals in development for COVID-19 today, EDP-235 appears to be among the most potent against SARS-CoV-2 in cellular assays.

FRET: fluorescence resonance energy transfer, P-gpi: P-glycoprotein inhibitor CP-100356 (2 µM), CPE: cytopathic effect

Values average of replicate experiments except where noted

*Omicron subvariant colloquially known as ‘Centaurus’

**3CLpro sequences for the ancestral A lineage and B.1.617.2 (Delta) variant are identical

EDP-235 showed good human Caco-2 cell permeability and a low plasma clearance in human liver microsomes. Consistent with this in vitro data, EDP-235 had robust plasma exposure with an oral bioavailability of 95% in rats. Moreover, EDP-235 had favorable in vivo penetration into multiple target tissues, including lung, kidney, liver, and heart. These results indicate that EDP-235 has good oral bioavailability and target tissue distribution compared to other antivirals in development for SARS-CoV-2 today. Based on allometric scaling, EDP-235 is projected to have a long half-life of 16 hours with an efficacious dose of 100 to 500 mg once-daily in humans. Taken together, these data indicate that EDP-235 has the potential for once-daily oral dosing with a low pill burden. These predictions are now supported by Phase 1 pharmacokinetic data at a 200mg and 400mg once-daily dose.

Clinical studies of EDP-235 consist of the following:

•
Phase 1 Study: In July 2022, we completed a Phase 1 study of EDP-235 and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics, or PK, of oral EDP-235 in single ascending doses and multiple ascending doses for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated up to 400 mg for seven days with infrequent adverse events, the majority of which were mild. Results demonstrated strong exposure multiples over the EC90, which is a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro. EDP-235 200 mg taken once daily with food resulted in mean trough plasma levels at steady state that were 3-fold and 7-fold over the plasma-protein-adjusted EC90 for the tested Alpha variant and Omicron variant, respectively, while 400 mg resulted in levels that were 6-fold and 13-fold over the plasma-protein-adjusted EC90 for the respective variants. These target exposure multiples were achieved without the need for ritonavir boosting and its associated drug-drug interactions. EDP-235 is projected to have four times higher drug levels in lung tissue compared to plasma, which would be expected to drive the 400 mg multiples to 28-fold and 52-fold for the respective variants.
•
Phase 2 SPRINT Study: In November 2022, we initiated SPRINT (SARS-Cov-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic adults with mild or moderate COVID-19. This randomized, double-blind, placebo-controlled study is designed to evaluate the safety, tolerability and antiviral activity of 200 mg and 400 mg once-daily doses of EDP-235 compared to placebo. The study will enroll approximately 200 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who are not at increased risk for developing severe disease. Patients will be eligible to participate if they have had symptoms for five days or less and have not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients will receive EDP-235 orally with food at a dose of 200 mg or 400 mg or placebo once daily for five days. The primary objective of the study includes evaluation of safety and tolerability, and secondary objectives include pharmacokinetics and multiple virology measures to guide dose selection for other trials.

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
•
Inhibitors of covalently closed circular DNA, or cccDNA, the template for HBV replication, most of which act in an indirect manner, such as preventing formation of cccDNA or silencing its transcription.
•
RNA silencing of gene expression (siRNA’s and ASO’s) has the potential to significantly reduce HBV RNA, HBV DNA, and HBV protein levels.
•
Inhibition of the hepatitis B core protein, which plays a critical role in viral replication, intracellular trafficking, and maintenance of chronic infections.
•
The modulators of the human immune system, or immunomodulators, are another major mechanism being researched, including agonists of toll-like receptors, modulators of apoptotic signaling, and checkpoint inhibition, as well as therapeutic vaccines.

While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure for HBV. Altimmune, Arbutus, Ascletis, Assembly, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Qilu, Replicor, Roche, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, several companies have Phase 1 or earlier stage HBV programs.

We believe that HBV, like HIV and HCV, will be optimally treated with multiple agents that have different mechanisms, and therefore seek to develop a combination regimen. We initially focused on new core inhibitors that we expect to have an impact on capsid assembly and possibly interfere with other viral processes. Core inhibitors, also known as capsid assembly modulators or core protein allosteric modulators, are a novel class of replication inhibitors that have been shown to act at multiple steps in the HBV lifecycle. These inhibitors are expected to prevent proper uncoating, nuclear import, assembly, and recycling. This approach is supported by clinical validation, demonstrating reduction of viral RNA and DNA in chronic HBV patients in Phase 2 clinical studies.

EDP-514

EDP-514, our most advanced novel core inhibitor, displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle and has been studied in two Phase 1b studies in patients with chronic HBV.

•
In the first study, which evaluated EDP-514 in NUC-suppressed chronic HBV patients, EDP-514 led to a maximum HBV RNA reduction of 2.3 log in HBeAg-negative and 2.8 log in HBeAg-positive subjects in the EDP-514 arms compared to 1.2 log in placebo. For the EDP-514 800 mg subjects, five of six subjects had either non-detectable or very low levels of HBV RNA at baseline; consequently, the effect of EDP-514 on HBV RNA could not be assessed in these subjects. There were no instances of virologic failure. Overall, EDP-514 was generally safe and well-tolerated at 200, 400 and 800 mg doses for 28 days in NUC-suppressed chronic HBV patients. EDP-514 was rapidly absorbed and its exposure increased with increasing multiple doses. EDP-514 exhibited PK suitable for once daily oral dosing.
•
A separate Phase 1b study was conducted in patients with chronic HBV infection who were not previously on HBV therapy and had high levels of virus in their blood, whom we refer to as viremic HBV patients. Results demonstrated that EDP-514 was safe and well-tolerated through 28 days of treatment, displayed pharmacokinetics supportive of once-daily dosing. Mean HBV DNA reductions of 2.9, 3.3, and 3.5 logs were observed at 28 days for the 200 mg, 400 mg, and 800 mg cohorts, respectively, compared to 0.2 log in the placebo cohort. Mean HBV RNA reductions in the three viremic treatment cohorts were at least 2 logs compared to a 0.02 log reduction in the placebo group. Our goal is to develop a combination therapy approach, including existing approved treatments such as a NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. We are actively pursuing opportunities for internal or external development of this combination approach.

Our hMPV Program

Background and Overview of hMPV

Human metapneumovirus, or hMPV, is an important cause of acute respiratory tract infections, or RTIs, and is associated with considerable morbidity, particularly in children, the elderly and immunocompromised individuals. Broader use of molecular diagnostic testing has increased identification and awareness of hMPV as an important cause of upper and lower respiratory infection. It is the second most common cause of lower RTIs in children behind RSV. Nearly every child will be infected with hMPV by the age of 5 and reinfection occurs throughout life. Rates of hospitalization in children are highest in the first year of life but occur throughout early childhood. Many studies report the peak age of hospitalization between 6 and 12 months of age, which is later than for RSV.

In otherwise healthy younger adults, hMPV infection is typically mild, however infection leads to increased disease severity and high morbidity and mortality rates in the elderly. A retrospective study in Canada showed that 46% of hMPV cases were from patients >65 years old, and 60% of these elderly patients were hospitalized. A subsequent study reported that at least 50% of elderly patients infected during an hMPV outbreak in a long-term care facility developed bronchitis or pneumonia, leading to 50% mortality. See Shafagati N, Williams J. F1000Res. 2018 Feb 1;7:135. There are no approved vaccines or therapeutics available for hMPV.

Scientific Background

hMPV is a paramyxovirus that is closely related to RSV. It is a negative-sense, non-segmented, single-stranded RNA virus. The genome is about 13,000 nucleotides with 8 genes encoding for 9 proteins, including a nucleoprotein (N), phosphoprotein (P), matrix protein (M), fusion protein (F), matrix-2 proteins (M2-1 and M2-2), small hydrophobic (SH) protein, glycoprotein (G), and large (L) polymerase protein. Though similar to RSV, hMPV has a different gene order and lacks the non-structural proteins (NS1 & NS2) of

RSV. Nucleotide analysis of hMPV’s fusion (F) and glycoprotein (G) genes class hMPV into four distinct groups: A1, A2, B1, and B2. Although both genotypes A and B can co-circulate in a given community, the dominant lineage tends to vary year by year.

As in other paramyxoviruses, replication is dependent on several viral proteins (N, L, and P) that form a multiprotein viral replication complex in cells, providing multiple potential targets for drug discovery of replication inhibitors.

We have been optimizing nanomolar inhibitor leads against this virus and are working toward completing toxicology testing and selecting our first development candidate for this indication in 2023.

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

An estimated 58 million people worldwide are chronically infected with HCV and have an increased risk of eventually developing liver cirrhosis or liver cancer. Approximately 290,000 people die every year from HCV-related liver diseases. According to the CDC, the incidence rate of acute HCV has increased 15% since 2019, with an estimated 66,700 new infections in 2020, the most recent year for which the CDC has published data. During 2020, 41 states reported a total of 107,300 newly identified chronic HCV cases in 2020, corresponding to 40.7 chronic HCV cases per 100,000. HCV-associated deaths during 2020 increased 4% (3.45 deaths per 100,000 people), compared to 2019 (3.33 deaths per 100,000 people). We believe that the chronically infected population remains significantly untreated, even with the introduction of several new treatment regimens beginning in 2013.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $3.6 billion in 2021. Through the first nine months of calendar 2022, reported worldwide net sales were $2.5 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

COVID-19 has also impacted new HCV patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET worldwide. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. This co-formulated combination, marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of HCV. MAVYRET/MAVIRET is approved in the U.S., EU, Japan and numerous other countries globally as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease, or CKD, or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

•
8 weeks for treatment-naïve, non-cirrhotic patients: In November 2016, results from several Phase 3 studies of this combination demonstrated 97.5% of chronic HCV infected patients without cirrhosis and new to treatment across all major genotypes (GT1-6) achieved sustained virologic response at 12 weeks post-treatment, referred to as SVR12, with just 8 weeks of MAVYRET/MAVIRET treatment.
•
8 weeks with chronic kidney disease: Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease, or CKD, in which 98% of patients (n=102/104) across all major genotypes (GT1-6) achieved SVR12 with 12 weeks of treatment with MAVYRET/MAVIRET.
•
8 weeks for GT-3: Data from AbbVie’s ENDURANCE-3 study were presented at the 2017 ILC, demonstrating that 95% of patients with challenging-to-treat, genotype 3, or GT3, chronic HCV infection, without cirrhosis and new to treatment, achieved SVR12 after 8 weeks of treatment with MAVYRET/MAVIRET.
•
8 weeks for compensated cirrhosis: Based on data from AbbVie’s EXPEDITION-8 study, which demonstrated that with 8 weeks of MAVYRET treatment, 100 percent (n=273/273) of genotype 1, 2, 4, 5 and 6 patients achieved a sustained virologic response 8 weeks after treatment (SVR8) per protocol analysis. Based on this data and a second cohort of the study in GT3 chronic HCV-infected patients, MAVYRET is now approved for all genotypes with compensated cirrhosis in the U.S.

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

The research program and the evaluation period, which was performed by both parties, ended in June 2011. The first commercialized compound was paritaprevir with the second commercialized compound, glecaprevir, approved in 2017 and marketed under the tradenames MAVYRET® (U.S.) or MAVIRET™ (ex-U.S.). Under this collaboration we have received $396 million in payments from AbbVie for license payments, proceeds from a sale of preferred stock, research funding payments and milestone payments.

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $812 million through September 30, 2022. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

Business Development

We also regularly examine opportunities to in-license compounds and technologies to complement our existing internal discovery programs. In addition, we engage from time to time in discussions with third parties to out-license intellectual property that no longer fits in our strategic priorities for our internal research and development programs.

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2, HBV, hMPV and other viral infections or other diseases that we may target in the future.

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

Similarly, RSV, COVID-19 and HBV represent competitive therapeutic areas. For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Pfizer/ReViral (acquired in June 2022) and Merck all have compounds in clinical development. Synagis, a prophylactic, monoclonal-antibody-based treatment from AstraZeneca, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: Paxlovid, a 3CL protease inhibitor, and Molnupiravir, a polymerase inhibitor. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in Phase 2 or 3 studies including Shionogi, Toyama, Atea, Pardes, SyneuRx and Todos as well as additional compounds in Phase 1 studies.

While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs, including GIGB, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Qilu, Replicor, Roche, Vaccitech, VBI Vaccines and Vir Biotechnology, which have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

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

Each of our major research and development programs, including RSV, SARS-CoV-2, HBV and hMPV, as well as our out-licensed products for HCV and our FXR agonist assets, typically has several pending patent claims and issued patents in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

RSV, SARS-CoV-2, HBV. Our patent portfolio directed to N-and L-protein inhibitors for RSV, protease inhibitors for SARS-CoV-2 and core inhibitors for HBV, includes issued U.S. patents or pending U.S. patent applications, or both, as well as numerous foreign patent applications. We expect that our existing patents and patent applications (assuming patents are ultimately issued), will provide patent coverage in the U.S., if and when a compound is approved by the FDA, until at least 2038 for each of our compounds currently in clinical development.

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
•
Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and
•
FDA review and approval of the NDA.

The lengthy process of seeking required approvals, which can often take anywhere from six months from the time the NDA is filed if there is a priority review for a breakthrough therapy to at least twelve months for a standard review, and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has twelve months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The review clock for an NDA may be extended if a major amendment is submitted during the review cycle. In addition, the FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

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

Expedited Development and Review Programs

The FDA has four programs intended to expedite the development and review of new drugs addressing unmet medical needs or treating serious or life-threatening conditions: fast track, breakthrough therapy, priority review, and accelerated approval, in addition to emergency use authorization, or EUA, in situations such as the COVID-19 pandemic.

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

The FDA also has a “priority review” program for products offering significant improvement in the treatment, diagnosis or prevention of a disease. The goal of the priority review program is to shorten the review period to six months from the twelve months required for standard review. Any drug with breakthrough therapy, accelerated approval designation, or fast track can be granted priority review if it meets the necessary criteria.

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

The FDA may also allow the use of unapproved medical products, or unapproved uses of approved medical products, under an emergency use authorization, or EUA, to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, including that there are no adequate, approved, and available alternatives. An EUA is a mechanism to facilitate the availability and use of medical countermeasures during public health emergencies, such as the COVID-19 pandemic. Once submitted, the FDA will evaluate an EUA request and determine whether the relevant statutory criteria are met, taking into account the totality of the scientific evidence about the drug that is available to FDA. EUAs can be terminated, revoked or reissued, depending on the state of the public health emergency and new data about the drug.

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

Federal Food, Drug and Cosmetic Act, or FDCA

Market exclusivity provisions under the FDCA, which are independent of patent status and any patent related extensions, can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. If the new drug is a new chemical entity subject to an NDA, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or functional group of a molecule responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a so-called Section 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through private prescription drug plans that contract with the federal government and adhere to certain minimum requirements.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, or ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.

The comprehensive overhaul extended coverage to approximately 20 million previously uninsured Americans. Since its adoption, the ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which have affected existing government healthcare programs and have resulted in the development of new programs, including Medicare payment tied to performance. Additionally, the Affordable Care Act:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Several states have not implemented the provisions of the ACA that involve the expansion of Medicaid eligibility to low-income adults. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Inflation Reduction Act of 2022, or IRA, introduces some of the most significant changes to Medicare payment for prescription drugs since the ACA. Among its many provisions, the IRA authorizes the Medicare program to negotiate pricing for certain high-cost drugs, including physician-administered and self-administered drugs, that have been on the market for a minimum amount of time without generic competition. Each year, beginning with calendar year 2026, the Secretary of the Department of Health and Human Services will implement a negotiated price, known as the “Maximum Fair Price”, or MFP, that will be made public and apply to the drug’s Medicare utilization if the drug is among the top 10 drugs with the highest Medicare spending. Manufacturers who fail to offer the MFP, or fail to come to the table to negotiate after the Secretary has determined their drug is eligible for negotiation, will incur an excise tax of up to 95% for each sale of the drug in the United States. Depending on the share of Medicare spending each year that is attributed to MAVYRET or any other drug we may develop or out-license, and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.

The IRA also will require manufacturers, beginning in 2023, to rebate the Medicare program for Medicare utilization of drugs that have price increases faster than the rate of inflation. The benchmark to which price increases are compared will vary depending on the drug. Although manufacturers are generally familiar with inflation rebates under the Medicaid program, where they have existed for decades, the IRA represents the first time that the Centers for Medicare and Medicaid Services, or CMS, has extended inflation rebates to the Medicare program.

The IRA also redesigns the Medicare prescription drug benefit in several important ways, beginning in calendar year 2025. First, the IRA places an annual out-of-pocket cap on Medicare beneficiary cost sharing amounts, which will actually take effect in calendar year 2024 before the full benefit redesign. Previously, beneficiaries’ out-of-pocket costs were uncapped, even if heavily subsidized. Second, the IRA requires that manufacturers share in the cost of prescription drugs throughout the prescription drug benefit. Previously manufacturers only needed to offer discounted pricing for a single phase of the prescription drug benefit. Finally, the IRA shifts the majority of liability in the “catastrophic phase”—the phase of the prescription drug benefit that only the costliest of Medicare beneficiaries enter—to the private Part D plans, thereby encouraging them to better manage costs. Previously, the Federal government incurred the vast majority of liability during the catastrophic phase. Together, these changes to the Medicare prescription drug benefit will create new pricing dynamics for payers and manufacturers.

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

Research and Development

Our research and development expenses were $164.5 million, $174.1 million and $136.8 million for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.

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

Human Capital Resources

As of September 30, 2022, we had 160 full-time employees, 74 of whom hold Ph.D. or M.D. degrees and an additional 40 of whom hold a master's degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as our headcount has grown in the past three years and the number of biotechnology and pharmaceutical companies in the Boston area has increased dramatically, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions and grow our headcount in support of our expanding pipeline of research programs and product candidates. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

AbbVie’s MAVYRET/MAVIRET regimen continues to be the leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have negotiated a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead has been awarded the contract in Louisiana and other states and AbbVie has been awarded the contract in Washington and other states. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its HCV regimen branded as Epclusa®. It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

In all the disease areas currently under the focus of our research and development efforts, there are other companies with product candidates that are more advanced than ours. Our competitors may succeed in developing these product candidates or others and obtaining regulatory approval before we can do so with any of our product candidates. If we are not “first to market” with one of our product candidates in one or more of these disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a follow-on competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, to gain regulatory approvals, overcome price competition and be commercially successful.

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

Similarly, RSV, COVID-19, HBV and hMPV, represent competitive therapeutic areas. While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure for HBV. Altimmune, Arbutus, Ascletis, Assembly, Gilead, Green Cross, GSK/Ionis, HEC Pharma, Johnson & Johnson/Janssen, Qilu, Replicor, Roche, Vaccitech, VBI Vaccines and Vir Biotechnology have Phase 2 programs in progress, with many of these companies conducting earlier stage programs as well. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Pfizer/ReViral (acquired in June 2022) and Merck all have compounds in clinical development. Synagis, a prophylactic, monoclonal-antibody-based treatment from AstraZeneca, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. AstraZeneca/Sanofi and Merck are developing long-acting versions of the monoclonal antibody for prophylaxis use in infants. In addition, a number of companies have RSV vaccines in development, primarily directed at prevention of RSV infection, and some companies are also evaluating vaccines in a therapeutic mode for treatment of established RSV infection.

Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: Paxlovid, a 3CL protease inhibitor, and Molnupiravir, a polymerase inhibitor. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in Phase 2 or 3 studies including Shionogi, Toyama, Atea, Pardes, SyneuRx and Todos as well as additional compounds in Phase 1 studies.

If we are not able to develop new products that can compete effectively against our current and future competitors, our business will not grow and our financial condition, operations and stock price will suffer.

We reported net losses for the fiscal years ended September 30, 2022 and 2021 primarily due to the impact of COVID-19 on our royalty revenues and increased levels of research and development expense as we progress our wholly-owned programs. Continued changes in royalty revenue earned under our AbbVie agreement or changes in the level of expenses associated with development of our product candidates, or both, may cause our results of operations to fluctuate from period to period. Any continuation of the recent trend of diminishing royalty revenue, combined with increasing research and development expenses in support of our advancing programs, will result in continued operating losses in this fiscal year and in future periods unless we develop other sources of revenue.

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

Additionally, many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years as we advance compounds and conduct more clinical studies. However, the global impact of COVID-19 has had, and is likely to continue to have, an adverse effect on the ability of our CROs to conduct preclinical and clinical studies. At this point in time we do not know to what extent these studies will be further impacted by the pandemic. Additionally, inflation may further impact our future development expenses. Therefore, now more than ever it is difficult to accurately predict the timing and amounts of these expenses, and we expect that they will vary from quarter to quarter. In addition, the FDA or other regulatory agencies may require more preclinical or clinical testing than we originally anticipated for any of our product candidates. We may also be required to purchase expensive competitor drugs for use in our trials, either to demonstrate potential treatment combinations or as comparators to our product candidates. We also conduct clinical development activities outside the U.S. and are therefore exposed to foreign currency fluctuations for payments made to CROs in currencies other than the U.S. dollar. As a result, the expenses of our development programs and our operating results may fluctuate significantly from quarter to quarter. If combined with any continuation of the recent trend of reduced royalty revenue, such a trend would likely result in operating losses in the coming year and in future periods, unless we develop other sources of revenue.

We will require substantial additional funding to achieve our goals. A failure to obtain this funding when needed could force us to delay, limit, reduce or terminate some or all of our product development efforts.

We will continue to expend substantial resources discovering and developing our proprietary product candidates. These expenditures will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. Our future capital requirements depend on many factors, including:

•
the amount of royalties generated from MAVYRET/MAVIRET sales under our existing collaboration with AbbVie, including any continuing impact of the COVID-19 pandemic on the number of treated HCV patients;
•
the number and characteristics of our research and development programs;
•
the scope, progress, results and costs of researching and developing our existing product candidates on our own, including conducting advanced clinical trials;
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

Accordingly, if we do not generate sufficient funding from our existing collaboration and any future collaborations, we will need to obtain additional funding to support our operations. Additional funds may not be available if and when we need them, on terms that are acceptable to us, or at all. Our ability to raise funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates.

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

If we are not successful in developing EDP-938, EDP-235, EDP-514 and/or EDP-323, or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

The COVID-19 pandemic has had an impact on our business operations and clinical trials and could continue, directly or indirectly, to adversely affect our business, results of operations and financial condition and our stock price.

The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We had to make modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. Now that almost all of our employees are vaccinated and levels of COVID-19 infection in Eastern Massachusetts have declined substantially, we have our laboratory operations back at full capacity and other operations have returned to more on-site activity. Notwithstanding these recent trends, the emergence of any new, more virulent SARS-CoV-2 variant that evades immunity from vaccination or prior infection could affect the health and availability of our workforce as well as those of the third parties whom we are relying on to take similar measures. As a result, we may experience new disruptions to our business operations and our business could be materially adversely affected further, directly or indirectly, by COVID-19. Organizations and individuals may continue to take steps to avoid or reduce infection, including limiting travel and staying home from work.

The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our research and clinical trial materials, delays in the conduct and recruitment of current and future clinical trials and reductions in the number of patients accessing AbbVie’s HCV regimens. For example, we paused recruitment for two of our studies in March 2020, but we were able to resume recruitment of these studies in July 2020. In addition, the public health response to the COVID-19 pandemic, including lock-downs, mask mandates, social distancing and other mitigation steps to manage the COVID-19 pandemic significantly reduced the incidence of RSV and other respiratory illnesses worldwide. We have made extensive efforts to expand our RSV clinical trial sites beyond North America, including sites across Europe, the Asia-Pacific and the Southern Hemisphere, to be ready when RSV infection fully re-emerges globally, but we cannot predict when that may occur. These impacts of COVID-19 could continue to affect the future course of our RSV studies and delay their timelines.

COVID-19 has also impacted new HCV patient starts in both the United States and the rest of the world, resulting in a decline in sales of HCV treatments compared with pre-COVID-19 levels. While new HCV infections are continuing, at this time it is uncertain when and the extent to which treatment of new HCV patients and revenues will return to pre-COVID-19 levels.

Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our preclinical and clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities, may materially and adversely affect our business, results of operations and financial condition and our stock price. Additionally, if new, more infectious and virulent variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, and Scott T. Rottinghaus, M.D., our Senior Vice President and Chief Medical Officer whom we hired in August 2022, as well as other employees and consultants. Although none of Drs. Luly, Or, or Rottinghaus has informed us to date that he expects to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline other than glecaprevir, which was clinically developed by AbbVie, has yet to advance beyond Phase 2 clinical trials. Any ongoing or future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays, including those caused by the COVID-19 pandemic, for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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
•
failure to obtain on a timely basis, or at all, the necessary approvals from regulators or institutional review boards, or IRBs, to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
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
•
seasonality and variations in the incidence of infection year to year (e.g. RSV) affecting enrollment in clinical trials;
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
•
changes in governmental or regulatory administration;
•
lack of clear guidance or changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, COVID-19, HBV or hMPV infection;
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

EDP-938, EDP-235, EDP-514, or EDP-323, or any other product candidate emerging from our current research programs may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our RSV program, we are developing inhibitors of the N-protein and L-protein. No inhibitor of the RSV N- or L-protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N-protein or L-protein inhibitor in large scale studies or in the general population. In addition, the principal target populations in RSV, namely infants, the elderly, and the immunocompromised, represent sensitive patient populations that could be more prone to adverse effects of therapy.

In our SARS-CoV-2 program, we have designed EDP-235 as a 3CL protease inhibitor specifically for the SARS-CoV-2 virus. We recently started testing EDP-235 in humans and, therefore, any long-term or rare potential side effects are unknown. While scientific understanding of the longer-term effects of COVID-19, also known as long-COVID, are still emerging and being studied, it may be difficult to determine whether any unexpected downstream effects after treatment with EDP-235 are due to that drug or the infection itself.

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
•
the product may be subject to additional distribution restrictions under a REMS, if required by the FDA;
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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, several states have not implemented the provisions of the ACA that involve the expansion of Medicaid-eligibility for low-income adults. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. We cannot predict what effect any legislation may have on us or on AbbVie’s sales of MAVYRET/MAVIRET. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Most recently, the Inflation Reduction Act of 2022, or IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services, or DHHS, to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in calendar year 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending beginning in calendar year 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the royalty revenue we receive from MAVYRET/MAVIRET or revenue from any of our drug candidates, if approved for commercial use, in the future. If any further healthcare reform measures adopted in the future result in additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET, this would adversely affect our future revenues, and the price of our common stock could be materially adversely affected.

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

There is significant uncertainty around the future path of the COVID-19 pandemic, which may impact opportunity of EDP-235 as a potential treatment for COVID-19.

COVID-19 is currently still an ongoing global pandemic and there is an urgent need for a safe and effective oral treatment for it. However, the longevity and extent of the COVID-19 pandemic are unpredictable, and it is uncertain whether SARS-CoV-2 will become an endemic seasonal respiratory disease, such as RSV or flu, after the current pandemic has subsided. If the pandemic were to end with a substantial decrease in new infections, due to the effectiveness of vaccines or otherwise, there would be a reduced opportunity for EDP-235.

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

EDP-938, EDP-235, EDP-514, and EDP-323 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early-stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China or the continuing series of so-called “lock-downs” in China when strict quarantine requirements are imposed on large population areas in response to new incidents of COVID infection. To date, our contract manufacturers in China, which are not located in the Wuhan region, have avoided any material delays in their ability to deliver API and other services through extraordinary efforts, including temporarily housing staff in the manufacturing facility. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In the case of our ongoing studies, we paused recruitment and dosing as a result of the COVID-19 pandemic in March 2020, but we were able to resume the studies in July 2020.

The pause in these studies delayed their completion, and it is uncertain whether any of our other ongoing studies may be subject to further disruptions due to the pandemic. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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
•
the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and

•
the patents of others may have an adverse effect on our business, for example, by preventing us from marketing one or more of our product candidates for one or more indications.

Any of the aforementioned threats to our competitive advantage could have a material adverse effect on our business.

Unfavorable outcomes in intellectual property litigation could limit our research and development activities and/or our ability to commercialize certain products.

If third parties successfully assert their intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations that we have infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the intellectual property owner to continue our research and development programs or to market any resulting product. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. Alternatively, we may be required to modify or redesign our products to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render our products less competitive, or may delay or prevent the entry of our products to the market. Any of the foregoing could limit our research and development activities, our ability to commercialize one or more product candidates, or both.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates to protect our competitive position in the field of each of our antiviral product candidates and our NASH compounds. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. We take steps to protect our proprietary information, and our confidentiality agreements and invention assignment agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union, the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

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
•
the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010 require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From June 30, 2016 through September 30, 2022, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $21.00 to $126.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections and liver diseases in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $6.0 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. In addition, based on the closing price of our common stock of $51.87 per common share as of September 30, 2022, the aggregate intrinsic value of unvested stock options and other equity awards subject to accelerated vesting upon these events was $18.0 million. The accelerated vesting of awards options could result in dilution to our stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022 we had 20.8 million shares of common stock outstanding. In addition, as of September 30, 2022, we had 4.0 million and 0.4 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space under the 500 Arsenal Street lease agreement that expires on September 1, 2027. In May 2022, we entered into a new lease agreement for approximately 73,000 square feet of laboratory and office space in Watertown, Massachusetts, at a to-be-constructed facility located at Arsenal on the Charles. We expect to gain access to the facility in October 2023 to construct tenant improvements. In conjunction with the new lease agreement at Arsenal on the Charles, we amended the 500 Arsenal Street lease agreement to shorten the term of the lease from September 2027 to the date when the Arsenal on the Charles facility is completed and ready for the Company's occupancy. We also lease approximately 38,000 square feet of additional office space located in Watertown, Massachusetts. The term of this lease expires on June 1, 2034.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 12 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2022 and 2021:

	Fiscal 2022
	High	Low
First Quarter	$102.00	$57.21
Second Quarter	$75.28	$54.42
Third Quarter	$79.50	$37.59
Fourth Quarter	$76.36	$47.20

	Fiscal 2021
	High	Low
First Quarter	$47.47	$41.16
Second Quarter	$54.95	$41.69
Third Quarter	$53.11	$43.76
Fourth Quarter	$58.65	$41.02

As of November 14, 2022 there were 18 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2017 through September 30, 2022 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

ITEM 6. [RESERVED]

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs, with an emphasis on treatments for viral infections. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our royalties from our AbbVie collaboration provide us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65;
•
SARS-CoV-2, the virus that causes COVID-19, as well as other coronaviruses, with estimates suggesting that COVID-19 has caused over 240,000 deaths and over 1.7 million hospitalizations in the U.S. in 2022 through October 29, with comparable, or at least significant, impact in other major populations of the world and with new variants still emerging;
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide; and
•
Human metapneumovirus, or hMPV, an important, relatively recently identified cause of respiratory tract infections, particularly in children, the elderly and immunocompromised individuals, with symptoms similar to RSV.

We had $278.5 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2022. In fiscal 2022, we earned $86.2 million in product royalties on AbbVie’s net sales of its HCV regimens. We expect cash flows from our continuing HCV royalties and our existing financial resources will allow us to continue to fund our wholly-owned research and development programs into approximately the fourth quarter of fiscal 2024.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2, HBV and hMPV:

•
RSV: We have a clinical stage program for RSV, with two compounds in clinical trials – EDP-938 and EDP-323. EDP-938, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B. It has been investigated in a Phase 2a challenge study and is currently in three ongoing Phase 2 studies, each in a different patient population. In addition, we recently announced the initiation of a Phase 1 clinical study of EDP-323, an inhibitor of the RSV L-protein.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory to understand better viral response in the context of RSV infection. These studies were conducted in otherwise healthy adults. The first study was the challenge study, which was reported out in mid-2019. The second study, known as RSVP, was designed to confirm the challenge study findings in an adult outpatient population with community-acquired RSV infection to provide additional information on symptom alleviation and viral load decline. In May 2022, we announced topline results for RSVP, noting that EDP-938 did not meet the primary endpoint of reduction in total symptom score compared to placebo, or the secondary antiviral endpoints. However, a statistically significant difference in the number of subjects achieving undetectable RSV RNA at the end of treatment at Day 5 was observed with EDP-938 compared to placebo (p=0.033). Further, EDP-938 demonstrated a favorable safety profile, consistent with that observed in approximately 500 subjects exposed to EDP-938 to date. Based on the growing safety profile of EDP-938 and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, EDP-938 merits continued study. We believe that EDP-938 continues to have the greatest potential to show optimal efficacy in high-risk populations, as these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. We are continuing to evaluate EDP-938 in high-risk populations in the following ongoing and planned clinical studies, including pediatric patients, adult hematopoietic stem cell recipients and high-risk adults, all of which have significant unmet need:
▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, will evaluate multiple ascending doses in up to four age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating the selected dose for antiviral activity.
▪
RSVTx: RSVTx is a Phase 2b study in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. We plan to enroll approximately 200 adult subjects 18 to 75 years of age, within 72 hours of symptom onset, who will receive EDP-938 or placebo for 21 days and will be monitored for the incidence of lower respiratory tract complications within 28 days of enrollment.
▪
RSVHR: On October 3, 2022, we announced the initiation of a Phase 2b study called RSVHR in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with 800 mg of EDP-938 or placebo for five days and evaluated for 28 days thereafter. The primary endpoint of the study is time to resolution of RSV lower respiratory tract disease symptoms.
o
The prevalence of RSV has not been following any normal seasonal pattern since the COVID-19 pandemic began. The future incidence and timing of RSV infections remain highly unpredictable and thus may continue to impact enrollment in our ongoing Phase 2 RSV trials.
o
EDP-323 - L-protein Inhibitor Candidate: Our newest clinical candidate for RSV is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown nanomolar potency against RSV-A and RSV-B in vitro and is not expected to have cross-resistance to other classes of inhibitors. EDP-323 has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations. We initiated a Phase 1 clinical study of EDP-323 in October 2022.

•
COVID-19: We have been leveraging our expertise in developing protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.
o
EDP-235 – Protease Inhibitor Candidate – Our lead clinical candidate for COVID-19, EDP-235, is an oral inhibitor of coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, which has been granted Fast Track designation by the FDA. In addition to SARS-CoV-2, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future.
▪
Phase 1 Study – In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics, or PK, of oral EDP-235 in single ascending doses and multiple ascending doses for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated up to 400 mg for seven days with strong exposure multiples over the EC90, which is a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro. EDP-235 200 mg taken once daily with food resulted in mean trough plasma levels at steady state that were 3-fold and 7-fold over the plasma-protein-adjusted EC90 for the tested Alpha variant and Omicron variant, respectively, while 400 mg resulted in levels that were 6-fold and 13-fold over the plasma-protein-adjusted EC90 for the respective variants. These target exposure multiples were achieved without the need for ritonavir boosting and its associated drug-drug interactions. EDP-235 is projected to have four times higher drug levels in lung tissue compared to plasma, which would be expected to drive the 400 mg multiples to 28-fold and 52-fold for the respective variants. Adverse events were infrequent and mild.
▪
Phase 2 Study – In November 2022, we initiated SPRINT (SARS-Cov-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic adults with mild or moderate COVID-19. This randomized, double-blind, placebo-controlled study is designed to evaluate the safety, tolerability and antiviral activity of 200 mg and 400 mg once-daily doses of EDP-235 compared to placebo. The study will enroll approximately 200 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who are not at increased risk for developing severe disease. Patients will be eligible to participate if they have had symptoms for five days or less and have not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients will receive EDP-235 orally with food at a dose of 200 mg or 400 mg or placebo once daily for five days. The primary objective of the study includes evaluation of safety and tolerability, and secondary objectives include pharmacokinetics and multiple virology measures to guide dose selection for other trials.
o
We are also researching additional compounds that might be eligible to be designated for clinical development for SARS-CoV-2.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. We are in the process of seeking other compounds that could be developed with EDP-514 for such a treatment regimen.
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

•
hMPV: Human metapneumovirus, or hMPV, a virus that is a significant cause of respiratory tract infections, or RTIs, particularly in children, the elderly and immunocompromised individuals. It is the second most common cause of lower respiratory tract infections in children, with symptoms similar to RSV. The viral structure and lifecycle of hMPV are also similar to RSV. We have been optimizing nanomolar inhibitor leads against hMPV and are working toward selecting our first development candidate for this indication in 2023.

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

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. The first protease inhibitor developed through this collaboration, paritaprevir, is part of Abbvie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1.

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

Regarding our royalty revenue, we continued to report lower royalty revenue during fiscal 2022 as compared to periods ending before March 2020 due to the worldwide impact of the COVID-19 pandemic. The pandemic resulted in a decline in patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET.

While the evolving impact of COVID-19 will likely continue to affect aspects of our business, including those described above, we remain capable of funding our research and development programs into approximately the fourth quarter of fiscal 2024 with the current level of royalty revenue and our existing cash, cash equivalents and short-term and long-term marketable securities, which totaled $278.5 million at September 30, 2022.

Please see Item 1A “Risk Factors” in this Form 10-K for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds with an emphasis on treatments for viral infections. As of November 2022, we are conducting three Phase 2 studies and one Phase 1 study in our RSV program and one Phase 2 study in our SARS-CoV-2 program. We are also progressing other compounds into preclinical development.

During fiscal 2022, our business has been impacted by the COVID-19 pandemic. Specifically, AbbVie continues to report lower HCV revenues as a result of lower treated patient volumes. In addition, the prevalence of RSV has not been following any normal seasonal pattern since the COVID-19 pandemic began, and we continued to experience slower enrollment in the clinical studies in our RSV program as a result of suppression of the incidence of respiratory illnesses globally (other than COVID-19) due to mitigation measures intended to suppress SARS-CoV-2.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses to fluctuate from period to period. However, in the coming years, we expect our research and development expenses generally to increase as our wholly-owned programs advance.

We are funding our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. Our revenue is currently dependent on royalty payments we receive from AbbVie on its sales of MAVYRET/MAVIRET. Absent a significant increase in the level of AbbVie’s MAVYRET/MAVIRET sales that generate our royalty revenue, and given the planned levels of our future expenditures for the advancement of our internally developed compounds, we expect to continue to have net losses in fiscal 2023.

Revenue

Our revenue is derived from our collaboration agreement with AbbVie and AbbVie's sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV.

The following table is a summary of revenue recognized for the years ended September 30, 2022, 2021, and 2020:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
AbbVie agreement:
Royalties	$86,160	$97,074	$122,473
Total revenue	$86,160	$97,074	$122,473

AbbVie Agreement

We currently receive annually tiered, double-digit royalties on our protease inhibitor product glecaprevir included in AbbVie’s net sales of MAVYRET/MAVIRET. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of

MAVYRET/MAVIRET start at zero for purposes of calculating the tiered royalties. For detail regarding the royalty tiers under our AbbVie agreement, see Note 7 in Notes to Consolidated Financial Statements of this report, which is incorporated herein by this reference.

Internal Programs

As our internal product candidates are currently in Phase 1 or Phase 2 clinical development, we have not generated any revenue from our own product sales and do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

The following table summarizes our operating expenses for the years ended September 30, 2022, 2021, and 2020:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Research and development	$164,522	$174,111	$136,756
General and administrative	45,482	32,536	27,356
Total operating expenses	$210,004	$206,647	$164,112

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
•
laboratory consumables;
•
allocated facility-related costs; and
•
third-party license fees.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and preclinical candidates nominated and selected for further development. Remaining research and development expenses are reflected in research and drug discovery, which represents early-stage drug discovery programs. At any given time, we typically have several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will increase in the future as we advance our research and development programs. To date we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors’ and officers’ liability insurance premiums, professional fees for auditing, tax, and legal services, and patent expenses.

We expect that general and administrative expenses will continue to increase in the future primarily due to the ongoing expansion of our operating activities in support of our own research and development programs, as well as our patent litigation seeking damages for infringement of one of our COVID-19 patents. To date we have not experienced a significant impact of inflation on spending in general and administrative, but we anticipate inflation may impact future periods.

Other Income (Expense)

Other income (expense) consists of interest and investment income, net and the change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest income consists of interest earned on our cash equivalents and short-term and long-term marketable securities balances and interest earned for any refunds received from tax authorities. Investment income consists of the amortization or accretion of any purchased premium or discount, respectively, on our short-term and long-term marketable securities. The change in fair value of our Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument.

Income Tax Benefit (Expense)

Income tax benefit for the year ended September 30, 2022 is the result of the release of a state tax reserve. Income tax benefit (expense) for the years ended September 30, 2021 and 2020 is the result of federal and state taxes generated from our domestic operations or the benefit of tax refunds due as a result of tax losses generated in the period which were able to be carried back to prior years under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The tax refunds provided by the CARES Act are no longer available to us for periods after September 30, 2021.

Income tax benefit (expense) is based on our best estimate of applicable income tax rates, net research and development tax credits, net operating loss carrybacks, changes in valuation allowance estimates and deferred income taxes.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

We have entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. These include contracts with contract research organizations, or CROs, clinical manufacturing organizations, or CMOs, testing laboratories, research hospitals and not-for-profit organizations and other entities to support our research and development activities. We expense the cost of each contract as the work is performed. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of our outstanding obligations to those third parties as of period-end. Our accrual estimates are based on a number of factors, including our knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Results of Operations

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Revenue	$86,160	$97,074	$122,473
Research and development	164,522	174,111	136,756
General and administrative	45,482	32,536	27,356
Other income (expense):
Interest and investment income, net	1,573	2,021	6,471
Change in fair value of Series 1 nonconvertible preferred stock	83	(27)	149
Income tax benefit (expense)	433	28,583	(1,149)
Net loss	$(121,755)	$(78,996)	$(36,168)

Comparison of the Years Ended September 30, 2022 and 2021

Revenue. We recognized revenue of $86.2 million and $97.1 million during the years ended September 30, 2022 and 2021, respectively. The decrease in revenue year-over-year was due to AbbVie’s lower reported HCV sales in 2022, as compared to 2021. Our weighted average royalty rate on the portion of AbbVie’s sales allocable to our protease inhibitor products was approximately 11% in both fiscal 2022 and 2021.

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

Research and development expenses.

	Years Ended September 30,
	2022	2021
	(in thousands)
R&D programs:
Virology	$144,344	$127,488
Liver disease (non-viral)	17,658	43,908
Other	2,520	2,715
Total research and development expenses	$164,522	$174,111

Research and development expenses decreased by $9.6 million for the year ended September 30, 2022, as compared to the same period in 2021. While we incurred increased costs of $16.9 million in our virology program, costs in our non-viral liver disease program decreased by $26.3 million from fiscal 2021 to fiscal 2022 as we wound down our non-alcoholic steatohepatitis, or NASH, program, which is now substantially complete. Increased costs in our virology program were primarily due to an increase in manufacturing and clinical trial costs due to the timing and scope of clinical trials. For our virology program, we had three Phase 2 studies of EDP-938 in RSV, one Phase 1 study of EDP-235 in our COVID-19 program, which was initiated during the second quarter of 2022, and a Phase 1a study of an HBV RNA destabilizer that was discontinued in November 2021. In the prior year, we had two Phase 1b studies of EDP-514 in chronic HBV, as well as three Phase 2 studies of EDP-938 in RSV, including the expanded RSVP study, which was ongoing in 2021, and the Phase 1a study of an HBV RNA destabilizer.

We expect our research and development expenses will increase in the future as we conduct more clinical development activities.

General and administrative expenses. General and administrative expenses increased to $45.5 million for the year ended September 30, 2022, as compared to $32.5 million for the same period in 2021. The increase was primarily due to increases in headcount and stock-based compensation expense to support our research and development operations.

We expect our general and administrative expenses will continue to increase in the future as our operations grow to support further research and development.

Other income (expense). Changes in components of other income (expense) were as follows:

Interest and investment income, net. Interest and investment income, net decreased by $0.4 million for the year ended September 30, 2022, as compared to the same period in 2021, primarily due to lower invested cash balances.

Income tax benefit (expense). We recorded income tax benefits of $0.4 million and $28.6 million for the years ended September 30, 2022 and 2021, respectively. The effective tax rates used to calculate our income tax benefit for the years ended September 30, 2022 and 2021 were 0.4% and 26.6%, respectively. We recorded an income tax benefit in 2022 due to the release of a state tax reserve during the year. We recorded an income tax benefit in 2021 due to a federal net operating loss carryback available under the CARES Act for our fiscal year 2021, which is no longer available after September 30, 2021.

As of September 30, 2022 and 2021, we continue to record a valuation allowance against our deferred tax assets because it is more likely than not that we will not have sufficient taxable income in the future that would allow us to realize the majority of our deferred tax assets.

Comparison of the Years Ended September 30, 2021 and 2020

For a discussion of our results of operations for the year ended September 30, 2021, as compared to the year ended September 30, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended September 30, 2021 and 2020 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At September 30, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $278.5 million.

The following table shows a summary of our cash flows:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(84,782)	$(69,996)	$7,088
Investing activities	54,897	36,991	19,830
Financing activities	20,033	3,080	8,983
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,852)	$(29,925)	$35,901

Net cash used in operating activities

Cash used in operating activities was $84.8 million for the year ended September 30, 2022 as compared to cash used in operating activities of $70.0 million for the same period in 2021. The increase in cash used in operating activities was primarily driven by a decrease in royalty payments received under our collaboration with AbbVie.

Net cash provided by investing activities

The increase of $17.9 million in cash provided by investing activities for the year ended September 30, 2022, as compared to the same period in 2021, was driven primarily by the timing of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities

The increase in cash provided by financing activities of $17.0 million for the year ended September 30, 2022, as compared to 2021, was driven by an increase in proceeds from stock option exercises.

Year Ended September 30, 2021

For a discussion of our cash flows for the year ended September 30, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Funding Requirements

As of September 30, 2022, we had $278.5 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2022, and cash flows from our continuing HCV royalties will be sufficient to meet our anticipated cash requirements into approximately the fourth quarter of fiscal 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the amount of royalties generated from MAVYRET/MAVIRET sales under our existing collaboration with AbbVie;
•
any continuing impact of the COVID-19 pandemic on the number of treated HCV patients;
•
the number and characteristics of our research and development programs;
•
the scope, progress, results and costs of researching and developing our product candidates on our own, including conducting advanced clinical trials;
•
delays and additional expense in our clinical trials as a result of COVID-19;
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

Contractual Obligations and Commitments

We currently lease space in Watertown, Massachusetts, under two separate lease agreements with one landlord. We have entered into a third lease agreement with the same landlord to lease additional laboratory and office space at a to-be-constructed facility located at Arsenal on the Charles in Watertown, Massachusetts.

Our first lease for office and laboratory space at 500 Arsenal Street expires on September 1, 2027. In May 2022, we entered into a new ten-year lease for laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles, at a to-be-constructed facility. We currently anticipate we will gain access to construct tenant improvements in October 2023. In connection with this lease, we amended our 500 Arsenal Street lease to shorten the expiration date from September 1, 2027, to the date the Arsenal on the Charles facility is ready for our occupancy.

The second lease for office space located at 400 Talcott Avenue, commenced on September 24, 2018 for a term of six years. In May 2022, we amended this lease to expand the rented space and extend the lease term through June 1, 2034. We expect to spend approximately $7.6 million in capital expenditures for the additional space, which primarily relate to tenant improvements. We are eligible to receive a tenant improvement allowance from the landlord of up to $2.6 million.

As of September 30, 2022, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.4 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of September 30, 2022. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term and long-term marketable securities of $278.5 million and $352.4 million at September 30, 2022 and 2021, respectively, which consisted of cash, money market funds, corporate bonds, commercial paper and treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period. We had no debt outstanding as of September 30, 2022 or 2021.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development, we will conduct clinical trials and clinical manufacturing outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2022 and 2021, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Companies are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022. These conclusions were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2022, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto in the Company’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, also referred to as the 2023 Proxy Statement, which will be filed within 120 days after September 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2023 Proxy Statement, which will be filed within 120 days after September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto in the 2023 Proxy Statement, which will be filed within 120 days after September 30, 2022.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2022:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	4,414	(2)	$48.46	1,549	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	4,414			1,549

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2023 Proxy Statement, which will be filed within 120 days after September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2023 Proxy Statement, which will be filed within 120 days after September 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	8-K	02/05/2021	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	8-K	02/05/2021	10.2	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839

10.9	Second Amendment to Lease made as of May 12, 2022 by and between ARE-500 Arsenal Street, LLC and the Company.	8-K	05/17/2022	10.1	001-35839

10.10	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.	10-K	11/29/2018	10.10	001-35839

10.11	First Amendment to Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.2	001-35839

10.12	Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.3	001-35839

10.13#	Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.8	333-184779

10.14#	Form of Incentive Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.9	333-184779

10.15#	Form of Non-Statutory Stock Option Certificate under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.10	333-184779

10.16#	Form of Non-Statutory Stock Option Certificate for directors under Amended and Restated 1995 Equity Incentive Plan.	S-1/A	03/05/2013	10.11	333-184779

10.17#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.17#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.18#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.19#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.20#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.21#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.22#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.23#	2019 Equity Incentive Plan (As amended March 2022)	8-K	03/08/2022	10.1	001-35839

10.24#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.25#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.26#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.27#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.28#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.	10-K	11/25/2020	10.27	001-35839

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of November, 2022.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2022

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2022

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 23, 2022

/s/ Mark G. Foletta Mark G. Foletta	Director	November 23, 2022

/s/ Yujiro S. Hata Yujiro S. Hata	Director	November 23, 2022

/s/ Kristine Peterson Kristine Peterson	Director	November 23, 2022

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 23, 2022

/s/ Terry Vance Terry Vance	Director	November 23, 2022

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENANTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $5.5 million and $6.9 million as of September 30, 2022, respectively. The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

November 23, 2022

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,994	$57,206
Short-term marketable securities	205,238	186,796
Accounts receivable	20,318	23,576
Prepaid expenses and other current assets	13,445	14,188
Income tax receivable	28,718	37,255
Total current assets	311,713	319,021
Long-term marketable securities	29,285	108,416
Property and equipment, net	6,173	5,943
Operating lease, right-of-use assets	23,575	4,711
Restricted cash	3,968	608
Other long-term assets	696	92
Total assets	$375,410	$438,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,000	$9,540
Accrued expenses and other current liabilities	20,936	22,429
Operating lease liabilities	2,891	4,203
Total current liabilities	29,827	36,172
Operating lease liabilities, net of current portion	22,372	1,126
Series 1 nonconvertible preferred stock	1,423	1,506
Other long-term liabilities	454	558
Total liabilities	54,076	39,362
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 20,791 and 20,238 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	208	202
Additional paid-in capital	398,029	351,033
Accumulated other comprehensive loss	(3,724)	(382)
Retained earnings (accumulated deficit)	(73,179)	48,576
Total stockholders' equity	321,334	399,429
Total liabilities and stockholders' equity	$375,410	$438,791

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2022	2021	2020
Royalty revenue	$86,160	$97,074	$122,473
Operating expenses:
Research and development	164,522	174,111	136,756
General and administrative	45,482	32,536	27,356
Total operating expenses	210,004	206,647	164,112
Loss from operations	(123,844)	(109,573)	(41,639)
Other income (expense):
Interest and investment income, net	1,573	2,021	6,471
Change in fair value of Series 1 nonconvertible preferred stock	83	(27)	149
Total other income, net	1,656	1,994	6,620
Loss before income taxes	(122,188)	(107,579)	(35,019)
Income tax benefit (expense)	433	28,583	(1,149)
Net loss	$(121,755)	$(78,996)	$(36,168)
Net loss per share, basic and diluted	$(5.91)	$(3.92)	$(1.81)
Weighted average common shares outstanding, basic and diluted	20,603	20,171	19,940

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2022	2021	2020
Net loss	$(121,755)	$(78,996)	$(36,168)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax expense of $0, $0, and $388	(3,342)	(1,226)	698
Total other comprehensive income (loss), net of tax	(3,342)	(1,226)	698
Comprehensive loss	$(125,097)	$(80,222)	$(35,470)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at September 30, 2019	19,703	$197	$298,409	$146	$163,740	$462,492
Exercise of stock options	327	4	10,477	—	—	10,481
Vesting of restricted stock units, net of withholding	47	—	(1,498)	—	—	(1,498)
Stock-based compensation expense	—	—	19,575	—	—	19,575
Other comprehensive income, net of tax	—	—	—	698	—	698
Net loss	—	—	—	—	(36,168)	(36,168)
Balances at September 30, 2020	20,077	201	326,963	844	127,572	455,580
Exercise of stock options	129	1	3,613	—	—	3,614
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	20,991	—	—	20,991
Other comprehensive loss	—	—	—	(1,226)	—	(1,226)
Net loss	—	—	—	—	(78,996)	(78,996)
Balances at September 30, 2021	20,238	202	351,033	(382)	48,576	399,429
Exercise of stock options	517	6	21,256	—	—	21,262
Vesting of restricted stock units, net of withholding	36	—	(1,229)	—	—	(1,229)
Stock-based compensation expense	—	—	26,969	—	—	26,969
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net loss	—	—	—	—	(121,755)	(121,755)
Balances at September 30, 2022	20,791	$208	$398,029	$(3,724)	$(73,179)	$321,334

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(121,755)	$(78,996)	$(36,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	26,969	20,991	19,575
Depreciation and amortization expense	2,973	3,334	3,644
Deferred income taxes	—	345	10,608
Premium paid on marketable securities	(846)	(4,028)	(3,575)
Amortization of premium on marketable securities	1,171	2,116	304
Change in fair value of Series 1 nonconvertible preferred stock	(83)	27	(149)
Other non-cash items	—	(97)	(51)
Change in operating assets and liabilities:
Accounts receivable	3,258	(84)	27,821
Prepaid expenses and other current assets	743	(533)	(7,270)
Income tax receivable	8,537	(24,214)	(4,127)
Operating lease, right-of-use assets	4,776	5,418	3,184
Other long-term assets	(604)	—	—
Accounts payable	(4,634)	3,774	(883)
Accrued expenses	(1,477)	8,350	(1,368)
Operating lease liabilities	(3,706)	(5,879)	(3,535)
Other long-term liabilities	(104)	(520)	(922)
Net cash provided by (used in) operating activities	(84,782)	(69,996)	7,088
Cash flows from investing activities
Purchase of marketable securities	(171,446)	(307,348)	(338,553)
Proceeds from maturities and sale of marketable securities	228,468	345,089	359,828
Purchase of property and equipment	(2,125)	(750)	(1,445)
Net cash provided by investing activities	54,897	36,991	19,830
Cash flows from financing activities
Proceeds from exercise of stock options	21,262	3,614	10,481
Payments for settlement of share-based awards	(1,229)	(534)	(1,498)
Net cash provided by financing activities	20,033	3,080	8,983
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,852)	(29,925)	35,901
Cash, cash equivalents and restricted cash at beginning of period	57,814	87,739	51,838
Cash, cash equivalents and restricted cash at end of period	$47,962	$57,814	$87,739
Supplemental cash flow information:
Cash paid for taxes	$—	$32	$105
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,215	$137	$188
Operating lease liabilities arising from obtaining right-of-use assets	$23,910	$3,320	$3,053

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs, with an emphasis on treatments for viral infections. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus (“HCV”). Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (“DAA”) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2, hepatitis B virus (“HBV”) and human metapneumovirus (“hMPV”).

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and countries worldwide implemented various measures to contain the spread of the SARS-CoV-2 virus. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. The extent and severity of the impact on the Company’s business and clinical trials will be determined largely by the extent to which there are disruptions in the supply chains for its research and product candidates, delays in the conduct of ongoing and future clinical trials, or reductions in the number of patients accessing AbbVie’s HCV regimens, or any combination of those events. In addition, AbbVie experienced a decline in HCV sales compared to periods prior to March 2020 as a result of a reduction in patients accessing AbbVie’s HCV regimens due to the COVID-19 pandemic.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of September 30, 2022. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses are included in other income (expense) within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended September 30, 2022, 2021, and 2020.

Restricted Cash

As of September 30, 2022 and 2021 the Company had outstanding letters of credit collateralized by a money market account of $3,968 and $608, respectively, to the benefit of the landlord of the Company’s building leases. These amounts were classified as long-term restricted cash as of September 30, 2022 and 2021.

Concentration of Credit Risk and of Significant Customers and Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term marketable securities and accounts receivable. The Company has all cash and investment balances at one accredited financial institution, including cash in amounts that exceed federally insured limits. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2022 and 2021, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy is based on three levels of inputs that are used to measure fair value, of which the first two levels are considered observable and the last is considered unobservable:

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

The Company’s instruments that are carried at fair value are cash equivalents, short-term and long-term marketable securities and the Series 1 nonconvertible preferred stock. The carrying values of accounts receivable, prepaid and other assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

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

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of 12 months or less on its consolidated balance sheets and recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and lease liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily property and equipment and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

The Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. This includes contracts with contract research organizations (“CROs”), clinical manufacturing organizations (“CMOs”), testing laboratories, research hospitals and not for profit organizations and other entities to support our research and development activities. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. The accrual estimates are based on a number of factors, including the Company’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of restricted stock units with service-based and performance-based vesting is based on the fair value of the stock on the date of grant. The Company uses the Monte-Carlo model to calculate the fair value on the date of grant of market-based awards. The fair value of service-based awards is recognized as stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. For awards with graded vesting, the straight-line method of expense recognition is applied to all awards with service-only based conditions. The Company uses the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified. The Company accounts for stock-based compensation expense related to forfeitures as the forfeitures occur.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The Company reported net losses for each of the years ended September 30, 2022, 2021 and 2020. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Options to purchase common stock	3,993	3,852	3,262
Unvested rTSRUs	101	111	46
Unvested PSUs	101	111	46
Unvested restricted stock units	219	117	45

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a biotechnology company focused on discovering and developing small molecule drugs, with an emphasis on treatments for viral infections. Revenue is generated exclusively from transactions occurring with partners located in the United States, and all assets are held in the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term and long-term marketable securities on hand at September 30, 2022 is sufficient to fund operations for at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term and long-term marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU became effective for the Company beginning October 1, 2021 and interim periods within that year. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$13,905	$—	$—	$13,905
Marketable securities:
U.S. Treasury notes	91,328	—	—	91,328
Corporate bonds	—	76,411	—	76,411
Commercial paper	—	66,784	—	66,784
	$105,233	$143,195	$—	$248,428
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$54,819	$—	$—	$54,819
Marketable securities:
U.S. Treasury notes	83,038	—	—	83,038
Corporate bonds	—	124,703	—	124,703
Commercial paper	—	87,471	—	87,471
	$137,857	$212,174	$—	$350,031
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,506	$1,506
	$—	$—	$1,506	$1,506

Cash equivalents at September 30, 2022 and 2021 consist of money market funds that are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2022, 2021, and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2022 and 2021 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model, which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

Series 1 nonconvertible preferred stock	Range
	September 30,
Unobservable Input	2022	2021
Probabilities of payout	0%-65%	0%-65%
Discount rate	7.25%	4.25%

The following table provides a rollforward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
(in thousands)
Balance, September 30, 2019	$1,628
Decrease in fair value	(149)
Balance, September 30, 2020	1,479
Increase in fair value	27
Balance, September 30, 2021	1,506
Decrease in fair value	(83)
Balance, September 30, 2022	$1,423

4. Marketable Securities

As of September 30, 2022 and 2021, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$78,663	$—	$(2,252)	$—	$76,411
Commercial paper	66,784	—	—	—	66,784
U.S. Treasury notes	92,416	—	(1,088)	—	91,328
	$237,863	$—	$(3,340)	$—	$234,523

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$124,678	$93	$(68)	$—	$124,703
Commercial paper	87,471	—	—	—	87,471
U.S. Treasury notes	83,061	3	(26)	—	83,038
	$295,210	$96	$(94)	$—	$295,212

As of September 30, 2022 and 2021, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and three years and an aggregate fair value of $29,285 and $108,416, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2022 and 2021:

	September 30,
	2022	2021
	(in thousands)
Laboratory and office equipment	$14,780	$14,499
Leasehold improvements	7,276	7,140
Purchased software	1,412	1,387
Furniture	1,354	1,294
Computer equipment	653	529
Construction in progress	2,556	20
	28,031	24,869
Less: Accumulated depreciation and amortization	(21,858)	(18,926)
	$6,173	$5,943

As of September 30, 2022, construction in progress related primarily to leasehold improvements. Depreciation and amortization expense for property and equipment, was $2,973, $3,334 and $3,644 for the years ended September 30, 2022, 2021, and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2022 and 2021:

	September 30,
	2022	2021
	(in thousands)
Accrued pharmaceutical drug manufacturing	$6,932	$8,402
Accrued research and development expenses	5,532	6,062
Accrued payroll and related expenses	6,439	6,094
Accrued other	2,033	1,871
	$20,936	$22,429

7. Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,207,000 through September 30, 2022. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

As of September 30, 2022 and 2021, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. For the years ended September 30, 2022, 2021, and 2020, the remeasurement of the Series 1 nonconvertible preferred stock resulted in income (expense) of $83, $(27), and $149, respectively, which was recorded in other income (expense) in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,423 and $1,506 as of September 30, 2022 and 2021, respectively.

10. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021 and March 2022. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its

amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans. The Company’s 2019 Plan permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Plan or the 1995 Plan. As of September 30, 2022, 1,363 shares remained available for future awards under the 2019 Plan.

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2022, the Company had not commenced any offering under the ESPP and no ESPP shares have been issued.

Options granted under the 2019 Plan to employees generally vest over four years and to non-employee directors over one year, and expire after ten years. As required under the equity plans, the exercise price for awards granted is not to be less than the fair value of common shares on the date of grant. Restricted stock units with service-based vesting conditions generally vest over four years.

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero due to the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2022	2021	2020
Risk-free interest rate	1.72%	0.61%	1.41%
Expected term (in years)	6.04	6.05	6.02
Expected volatility	47%	52%	53%
Expected dividends	0%	0%	0%
Weighted average grant date fair value	$33.22	$21.76	$30.47

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2022:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2021	3,852	$48.61	6.4	$49,173
Granted	894	71.26
Exercised	(517)	41.17
Forfeited	(236)	66.76
Outstanding as of September 30, 2022	3,993	$53.57	6.2	$28,778
Options vested and expected to vest as of September 30, 2022	3,993	$53.57	6.2	$28,778
Options exercisable as of September 30, 2022	2,621	$49.76	5.0	$25,191

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Aggregate intrinsic value of stock options exercised	$17,650	$2,704	$7,850
Proceeds to Company from stock options exercised	$21,262	$3,614	$10,481

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units (“PSUs”) and relative total stockholder return units (“rTSRUs”) to its executive officers.

The PSUs vest and result in issuance, or settlement, of common shares for each recipient, based upon the recipient’s continued employment with the Company through the settlement date of the award and the Company’s achievement of specified research and development milestones. The requisite service period of the PSUs is generally two years. The fair value of PSUs is based on the fair value of the stock on the date of grant, which is determined to be the closing price of the Company's common stock. Stock-based compensation expense for PSUs is recorded in the statements of operations over the service period, commencing when it is probable that the specified research and development milestone is achieved.

The rTSRUs vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award and the relative ranking of the total stockholder return, or TSR, of the Company’s common stock in relation to the TSR of the component companies in the NASDAQ Biotech Index over two specified periods that are two years apart, based on a comparison of average closing stock prices in specified periods noted in the award agreement. The number of market-based rTSRUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number, depending on the award agreement and the year of the award. The Company used a Monte Carlo model to estimate the grant-date fair value of the rTSRUs. Stock-based compensation expense for rTSRUs is recorded in the statements of operations over the service period regardless of whether the market condition is achieved.

Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2022	2021	2020
Risk-free interest rate	0.94%	0.13%	1.62%
Dividend yield	0%	0%	0%
Expected volatility	80%	74%	68%
Performance period (years)	1.97	1.97	2.03

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2022:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2021	111	$49.31	111	$31.26
Granted	36	76.84	36	54.67
Vested	(5)	61.59	(18)	40.13
Cancelled	(41)	59.01	(28)	37.78
Unvested at September 30, 2022	101	$54.50	101	$36.14

The total fair value of PSUs and rTSRUs vested during the years ended September 30, 2022, 2021, and 2020 were $1,414, $0 and $1,227, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ending September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2021	117	$43.57
Granted	158	74.82
Vested	(29)	43.57
Cancelled	(27)	59.99
Unvested at September 30, 2022	219	$64.03

The total fair value of restricted stock units vested during the years ended September 30, 2022, 2021, and 2020 were $2,427, $1,897 and $3,149, respectively.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2022, 2021, and 2020:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Research and development	$9,728	$10,075	$10,096
General and administrative	17,241	10,916	9,479
	$26,969	$20,991	$19,575

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Stock options	$19,615	$18,004	$17,459
rTSRUs	1,597	1,537	1,216
PSUs	2,628	235	259
Restricted stock units	3,129	1,215	641
	$26,969	$20,991	$19,575

As of September 30, 2022, the Company had an aggregate of $55,346 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

11. Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street, was effective in fiscal 2011 and was set to expire in September 2022 with an option to extend the lease term for an additional five years. On November 19, 2021, the Company exercised its option to extend the lease term for an additional five years through September 1, 2027. The option to extend the lease term was not included in the right-of-use asset and lease liabilities as it was not reasonably certain of being exercised. Therefore, the Company accounted for the extension as a modification and re-assessed the classification of the lease as an operating lease. The total remeasurement of the lease resulted in an increase in the right-of-use asset and lease liability of $15,076 during the year ended September 30, 2022.

The second lease, for office space located at 400 Talcott Avenue, was effective September 2018 for a term of six years with two options to extend the lease term for an additional three years each. The options to extend the lease terms were not included in the right-of-use assets and lease liabilities as they were not reasonably certain of being exercised. In May 2022, the Company amended the lease to add additional office space and extend the lease term through June 1, 2034. The amended lease also includes a tenant improvement allowance from the landlord of up to $2,574. The Company accounted for the lease amendment as a modification and re-assessed the classification of the lease as an operating lease. The total remeasurement of the lease resulted in an increase in the right-of-use asset and liability of $8,174 during the year ended September 30, 2022.

Lease payments for the Company's real estate leases include fixed lease payments that escalate over the terms of the leases and require the Company to pay certain operating expenses based on actual costs incurred. Operating expenses that are not fixed in nature are expensed in the period incurred and included in variable lease costs. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

In May 2022, the Company entered into a new ten-year lease agreement with its existing landlord for laboratory and office space in Watertown, Massachusetts, adjacent to its 400 Talcott Avenue premises to accommodate its growing headcount. The new lab and office space will be located at Arsenal on the Charles in Watertown, Massachusetts, at a to-be-constructed facility. The Company expects to gain access to the space to perform tenant improvements beginning in October 2023. The estimated minimum lease payments as a result of the new lease total $76,470 over the ten-year term. The lease also contains a tenant improvement allowance of $15,194. The Company will account for the lease as a right-of-use asset and lease liability upon the lease commencement date.

In conjunction with the new lease agreement at Arsenal on the Charles, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to the date when the Arsenal on the Charles facility is completed and ready for the Company's occupancy. The construction of the Arsenal on the Charles facility is being conducted by the landlord and it is expected that the facility will be ready for the Company's tenant improvement buildout in October 2023. As the construction of the facility and the timing of completion is not in the control of the Company, the Company will remeasure the term for the 500 Arsenal Street lease for financial accounting purposes at the time the contingency regarding occupancy lapses.

The Company leases units of equipment over eighteen-month lease periods commencing upon shipment of each unit. The lease agreements contain options to terminate the leases early or to extend the leases for successive six-month periods, however these options were not included in the right-of-use assets and lease liability as they were not reasonably certain of being exercised. The equipment leases require the Company to pay for certain consumable and peripheral equipment supplies based on actual costs incurred. As these costs are not fixed in nature, they are expensed in the period incurred and included in variable lease costs.

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Years Ended September 30,
	2022	2021
	(in thousands)
Operating lease cost	$6,294	$5,861
Short-term lease cost	—	—
Variable lease cost	2,375	4,057
	$8,669	$9,918

	Years Ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,966	$6,364
Operating lease liabilities arising from obtaining right-of-use assets	$23,910	$3,320

	September 30,
	2022	2021
Weighted-average remaining lease term - operating leases (in years)	7.42	1.43
Weighted-average discount rate - operating leases	6.96%	6.08%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments relating to the Company's lease liabilities as of September 30, 2022 were as follows:

Years ended September 30,	(in thousands)
2023	2,290
2024	5,062
2025	5,216
2026	5,373
2027	5,196
Thereafter	11,912
Total future minimum lease payments	35,049
Less: imputed interest	(9,786)
Total operating lease liabilities	$25,263

	September 30,
Included in the balance sheet:	2022	2021
	(in thousands)
Current operating lease liabilities	$2,891	$4,203
Operating lease liabilities, net of current portion	22,372	1,126
Total operating lease liabilities	$25,263	$5,329

The tables above do not include lease payments related to the Company’s Arsenal on the Charles facility because as of September 30, 2022, the lease commencement date had not occurred. Additionally, the tables above do not include the impact of shortening the term for the 500 Arsenal Street Lease as the term date is contingent upon events not in the Company's control.

The Company is required to maintain security deposits of $652 in connection with various of its real estate leases, which amounts are included in other long-term assets on the Company's consolidated balance sheets. In addition, the Company is required to maintain letters of credit for certain of its leases, collateralized by money market accounts of $3,968, which amounts are classified as long-term restricted cash on the consolidated balance sheets.
12. Commitments and Contingencies

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022, against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the '953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ‘953 patent. The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

The Company currently is not a party to any other litigation.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 and 2021.

13. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2022, 2021, and 2020, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Current income tax benefit (expense):
Federal	$—	$28,721	$8,491
State	449	205	941
Deferred income tax benefit (expense):
Federal	(16)	(343)	(8,916)
State	—	—	(1,665)
Income tax benefit (expense)	$433	$28,583	$(1,149)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.9)	(2.3)	(2.8)
Change in valuation allowance	30.8	9.9	52.1
Federal research and development tax credit	(4.6)	(5.3)	(13.3)
Share-based compensation	(0.8)	2.4	2.8
State research and development tax credit	(1.5)	(0.8)	(2.6)
Change in deferred tax rate	(0.1)	(9.5)	(10.2)
Other	(0.3)	—	(1.7)
Effective income tax rate	(0.4)%	(26.6)%	3.3%

The effective tax rate during the year ended September 30, 2022 differs from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets. The negative effective income tax rate during the year ended September 30, 2021 reflects an income tax benefit due to the Company’s ability to carryback the pre-tax loss for the year under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2022, 2021, and 2020 are as follows:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Valuation allowance, beginning of year	$(29,298)	$(18,259)	$—
Increase recorded to valuation allowance	(38,428)	(11,039)	—
Initial recording of valuation allowance	—	—	(18,259)
Valuation allowance, end of year	$(67,726)	$(29,298)	$(18,259)

Net deferred tax assets as of September 30, 2022 and 2021 consisted of the following:

	September 30,
	2022	2021
	(in thousands)
Deferred tax assets:
Share-based compensation	$14,983	$11,843
Tax credit carryforwards	20,663	13,170
Operating lease liability	6,007	1,232
Accrued compensation	1,362	1,284
Net operating loss carryforward	29,105	3,095
Accrued expenses	541	378
Other temporary differences	245	366
Total deferred tax assets	72,906	31,368
Valuation allowance	(67,726)	(29,298)
Net deferred tax assets	5,180	2,070

Deferred tax liabilities:
Operating lease, right-of-use assets	(5,606)	(1,110)
Depreciation	(88)	(684)
Prepaid expenses	(280)	(275)
Unrealized loss	794	(1)
Total deferred tax liabilities	(5,180)	(2,070)
Net deferred income tax assets (liabilities)	$—	$—

As of September 30, 2022, the Company had federal net operating loss carryforwards of $109,363, which may be available to offset future taxable income and do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of September 30, 2022, the Company had state net operating loss carryforwards of $97,128, which may be available to offset future taxable income and expire at various dates beginning in 2040. As of September 30, 2022, the Company also had federal and state research and development tax credit carryforwards of $16,870 and $4,986, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2034, respectively.

Utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development tax credit carryforwards that can be utilized annually to offset future tax liabilities.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development tax credit carryforwards and stock compensation expense. The Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, the Company continued to record a valuation allowance as of September 30, 2022 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2018 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company has not received notice of examination by any jurisdiction for any tax year open under statute.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifted certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Under the CARES Act, the Company was permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act made qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $28,721 and $8,581 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the years ended

September 30, 2021 and 2020, respectively. As of September 30, 2022 and 2021, the Company had an income tax receivable of $28,718 and $37,255, respectively.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $44 and $105 as of September 30, 2022 and 2021, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2022	2021
	(in thousands)
Beginning Balance	$622	$844
Additions based on tax positions for the current period	10	10
Reductions for tax positions due to lapse of statute of limitations	(367)	(134)
Reductions for tax positions of prior periods	(39)	(98)
Ending Balance	$226	$622

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

14. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2022, 2021, and 2020, the Company recognized $1,596, $1,353, and $1,190, respectively, of expense related to its contributions to this plan.