Form 10-Q
period 2023-03-31
ENANTA PHARMACEUTICALS INC
filed 2023-05-09
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 21,055,392 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$73,178	$43,994
Short-term marketable securities	136,906	205,238
Accounts receivable	17,795	20,318
Prepaid expenses and other current assets	14,484	13,445
Income tax receivable	28,774	28,718
Total current assets	271,137	311,713
Long-term marketable securities	15,040	29,285
Property and equipment, net	11,050	6,173
Operating lease, right-of-use assets	24,554	23,575
Restricted cash	3,968	3,968
Other long-term assets	696	696
Total assets	$326,445	$375,410
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,761	$6,000
Accrued expenses and other current liabilities	15,482	20,936
Operating lease liabilities	4,923	2,891
Total current liabilities	32,166	29,827
Operating lease liabilities, net of current portion	23,073	22,372
Series 1 nonconvertible preferred stock	1,423	1,423
Other long-term liabilities	408	454
Total liabilities	57,070	54,076
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,049 and 20,791 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	210	208
Additional paid-in capital	410,803	398,029
Accumulated other comprehensive loss	(1,815)	(3,724)
Accumulated deficit	(139,823)	(73,179)
Total stockholders' equity	269,375	321,334
Total liabilities and stockholders' equity	$326,445	$375,410

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue
Royalty revenue	$17,795	$18,716	$40,380	$46,364
License revenue	—	—	1,000	—
Total revenue	17,795	18,716	41,380	46,364
Operating expenses:
Research and development	43,468	42,087	84,370	90,636
General and administrative	13,778	10,476	26,474	19,984
Total operating expenses	57,246	52,563	110,844	110,620
Loss from operations	(39,451)	(33,847)	(69,464)	(64,256)
Other income (expense):
Interest and investment income, net	1,837	255	2,830	549
Total other income, net	1,837	255	2,830	549
Loss before income taxes	(37,614)	(33,592)	(66,634)	(63,707)
Income tax expense	(44)	—	(10)	—
Net loss	$(37,658)	$(33,592)	$(66,644)	$(63,707)
Net loss per share, basic and diluted	$(1.79)	$(1.63)	$(3.19)	$(3.11)
Weighted average common shares outstanding, basic and diluted	21,035	20,551	20,882	20,473

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(37,658)	$(33,592)	$(66,644)	$(63,707)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	860	(2,031)	1,909	(2,655)
Total other comprehensive income (loss)	860	(2,031)	1,909	(2,655)
Comprehensive loss	$(36,798)	$(35,623)	$(64,735)	$(66,362)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2022	20,791	$208	$398,029	$(3,724)	$(73,179)	$321,334
Exercise of stock options	56	1	1,125	—	—	1,126
Vesting of restricted stock units, net of withholding	37	—	(825)	—	—	(825)
Stock-based compensation expense	—	—	7,139	—	—	7,139
Other comprehensive income	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	(28,986)	(28,986)
Balances at December 31, 2022	20,884	209	405,468	(2,675)	(102,165)	300,837
Exercise of stock options	61	1	881	—	—	882
Vesting of restricted stock units, net of withholding	104	—	(2,909)	—	—	(2,909)
Stock-based compensation expense	—	—	7,363	—	—	7,363
Other comprehensive income	—	—	—	860	—	860
Net loss	—	—	—	—	(37,658)	(37,658)
Balances at March 31, 2023	21,049	$210	$410,803	$(1,815)	$(139,823)	$269,375

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at September 30, 2021	20,238	$202	$351,033	$(382)	$48,576	$399,429
Exercise of stock options	248	2	10,407	—	—	10,409
Vesting of restricted stock units, net of withholding	20	1	(778)	—	—	(777)
Stock-based compensation expense	—	—	6,062	—	—	6,062
Other comprehensive loss	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	(30,115)	(30,115)
Balances at December 31, 2021	20,506	205	366,724	(1,006)	18,461	384,384
Exercise of stock options	97	1	3,801	—	—	3,802
Vesting of restricted stock units, net of withholding	15	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,471	—	—	6,471
Other comprehensive loss	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	(33,592)	(33,592)
Balances at March 31, 2022	20,618	$206	$376,545	$(3,037)	$(15,131)	$358,583

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,644)	$(63,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,502	12,533
Depreciation and amortization expense	1,051	1,602
Premium paid on marketable securities	(42)	(802)
Amortization (accretion) of premiums (discounts) on marketable securities	(1,345)	928
Loss on disposal of property and equipment	7	—
Change in operating assets and liabilities:
Accounts receivable	2,523	4,860
Prepaid expenses and other current assets	(1,039)	110
Income tax receivable	(56)	8,507
Operating lease, right-of-use assets	1,891	2,784
Accounts payable	5,963	(3,473)
Accrued expenses	(6,052)	(808)
Operating lease liabilities	(137)	(2,498)
Other long-term liabilities	(46)	318
Net cash used in operating activities	(49,424)	(39,646)
Cash flows from investing activities
Purchase of marketable securities	(90,627)	(124,631)
Proceeds from maturities and sales of marketable securities	176,500	135,514
Purchase of property and equipment	(5,539)	(437)
Net cash provided by investing activities	80,334	10,446
Cash flows from financing activities
Proceeds from exercise of stock options	2,008	14,211
Payments for settlement of share-based awards	(3,734)	(1,228)
Net cash provided by (used in) financing activities	(1,726)	12,983
Net increase (decrease) in cash, cash equivalents and restricted cash	29,184	(16,217)
Cash, cash equivalents and restricted cash at beginning of period	47,962	57,814
Cash, cash equivalents and restricted cash at end of period	$77,146	$41,597
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,611	$174
Operating lease liabilities arising from obtaining right-of-use assets	$2,870	$15,559

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs, with an emphasis on treatments for viral infections. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus (“HCV”). Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (“DAA”) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET®(ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2, human metapneumovirus (“hMPV”) and hepatitis B virus (“HBV”).

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

Unaudited Interim Financial Information

The consolidated balance sheet at September 30, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2023 and for the three and six months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three and six months ended March 31, 2023 and 2022 and cash flows for the six months ended March 31, 2023 and 2022 have been made. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2023.

The accompanying consolidated financial statements have been prepared in conformity with GAAP. All amounts in the consolidated financial statements and in the notes to the consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $66,644 for the six months ended March 31, 2023 and $121,755 for the year ended September 30, 2022. As of March 31, 2023, the Company had an accumulated deficit of $139,823. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of March 31, 2023, the Company had $225,124 in cash, cash equivalents and short-term and long-term marketable securities. The Company expects that its cash, cash equivalents, short-term and long-term marketable securities, as well as the $200,000 payment received in April 2023 from the sale of a portion of the MAVYRET/MAVIRET royalties and cash flows from the continuing portion of HCV royalties will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business. The Company has made estimates of the impact of COVID-19 in the Company’s consolidated financial statements as of March 31, 2023. Actual results could differ from the Company’s estimates.

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

The Company reported net losses for each of the three and six months ended March 31, 2023 and 2022. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
	(in thousands)
Options to purchase common stock	4,522	4,124
Unvested rTSRUs	81	112
Unvested PSUs	81	112
Unvested restricted stock units	430	217

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2023 and September 30, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$70,562	$—	$—	$70,562
Marketable securities:
U.S. Treasury notes	22,003	—	—	22,003
Corporate bonds	—	46,124	—	46,124
Commercial paper	—	83,819	—	83,819
	$92,565	$129,943	$—	$222,508
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$13,905	$—	$—	$13,905
Marketable securities:
U.S. Treasury notes	91,328	—	—	91,328
Corporate bonds	—	76,411	—	76,411
Commercial paper	—	66,784	—	66,784
	$105,233	$143,195	$—	$248,428
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

During the three and six months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The outstanding shares of Series 1 nonconvertible preferred stock as of March 31, 2023 and September 30, 2022 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2023	2022
Probabilities of payout	0%-65%	0%-65%
Discount rate	7.25%	7.25%

There were no changes in the fair value of nonconvertible preferred stock during the three and six months ended March 31, 2023 or 2022.

4. Marketable Securities

As of March 31, 2023 and September 30, 2022, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$47,329	$4	$(1,209)	$—	$46,124
Commercial paper	83,819	—	—	—	83,819
U.S. Treasury notes	22,229	14	(240)	—	22,003
	$153,377	$18	$(1,449)	$—	$151,946

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$78,663	$—	$(2,252)	$—	$76,411
Commercial paper	66,784	—	—	—	66,784
U.S. Treasury notes	92,416	—	(1,088)	—	91,328
	$237,863	$—	$(3,340)	$—	$234,523

As of March 31, 2023 and September 30, 2022, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. Treasury notes, which have maturities between one and two years and an aggregate fair value of $15,040 and $29,285, respectively.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and September 30, 2022:

	March 31,	September 30,
	2023	2022
	(in thousands)
Accrued pharmaceutical drug manufacturing	$4,521	$6,932
Accrued research and development expenses	5,380	5,532
Accrued payroll and related expenses	3,075	6,439
Accrued professional fees	1,639	1,273
Accrued other	867	760
	$15,482	$20,936

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,250,000 through March 31, 2023.

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

7. Series 1 Nonconvertible Preferred Stock

As of March 31, 2023, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. Since these shares qualify as a derivative, the outstanding shares are carried at fair value as a liability on the Company’s consolidated balance sheets.

8. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022 and March 2023. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) and its amended and restated 1995 Equity Incentive Plan (the “1995 Plan”), but is no longer granting awards under these plans.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2023:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2022	3,993	$53.57	6.2	$28,778
Granted	728	45.44
Exercised	(117)	17.14
Forfeited	(82)	65.95
Outstanding as of March 31, 2023	4,522	$52.98	6.5	$7,572
Options vested and expected to vest as of March 31, 2023	4,522	$52.98	6.5	$7,572
Options exercisable as of March 31, 2023	2,801	$51.94	5.0	$7,554

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending March 31, 2023:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2022	101	$54.50	101	$36.14
Granted	50	47.24	50	36.91
Vested	(70)	44.58	(70)	23.89
Cancelled	—	—	—	—
Unvested at March 31, 2023	81	$58.58	81	$45.82

During the six months ended March 31, 2023, a total of 100% of the target PSUs and 127% of the target rTSRUs granted in December 2020 vested, resulting in the issuance of an aggregate of 104 common shares, net of share withholding.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at September 30, 2022	219	$64.03
Granted	277	45.00
Vested	(56)	61.10
Cancelled	(10)	54.51
Unvested at March 31, 2023	430	$52.37

Stock-Based Compensation Expense

During the three and six months ended March 31, 2023 and 2022 the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
Research and development	$2,520	$2,710	$5,052	$5,294
General and administrative	4,843	3,761	9,450	7,239
	$7,363	$6,471	$14,502	$12,533

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
Stock options	$5,011	$4,962	$10,057	$9,710
rTSRUs	546	531	1,007	823
Performance stock units	175	79	542	512
Restricted stock units	1,631	899	2,896	1,488
	$7,363	$6,471	$14,502	$12,533

During the three and six months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of March 31, 2023, the Company had an aggregate of $70,253 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023.

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and six months ended March 31, 2023. For additional information, please read Note 11, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

10. Subsequent Events

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of the Company’s future quarterly royalty payments on net sales of MAVYRET/MAVIRET, beginning with the payment for the quarter ending September 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price.

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
•
SARS-CoV-2, the virus that causes COVID-19, as well as other coronaviruses, with estimates suggesting that COVID-19 has caused over 300,000 deaths and over 2.4 million hospitalizations in the U.S. in 2022 through April 29th, with comparable, or at least significant, impact in other major populations of the world and with new variants still emerging;
•
Human metapneumovirus, or hMPV, an important, relatively recently identified cause of respiratory tract infections, particularly in children, the elderly and immunocompromised individuals, with symptoms similar to RSV; and
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide.

Since fiscal 2020, we have reported a net loss. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $41.4 million and $46.4 million for the six months ended March 31, 2023 and 2022, respectively, and incurred net losses of $66.6 million and $63.7 million for those same periods. As of March 31, 2023, we had an accumulated deficit of $139.8 million. We expect to continue to incur net losses for the foreseeable future. As a result, we may need additional funding for expenses related to our operating activities, including general and administrative expenses and research and development expenses.

Because of the numerous risks and uncertainties associated with clinical development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

As of March 31, 2023, we had $225.1 million in cash, cash equivalents and short-term and long-term marketable securities. In April 2023, we entered into a royalty sale agreement with an affiliate of OMERS, which paid us a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET, beginning with the payment for the quarter ending September 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. We believe that our existing cash, cash equivalents and short-term and long-term marketable securities, as well as the $200.0 million payment received in our April 2023 royalty sale transaction and our continuing portion of HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into calendar 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2, hMPV and HBV:

•
RSV: We have a clinical stage program for RSV, with two compounds in clinical trials – EDP-938 and EDP-323. EDP-938, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent N-protein inhibitor of activity of both major subgroups of RSV, referred to as RSV-A and RSV-B. It has been investigated in a Phase 2a challenge study and is currently in three ongoing Phase 2 studies, each in a different patient population. EDP-323, an inhibitor of the RSV L-protein with Fast Track designation from the FDA, is currently in a Phase 1 clinical study with data expected in the second quarter of 2023.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand better viral response in the context of RSV infection. These studies were conducted in otherwise healthy adults. The first study was the challenge study, which was reported out in mid-2019. The second study, known as RSVP, was in an adult outpatient population with community-acquired RSV infection that had a data read out in May 2022. EDP-938 has demonstrated a favorable safety profile, consistent with that observed in approximately 500 subjects exposed to EDP-938 to date. We believe that EDP-938 has the greatest potential to show optimal efficacy in high-risk populations, as these patients have reduced RSV immunity which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. Based on the efficacy and growing safety profile of EDP-938, we are continuing to evaluate EDP-938 in high-risk populations in the following ongoing and planned clinical studies, including pediatric patients, adult hematopoietic stem cell recipients and other high-risk adults, all of which have significant unmet need:
▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, will evaluate multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating the selected dose for antiviral activity.
▪
RSVTx: RSVTx is a Phase 2b study in adult hematopoietic cell transplant recipients with acute RSV infection and symptoms of upper respiratory tract infection. The study is designed for approximately 200 adult subjects who must be 18 to 75 years of age. Subjects receive EDP-938 or placebo for 21 days and are monitored for the incidence of lower respiratory tract complications within 28 days of enrollment.
▪
RSVHR: RSVHR is a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with EDP-938 or placebo for five days and evaluated for 28 days thereafter. The primary endpoint of the study is time to resolution of RSV lower respiratory tract disease symptoms.
o
The three ongoing studies are expected to continue through at least 2023 and we are monitoring RSV epidemiology to determine the impact on trial enrollment and timing for the data readouts.
o
EDP-323 - L-protein Inhibitor Candidate: Our second clinical candidate for RSV is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has shown sub-nanomolar potency against RSV-A and RSV-B in vitro and has protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone or in combination with other RSV mechanisms, such as EDP-938, to broaden the treatment window or addressable patient populations. We initiated a Phase 1 clinical study of EDP-323 in October 2022 and expect to report data from this study in the second quarter of 2023.
•
COVID-19: We have leveraged our expertise in developing protease inhibitors to discover new compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.
o
EDP-235 - Protease Inhibitor Candidate: Our lead clinical candidate for COVID-19, EDP-235, is an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, which has been granted Fast Track designation by the FDA. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future.
▪
Phase 1 Study – In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics, or PK, of oral EDP-235 in single ascending doses, and multiple ascending doses, for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated in doses up to 400mg for seven days and adverse events were infrequent and mild. Strong exposure multiples over the EC90 (a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro) were observed without the need for ritonavir boosting and its associated drug-drug interactions. Specifically, EDP-235 200mg and 400mg taken once daily with food resulted in mean trough plasma levels at steady state that were 7-fold and 13-fold over the plasma-protein-adjusted EC90 for the Omicron variant of SARS-CoV-2. Furthermore, EDP-235 is projected to have four times higher drug levels in lung tissue compared to plasma.
▪
Phase 2 Study – In May 2023, we reported topline results from SPRINT (SARS-CoV-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, antiviral activity and clinical symptoms of EDP-235 compared to placebo in approximately 230 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. Patients were eligible to participate if they had symptoms for five days or less and had not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients received either 200mg or 400mg EDP-235 or placebo orally with food once daily for five days. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in symptoms was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400mg treatment group at multiple time points, starting as early as one day after the first dose. In a prespecified population consisting of patients enrolled within 3 days of symptom onset, a statistically significant improvement was observed with EDP-235 at 400mg at all time points. While no difference was observed in time to improvement of 14 targeted COVID-19 symptoms, an analysis of a subset of these symptoms showed a 2-day shorter time to improvement in patients receiving EDP-235 400mg who were enrolled within 3 days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. An additional analysis of patients with a baseline viral load greater than 5 logs showed a decline of 0.4 log at day 3 in both EDP-235 treatment arms compared to placebo.
o
PLpro inhibitor program: We are also researching additional targets and compounds that might be eligible to be designated for clinical development for the treatment of SARS-CoV-2. In January 2023, we announced a new research program focused on the discovery and development of inhibitors of the SARS-CoV-2 papain-like protease (PLpro), for the oral treatment of COVID-19. PLpro is an essential enzyme, which, along with the 3CL protease (3CLpro, or Mpro), plays an important role in viral replication and also acts to suppress the innate immune response. Inhibition of PLpro blocks viral replication and has the potential to restore the dysregulated immune response to SARS-CoV-2 infection. As this mechanism is distinct from 3CL protease inhibition, it has the potential to be used alone or in combination with 3CL protease inhibitors such as EDP-235 or other compounds to provide a range of treatment regimens for different patient populations suffering from COVID-19.
•
hMPV: Human metapneumovirus, or hMPV, is a virus that is a significant cause of respiratory tract infections, or RTIs, particularly in children, the elderly and immunocompromised individuals. It is the second most common cause of lower respiratory tract infections in children, with symptoms similar to RSV. The viral structure and lifecycle of hMPV are also similar to RSV.

o
hMPV/RSV Dual-Inhibitor: In January 2023, we announced a new research program with broader spectrum antiviral activity, targeting hMPV and RSV with a single agent, which we refer to as a dual-inhibitor. In preclinical studies, these dual-inhibitors maintained activity against multiple genotypes and strains of hMPV and RSV in a range of cell types, and blocked replication in a dose-dependent manner in respective mouse models of each virus. We expect to select a dual hMPV/RSV clinical candidate in the fourth quarter of 2023.
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
o
EDP-514 - Core Inhibitor Candidate: Final data from two Phase 1b studies of EDP-514 demonstrate the compound is safe and potent in two different chronic HBV patient populations – those who have a high viral load and those who are on a treatment with a nucleoside reverse transcriptase inhibitor. Based on these data, we remain convinced that EDP-514, which has Fast Track designation, has the potential to be a best-in-class core inhibitor for HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover back-up compounds as well as new compounds targeting different mechanisms of action, both in our disease areas of focus as well as potentially in other disease areas.

The following table summarizes our product development pipeline in our virology program:

*Fixed-dose antiviral combination contains glecaprevir and AbbVie’s NS5A inhibitor, pibrentasvir. Marketed by AbbVie as MAVYRET® (U.S.) and MAVIRET® (ex-U.S.).

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

COVID-19 Update

The COVID-19 pandemic had an impact on our royalty revenues received from AbbVie. We continued to report lower royalty revenue during fiscal 2022 and in the first half of fiscal 2023 as compared to periods ending before March 2020. The pandemic resulted in a decline in patient volumes, HCV diagnoses, HCV prescriptions and sales of MAVYRET/MAVIRET.

Please see Item 1A “Risk Factors” in our 2022 Form 10-K for additional discussion of risks and potential risks of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds with an emphasis on treatments for viral infections. As of the date of this report, we are conducting three Phase 2 studies and one Phase 1 study for a different compound in our RSV program and one Phase 2 study in our SARS-CoV-2 program. We are also progressing other compounds into preclinical development.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the coming years, we expect our research and development expenses generally to increase as our wholly-owned programs advance.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie and our existing cash, cash equivalents, and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term and long-term marketable securities, as well as the $200.0 million payment received in our April 2023 royalty sale agreement and our continuing portion of HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into calendar 2026.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV. During the first half of fiscal 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
Revenue
Royalty revenue	$17,795	$18,716	$40,380	$46,364
License revenue	—	—	1,000	—
Total revenue	$17,795	$18,716	$41,380	$46,364

AbbVie Agreement

To date, we received annually tiered, double-digit royalties on our protease inhibitor product glecaprevir included in AbbVie’s net sales of MAVYRET/MAVIRET. Under the terms of our AbbVie agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of MAVYRET/MAVIRET start at zero for purposes of calculating the tiered royalties.

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
allocated facility-related costs;
•
laboratory consumables; and
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

Income Tax Expense

Income tax expense is based on our best estimate of taxable net losses, applicable income tax rates, net research and development tax credits and carryforwards, net operating loss carrybacks, changes in valuation allowance estimates and deferred income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Royalty revenue	$17,795	$18,716
Research and development	43,468	42,087
General and administrative	13,778	10,476
Interest and investment income, net	1,837	255
Income tax expense	(44)	—
Net loss	$(37,658)	$(33,592)

Royalty revenue

We recognized royalty revenue of $17.8 million during the three months ended March 31, 2023 as compared to $18.7 million during the three months ended March 31, 2022. The $0.9 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2022.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

Research and development expenses

	Three Months Ended March 31,
	2023	2022
	(in thousands)
R&D programs:
Virology	$41,384	$35,912
Liver disease (non-viral)	515	5,547
Other	1,569	628
Total research and development expenses	$43,468	$42,087

The level of research and development expenses for the three months ended March 31, 2023 increased by $1.4 million compared to the same period in 2022. The increase in costs of $5.5 million in our virology program was primarily due to an increase in clinical trial costs and an increase in headcount, partially offset by a decrease in manufacturing costs due to timing of our studies in our virology programs. The costs in our non-viral liver disease program decreased by $5.0 million as we wound down our non-alcoholic steatohepatitis, or NASH, program, which is now substantially complete.

We expect our research and development expenses will increase in the future as we conduct more clinical development activities.

General and administrative expenses

General and administrative expenses increased by $3.3 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to an increase in stock-based compensation expense and an increase in legal fees related to our patent infringement suit against Pfizer.

Interest and investment income, net

Interest and investment income, net, increased $1.6 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was due to changes in interest rates year over year.

Comparison of the Six Months Ended March 31, 2023 and 2022

	Six Months Ended March 31,
	2023	2022
	(in thousands)
Royalty revenue	$40,380	$46,364
License revenue	1,000	—
Research and development	84,370	90,636
General and administrative	26,474	19,984
Interest and investment income, net	2,830	549
Income tax expense	(10)	—
Net loss	$(66,644)	$(63,707)

Royalty revenue

We recognized royalty revenue of $40.4 million during the six months ended March 31, 2023 as compared to $46.4 million during the six months ended March 31, 2022. The $6.0 million decrease in royalty revenue was due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2022.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated.

License revenue
We also recognized $1.0 million of license revenue during the six months ended March 31, 2023 related to an upfront payment received for a license agreement for one of the antibacterial compounds we are no longer developing.

Research and development expenses

	Six Months Ended March 31,
	2023	2022
	(in thousands)
R&D programs:
Virology	$80,142	$78,434
Liver disease (non-viral)	1,366	11,101
Other	2,862	1,101
Total research and development expenses	$84,370	$90,636

The level of research and development expenses for the six months ended March 31, 2023 decreased by $6.3 million compared to the same period in 2022. The increase in costs of $1.7 million in our virology program was primarily due to an increase in clinical trial costs and an increase headcount partially offset by a decrease in manufacturing costs due to the timing and scope of clinical trials. The costs in our non-viral liver disease program decreased by $9.7 million as we wound down our non-alcoholic steatohepatitis, or NASH, program, which is now substantially complete.

General and administrative expenses

General and administrative expenses increased by $6.5 million for the six months ended March 31, 2023 compared to the same period in 2022. The increase was due to an increase in stock-based compensation expense and an increase in legal fees related to our patent infringement suit against Pfizer.

Interest and investment income, net

Interest and investment income, net, increased $2.3 million for the six months ended March 31, 2023, as compared to the same period in 2022. The increase was due to changes in interest rates year over year.

Liquidity and Capital Resources

We fund our operations with cash flows from our royalty revenue and our existing financial resources. At March 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term and long-term marketable securities totaling $225.1 million.

The following table shows a summary of our cash flows for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$(49,424)	$(39,646)
Investing activities	80,334	10,446
Financing activities	(1,726)	12,983
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,184	$(16,217)

Net cash used in operating activities

Cash used in operating activities was $49.4 million for the six months ended March 31, 2023 as compared to cash used in operating activities of $39.6 million for the same period in 2022. Our cash used in operating activities increased $9.8 million, driven by timing of our research and development payments year-over-year as well as a federal tax refund of $8.5 million received in 2022.

For the foreseeable future, we expect to continue to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided by investing activities

Cash provided by investing activities was $80.3 million for the six months ended March 31, 2023 as compared to cash provided by investing activities of $10.4 million for the same period in 2022. Our cash provided by investing activities increased $69.9 million, driven by timing of purchases, sales and maturities of marketable securities in 2023 compared to 2022, offset by increased capital expenditures in the first half of fiscal 2023 for the buildout of our 400 Talcott Avenue expansion.

Net cash provided by (used in) financing activities

Cash used in financing activities was $1.7 million for the six months ended March 31, 2023 as compared to cash provided by financing activities of $13.0 million for the same period in 2022. Our cash provided by financing activities decreased $14.7 million, driven by a decrease in proceeds from stock option exercises and an increase in payments for settlement of share-based awards.

Funding requirements

As of March 31, 2023, we had $225.1 million in cash, cash equivalents and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2023, as well as the $200.0 million received in our April 2023 royalty sale transaction and cash flows from our continuing portion of HCV royalties will be sufficient to meet our anticipated cash requirements into calendar 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

On March 10, 2023, Silicon Valley Bank (“SVB”), which held less than 5% of our cash and marketable securities, was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as SVB’s receiver. We have initiated the transfer of all of our cash, cash equivalents and short-term and long-term marketable securities previously held at SVB to a larger financial institution.

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

Contractual Obligations and Commitments

In April 2023, we entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which we were paid a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET, beginning with the payment for the quarter ending September 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price.

In our third fiscal quarter, we will record the $200.0 million up-front payment on our consolidated balance sheets as a cash asset with offsetting short and long-term liabilities. Beginning in our third fiscal quarter, we will account for all HCV royalties as royalty revenue in our consolidated statements of operations and we will recognize imputed interest expense over the life of the Royalty Purchase Agreement based on the estimated future HCV royalties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three and six months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1A. RISK FACTORS

RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2022 Form 10-K. There have been no material changes to such risk factors during the quarter ended March 31, 2023. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

ITEM 5.02 Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Directors; Compensatory Arrangements of Certain Officers

As reported in the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023, the Company’s 2019 Equity Incentive Plan was amended at the annual meeting of stockholders on March 2, 2023 to increase the number of shares of common stock reserved for issuance thereunder by 975,000 shares. We incorporate by reference herein the description of the material terms of the Enanta Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended, in our definitive proxy statement dated as of January 20, 2023 under the caption “Proposal 2 - Amendment to 2019 Equity Incentive Plan.” A copy of the plan as amended was filed with the Current Report on Form 8-K filed on March 7, 2023 and is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	Royalty Purchase Agreement between Enanta Pharmaceuticals, Inc. and OCM Life Sciences Portfolio LP dated as of April 25, 2023	8-K	04/27/2023	10.1	001-35839

10.2	2019 Equity Incentive Plan (as amended through March 2, 2023)	8-K	03/07/2023	10.1	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101

The following financial statements from the Quarterly Report of Enanta Pharmaceuticals, Inc. on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) and Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

						X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 9, 2023

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial Officer (Principal Financial and Accounting Officer)