Form 10-K
period 2023-09-30
ENANTA PHARMACEUTICALS INC
filed 2023-11-22
CIK 1177648

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2023, based on the last reported sale price of the registrant’s common stock of $40.44 per share was $799,700,757. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2023 was 21,058,925 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders scheduled to be held on March 6, 2024, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2023 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET®, MAVIRET®, VIEKIRA PAK®, VIEKIRAX® and EXVIERA® are trademarks of AbbVie, Inc.

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

For the year ended September 30, 2023

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
•
Our revenues for the next several years are substantially dependent upon AbbVie’s success selling MAVYRET/MAVIRET, which includes our protease inhibitor, glecaprevir, for the treatment of HCV.
•
AbbVie may continue to experience lower sales volume in future quarters, primarily due to a reduction in diagnoses and treatment rates of HCV.
•
AbbVie’s MAVYRET/MAVIRET regimen will have to continue to compete successfully against other products and therapies for HCV, including competition for exclusive arrangements with third-party payors and governmental entities as well as price competition, both in the U.S. and in other markets worldwide.
•
After June 30, 2023, 54.5% of our reported revenues will represent payments that go directly to OMERS following our April 2023 sale of that portion of our MAVYRET/MAVIRET royalties through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.
•
There are many companies developing potential therapies for RSV, SARS-CoV-2, and HBV, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.
•
In most of the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
•
If we are not “first to market” with one of our product candidates in one or more of our targeted disease indications, such as COVID-19, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and/or market acceptance of that product candidate as a follow-on competitor.
•
Continued changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. Given the reduction in our retained royalty revenue following our royalty sale, combined with increasing research and development expenses in support of our advancing programs, we expect to have continuing operating losses for the foreseeable future.
•
Many of the preclinical and clinical development activities required for our product candidates must be contracted out to contract research organizations, or CROs, at significant expense. We expect these expenses to increase substantially in the coming years if we are able to advance any of our compounds into registrational clinical studies, as well as any impact of inflation, the combination of which will likely result in continuing operating losses.
•
Clinical drug development for viral infections involves a lengthy and expensive process with uncertain timelines, uncertain outcomes and evolving clinical endpoints for regulatory approvals. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.
•
None of our product candidates in our clinical development pipeline has yet to advance beyond Phase 2 clinical trials.
•
Some of our RSV clinical trials may be delayed if future incidence of RSV does not return to pre-pandemic patterns.
•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, SARS-CoV-2 or HBV could also delay the time required to reach approval of one or more of our product candidates.

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

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs with an emphasis on treatments for viral infections. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our ongoing royalties from our AbbVie collaboration, combined with the proceeds from our April 2023 royalty sale transaction, have provided us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 60,000-160,000 adults over the age of 65 in the U.S. are hospitalized and 6,000-10,000 die due to RSV infections;
•
SARS-CoV-2, the virus that causes COVID-19, with estimates suggesting that COVID-19 continues to have a disease burden greater than influenza, including persistent cases of infection often referred to as long COVID and hospitalization and death among the elderly and those with comorbidities, while new variants continue to emerge on a regular basis; and
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide.

Since fiscal 2020, we have reported net losses. We generated revenue of $79.2 million and $86.2 million for the years ended September 30, 2023 and 2022, respectively, and incurred net losses of $133.8 million and $121.8 million for those same periods. Going forward, we will receive only 45.5% of ongoing royalty payments from AbbVie following our April 2023 royalty sale transaction that provided us a payment of $200.0 million. We expect to continue to incur net losses for the foreseeable future. As a result, we expect to need additional funding for expenses related to our ongoing operations.

As of September 30, 2023, we had $369.9 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities and our continuing portion of HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through fiscal 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Because of the numerous risks and uncertainties associated with clinical development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. We may be unable to raise additional funds or enter into such other agreements or arrangements, when needed, on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2 and HBV:

•
RSV: We have a clinical stage program for RSV, with two compounds in clinical trials – EDP-938 and EDP-323. EDP-938, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of N-protein activity for both major subgroups of RSV, referred to as RSV-A and RSV-B. It is currently in two ongoing Phase 2 studies, each in a different patient population. We completed a Phase 1 clinical study of EDP-323, an inhibitor of the RSV L-protein with Fast Track designation from the FDA, with positive topline results reported in June 2023. We initiated a Phase 2 challenge study of EDP-323 in the fourth quarter of calendar 2023.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand better the viral response in the context of RSV infection.

These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV. The first study was a challenge study, in which healthy adults were infected with RSV in a clinical setting. The second study, known as RSVP, was in an otherwise healthy adult outpatient population with community-acquired RSV infection. With these studies, EDP-938 has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to EDP-938 to date. We believe that EDP-938 has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. Based on the efficacy and growing safety profile of EDP-938, we are continuing to evaluate EDP-938 in high-risk populations in the following ongoing clinical studies, including pediatric patients and high-risk adults, all of which have significant unmet need:

▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose.
▪
RSVHR: RSVHR is a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with EDP-938 or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms.
▪
Next steps: We expect to complete enrollment in one or both of our ongoing Phase 2 studies of EDP-938 in the 2023-2024 Northern Hemisphere RSV season and to report data in the third quarter of calendar 2024, assuming there is a normal, pre-pandemic type of RSV season in the Northern Hemisphere.
o
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In June 2023, we completed a Phase 1 clinical study and reported positive topline results, which demonstrated that EDP-323 was safe and well-tolerated with pharmacokinetics supportive of once-daily dosing with target exposures achieved and no food effect. Based on these positive data, we initiated a Phase 2 challenge study of EDP-323 in the fourth quarter of calendar 2023 and expect topline data in the third quarter of calendar 2024.
o
RSV/hMPV Dual-Inhibitor: We have a research program targeting development of single agents with broader spectrum antiviral activity against both RSV and human metapneumovirus, or hMPV, a virus that is a significant cause of respiratory tract infections similar to those caused by RSV. These target compounds, which we refer to as dual-inhibitors, maintained activity against multiple genotypes and strains of RSV and hMPV in a range of cell types in preclinical studies, and blocked replication in a dose-dependent manner in respective mouse models of each virus. We have paused this research program as we do not plan to advance a third RSV candidate into the clinic as long as EDP-938 and EDP-323 continue to progress into further clinical development.

•
COVID-19: We have leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.
o
EDP-235 – Protease Inhibitor Candidate: EDP-235 is an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, which has been granted Fast Track designation by the FDA. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma and has demonstrated high cell penetration rates in many cell types studied to date in vitro. A robust treatment effect and prevention of transmission was observed in a ferret model.
▪
Phase 1 Study: In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of oral EDP-235 in single ascending doses, and multiple ascending doses, for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated in doses up to 400 mg for seven days and adverse events were infrequent and mild. Pharmacokinetics were supportive of once-daily dosing without ritonavir and without regard to food and achieved target exposure levels of up to 13-fold over the plasma protein-adjusted EC90.
▪
Phase 2 Study: In May 2023, we reported topline results from SPRINT (SARS-CoV-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, antiviral activity and clinical symptoms of EDP-235 compared to placebo in approximately 230 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. Patients were eligible to participate if they had symptoms for five days or less and had not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients received either 200 mg or 400 mg EDP-235 or placebo orally with food once daily for five days. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. While no difference was observed in time to improvement in the overall group of 14 measured COVID-19 symptoms, an analysis of a subset of six symptoms showed a two-day shorter time to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235.
▪
Next Steps: Going forward, we will continue to focus on potential collaborations to progress EDP-235, as we will not advance this candidate further on our own.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. Advancement of this program is dependent upon our accessing another compound that could be developed with EDP-514 for such a treatment regimen.
o
EDP-514 - Core Inhibitor Candidate: Final data from two Phase 1b studies of EDP-514 demonstrate the compound is safe with strong antiviral activity in two different chronic HBV patient populations – those who have a high viral load and those who are on a treatment with a nucleoside reverse transcriptase inhibitor. Based on these data, we remain convinced that EDP-514, which has Fast Track designation, has the potential to be a best-in-class core inhibitor for HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover compounds targeting new disease areas.

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

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment. The first protease inhibitor developed through this collaboration, paritaprevir, is part of Abbvie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1. In April 2023, we sold 54.5% of our future

MAVYRET/MAVIRET royalties for a $200.0 million cash payment, subject to a cap of total royalties sold equal to 1.42 times the cash payment.

Our Strategy

Our primary objective is to become a leader in the discovery and development of small molecule drugs with an emphasis on treatments for viral infections and to provide new therapies for patients with unmet medical needs. Our focus has primarily been on antiviral targets for viruses such as RSV, SARS-CoV-2, and HBV, which in most cases are therapeutic areas that have attracted research and development efforts of many competitors. Our strategy includes the following key elements:

•
Advance clinical development of novel virology product candidates for RSV. We have ongoing clinical studies of two compounds discovered in our research program in RSV, a viral infection for which there is currently no available effective treatment and as such there exists a substantial unmet medical need.
•
Invest in research and development of compounds in new disease areas. We are continuing to invest resources in our research programs in our efforts to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in new disease areas. We may also explore clinically other diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.
•
Collaborate or out-license, where and when appropriate, with pharmaceutical partners to create combination therapies and/or accelerate the development and commercialization of our proprietary compounds. We are prepared to join forces, where and when appropriate, with collaborators with compounds targeting other mechanisms of action in diseases such as HBV, where there is the potential for better treatments with combination therapies. We may also choose to collaborate with other companies to accelerate the global clinical development of our product candidates. Our decisions regarding our proprietary programs will be based on the results of our early phase clinical studies and the potential for collaborations, including combinations with one or more drugs targeting other mechanisms of action in these diseases.
•
Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. We expect our existing financial resources and our retained portion of future royalty payments from our AbbVie collaboration will provide us resources to fund our research and development programs through fiscal 2027. These resources will allow us to continue to advance compounds in clinical development and to progress the most promising candidates at least through proof-of-concept trials. Further development of any compound as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities will require additional financial resources.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology programs:

*Fixed-dose antiviral combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed by AbbVie as MAVYRET® (U.S.) and MAVIRET® (ex-U.S.)

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults. Almost all children are infected at least once before they are 2 years old, and about a half are infected twice, resulting in over 2 million outpatient visits in young children. According to the most recent data from the Centers for Disease Control and Prevention (CDC), two to three out of every 100 infants with an RSV infection may need to be hospitalized. Hospitalization rates due to RSV are approximately 16 times higher than for influenza among children aged less than 1 year. The CDC currently estimates that each year 60,000-160,000 older adults in the United States are hospitalized due to RSV infections. RSV is estimated to cause 100–500 deaths annually in children under 5 years old and 6,000-10,000 deaths annually in adults over 65 years old in the U.S. There are currently no safe and effective therapies for RSV infection.

Synagis, a prophylactic, monoclonal antibody-based treatment is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed this prophylactic treatment. AstraZeneca and Sanofi (Beyfortus/nirsevimab – approved in U.S./EU) have long-acting monoclonal antibody products recently approved for prophylaxis use in all infants and for those at risk up to 24 months of age and Merck (clesrovimab) has a similar antibody in Phase 3 development. A maternal vaccine has been approved for injection in women at 32-36 weeks (U.S.) & 24-36 weeks (EU) of pregnancy during September through January (ABRYSVO/Pfizer). In addition, two RSV vaccines have been approved in adults older than 60 years old (ABRYSVO/Pfizer and AREXVY/GSK) and another vaccine is in Phase 3 development (Moderna/mRNA-1345).

While prophylaxis options have recently become available, there is still significant unmet need for safe and effective antiviral treatments in patients at high-risk for serious outcomes of RSV. The adoption of vaccines in the elderly population is likely to be sub-optimal, especially as recommended with shared clinical decision-making. For perspective, universally recommended vaccines in this population have peak adoption rates from ~35% (shingles) to ~55% (flu). However, even with adoption, breakthrough infections will still occur, as efficacy is not complete. In the pediatric population, both the maternal vaccine and the prophylactic antibody approaches provide only passive immunity, and will just shift the time of first RSV infection to the next season. Similarly, uptake of these options will not be optimal and breakthrough infections will still occur in the population that does receive them. Finally, the antibody approach has a low barrier to the development of viral resistance. Thus, despite these options for prophylaxis, antiviral treatments are urgently needed.

Scientific Background

RSV is a single-stranded, negative-sense RNA virus. There are two major subgroups of RSV, designated RSV-A and RSV-B, each of which contains numerous genotypes. Both groups are viewed as capable of causing RSV infections that can result in hospitalization. The RSV genome consists of ten genes that encode for 11 proteins, namely NS1, NS2, N, P, M, SH, G, F, M2-1, M2-2, and L. The F and G proteins are the predominant target proteins for RSV vaccines. Similarly, small molecule therapeutics have focused primarily on the F (or fusion) protein, while some efforts have targeted the N (nucleocapsid) and L (contains viral RNA polymerase) proteins. Fusion inhibitors work by blocking viral entry, a mechanism that may be less ideal when treatment begins at a time when massive amounts of viral replication is already ongoing. Additionally, fusion inhibitors have been generally shown to have a lower barrier to the development of viral resistance when in clinical use. Replication inhibitors (e.g., N and L inhibitors) work by blocking viral replication at its source, stopping the production on new virions. They have demonstrated a higher bar to the emergence of viral resistance. While most companies are developing potential approaches geared toward the F-protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on mechanisms, such as the N-protein and L-protein inhibitors, that target the replication process of RSV directly.

Competitive Landscape

Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences (Ziresovir) and Pfizer (sinsunatovir) both have fusion inhibitors in later stage clinical development. Additional companies (eg; Shionogi) have compounds in Phase 1/2a clinical studies.

EDP-938, Our N-Protein Inhibitor

Through our internal chemistry efforts, we identified our lead clinical candidate, EDP-938. During preclinical studies, EDP-938 demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, EDP-938 maintained nanomolar antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. It was also shown to have a high barrier to viral resistance. In addition, combination studies of EDP-938 with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response better in the context of RSV infection. These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV.

•
The first study was a challenge study, in which healthy adults were infected with RSV in a clinical setting. This study was a randomized, double-blind, placebo-controlled, human challenge study of 115 healthy adult subjects. Data from this study demonstrated that EDP-938 was safe and well-tolerated and achieved highly statistically significant reductions (p=<0.001) in RSV viral load and symptoms compared to placebo.
•
The second study, known as RSVP, was in an otherwise healthy adult outpatient population with community-acquired RSV infection. In this healthy population, EDP-938 did not meet the primary endpoint of reduction in total symptom score compared to placebo, or the secondary antiviral endpoints. However, a statistically significant difference in the number of subjects achieving undetectable RSV RNA at the end of treatment at Day 5 was observed with EDP-938 compared to placebo (p=0.033). Although patients were treated within 48 hours of symptom onset, the viral load and symptoms had already peaked and were declining, indicating RSV infection resolves quickly in this otherwise healthy adult population.
•
EDP-938 has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to date. Based on the growing safety profile of EDP-938 and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, we are progressing development of EDP-938 in patients at high-risk for developing severe infection leading to hospitalization or death. EDP-938 has the greatest potential to show optimal efficacy in these high-risk populations with significant unmet need, since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral replication and greater disease severity, allowing a bigger window to realize the full potential of EDP-938.

We are now studying EDP-938 in two additional RSV studies in high-risk patient populations:

•
RSVPEDs is a Phase 2 dose-ranging, randomized, double-blind, placebo-controlled study in pediatric patients. We plan to enroll approximately 90 infants and children aged 28 days to 36 months with RSV-associated respiratory tract infection, who will be dosed in up to two age cohorts and will receive EDP-938 or a placebo for five days. The study will be conducted in two parts. Part 1 will evaluate multiple ascending doses in each age cohort, with a primary endpoint of safety, tolerability, and pharmacokinetics. Part 2 will evaluate the selected dose from Part 1 across the age cohorts, with a primary endpoint of antiviral activity.

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

We completed a Phase 1 clinical study of EDP-323 in June 2023. This randomized, double-blind, placebo-controlled, first-in-human Phase 1 study enrolled healthy volunteers to evaluate the safely, tolerability and pharmacokinetics of oral EDP-323 over a range of single ascending dose (SAD ranging from 50 to 800 mg, n=50) and multiple ascending doses (MAD ranging from 200 to 800 mg for seven days, n=32) in fasted and fed states.

Overall, EDP-323 was generally safe and well-tolerated up to 800 mg for up to seven days, where most adverse events (AEs) were mild, and there were no serious or severe AEs. There was one study discontinuation due to syncope, in the SAD/FE group, which was deemed unlikely to be related to EDP-323. In the MAD phase, three AEs deemed possibly related to EDP-323 were mild, with two headaches and one gastrointestinal event. There were no discontinuations due to AEs in the MAD phase. EDP-323 displayed pharmacokinetics supportive of once daily dosing without regard to food.

EDP-323 doses ranging from 200 to 800 mg once-daily resulted in strong EC90 multiples against both RSV-A and RSV-B strains. Specifically, EDP-323 administered once daily for seven days resulted in C24 (Ctrough) concentrations at steady state of 11- to 44-fold over the protein adjusted EC90 (0.3 nM) against both RSV-A and RSV-B strains. Based on these positive data, a human challenge study evaluating EDP-323 was initiated in the fourth quarter of calendar 2023.

Our SARS-CoV-2 Program

Background and Overview of SARS-CoV-2

Severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, is the virus that causes COVID-19 (coronavirus disease 2019), the respiratory illness responsible for the COVID-19 pandemic. SARS-CoV-2 is the seventh known coronavirus to infect people, after 229E, NL63, OC43, HKU1, MERS-CoV, and the original SARS-CoV. Patients at higher risk for developing severe complications from COVID-19 include the elderly and those with underlying medical conditions like cardiovascular disease, diabetes, chronic respiratory disease, or cancer. As of October 2023, the World Health Organization estimated nearly 7 million deaths have been caused by COVID-19. There are also many patients who experience continuing effects of COVID-19, often referred to as “long COVID”. While vaccines that reduce the severity of COVID-19 are available, uptake has not been optimal. In addition, breakthrough infection occurs in many cases because the vaccines are not completely effective or their effect diminishes over time, especially against emerging variants. Thus, there remains an urgent need for effective, safe and well-tolerated, conveniently-dosed, once-daily oral antiviral treatments.

Scientific Background

All coronaviruses have a single-stranded, positive-sense RNA (+ssRNA) genome, which is the largest known genome for an RNA virus. The overall structure of the SARS-CoV-2 genome is shared with other betacoronaviruses, namely MERS-CoV and SARS-CoV. The 3C-like protease, or 3CL protease (also known as 3CLpro or the main protease, or Mpro), is essential for viral replication, and is a highly attractive target for the development of direct-acting antiviral agents.

Competitive Landscape

There have been two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir, and LAGEVRIO™ (molnupiravir), a polymerase inhibitor. Furthermore, PAXLOVID received full FDA approval for commercial sale in May 2023. PAXLOVID is dosed twice daily in combination with a low dose of ritonavir, which has significant drug-drug interactions with numerous other medications, known as DDIs, and is not well tolerated by many patients. Thus, there is a significant need for an efficacious, safe, well-tolerated and conveniently dosed (oral, once-daily) antiviral treatment for COVID-19 with an improved DDI profile. The companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in global Phase 3 studies include Shionogi, Atea, and Gilead (an oral formulation of remdesivir).

EDP-235, Our Lead, Oral, 3CL Protease Inhibitor

Our lead clinical candidate for COVID-19 is EDP-235, an oral, selective inhibitor of coronavirus 3CL pro, which has been granted Fast Track designation from the FDA. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good target tissue distribution and is projected to have four times higher drug levels in lung tissue compared to plasma. EDP-235 demonstrated a robust treatment effect and prevention of transmission in a ferret model.

Clinical studies of EDP-235 consist of the following:

•
Phase 1 Study: In July 2022, we completed a Phase 1 study of EDP-235 and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of oral EDP-235 in single ascending doses and multiple ascending doses for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated up to 400 mg for seven days with infrequent adverse events, the majority of which were mild. Results demonstrated strong exposure multiples over the EC90, which is a measure of potency, specifically the concentration of drug that results in 90% inhibition of viral replication in vitro. EDP-235 200 mg taken once daily with food resulted in mean trough plasma levels at steady state that were 3-fold and 7-fold over the plasma-protein-adjusted EC90 for the tested Alpha variant and Omicron variant, respectively, while 400 mg resulted in levels that were 6-fold and 13-fold over the plasma-protein-adjusted EC90 for the respective variants. These target exposure multiples were achieved without the need for ritonavir boosting and its associated drug-drug interactions.
•
Phase 2 Study: In May 2023, we reported topline results from SPRINT (SARS-CoV-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, antiviral activity and clinical symptoms of EDP-235 compared to placebo in approximately 230 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. Patients were eligible to participate if they had symptoms for five days or less and had not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients received either 200 mg or 400 mg or EDP-235 or placebo orally with food once daily for five days. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. In a prespecified population consisting of patients enrolled within three days of symptom onset, a statistically significant improvement was observed with EDP-235 at 400 mg at all time points. While no difference was observed in time to improvement of 14 targeted COVID-19 symptoms, an analysis of a subset of six symptoms showed a two-day shorter time to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235. An additional analysis of patients with a baseline viral load greater than 5 logs showed a decline of 0.4 log at day three in both EDP-235 treatment arms compared to placebo.
•
Next Steps: Going forward, we will continue to focus on potential partnerships or collaborations to progress EDP-235 as we will not advance EDP-235 on our own without a commercial partner.

Our HBV Program

Background and Overview of HBV

Hepatitis B virus, or HBV, is a potentially life-threatening liver infection. It is estimated that close to 300 million people worldwide are chronically infected, and 15-40% of patients with chronic HBV infection develop chronic liver disease, including cirrhosis, liver cancer, or liver decompensation. HBV is a leading cause of chronic liver disease and liver transplantation.

Current approaches to treatment include interferon therapy and/or inhibitors of HBV nucleoside reverse transcriptase, which suppress the virus but require lifelong therapy and rarely result in full eradication of the virus from the liver. Treatment with interferon offers modest cure rates, and is accompanied by serious side effects, including flu-like symptoms, fatigue, headache and nausea. New treatments that can provide functional cures to chronically-infected patients are urgently needed.

Scientific Background

HBV is a partially double-stranded DNA virus with a complex life cycle. There are multiple mechanisms associated with HBV replication that could potentially be targeted with new drugs. Mechanisms under study for HBV include entry inhibitors, core inhibitors or capsid assembly modulators (CAMs), siRNA/ASO targeting the HBV S antigen, and immune modulators (eg; TLRs, PD-L1s, therapeutic vaccines, etc). These new HBV mechanisms are being studied with nucleoside inhibitors and in combination with each other, with the goal of achieving a functional cure for a significant number of HBV patients.

We believe that HBV, like HIV and HCV, will be optimally treated with multiple agents that have different mechanisms, and therefore seek to develop a combination regimen. We initially focused on inhibitors of the HBV core protein, as it plays a critical role in viral replication, intracellular trafficking, and maintenance of chronic infections. Core inhibitors are replication inhibitors that have been shown to act at multiple steps in the HBV lifecycle; preventing proper uncoating, nuclear import, assembly, and recycling as well as potentially impacting other viral processes. This approach is supported by clinical validation, demonstrating reduction of viral RNA and DNA in chronic HBV patients in Phase 2 clinical studies.

Competitive Landscape

Many companies are seeking to develop new HBV drugs, with a goal to identify a combination of mechanisms for a treatment regimen including Vir, GSK, Arbutus, and Roche who have multiple combination regimens under investigation in later stage clinical studies. In addition, several companies have Phase 1 or earlier stage HBV programs.

EDP-514

EDP-514, our most advanced novel core inhibitor, displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle and has been studied in two Phase 1b studies in patients with chronic HBV.

•
In the first study, which evaluated EDP-514 in NUC-suppressed chronic HBV patients, EDP-514 was generally safe and well-tolerated at 200, 400 and 800 mg doses for 28 days and exhibited pharmacokinetics suitable for once daily oral dosing. EDP-514 led to a maximum HBV RNA reduction of 2.3 log in HBeAg-negative and 2.8 log in HBeAg-positive subjects in the EDP-514 arms compared to 1.2 log in placebo.
•
A separate Phase 1b study was conducted in patients with chronic HBV infection who were not previously on HBV therapy and had high levels of virus in their blood, whom we refer to as viremic HBV patients. Results demonstrated that EDP-514 was safe and well-tolerated through 28 days of treatment, and displayed pharmacokinetics supportive of once-daily dosing. Mean HBV DNA reductions of 2.9, 3.3, and 3.5 logs were observed at 28 days for the 200 mg, 400 mg, and 800 mg cohorts, respectively, compared to 0.2 log in the placebo cohort. Mean HBV RNA reductions in the three viremic treatment cohorts were at least 2 logs compared to a 0.02 log reduction in the placebo group.

Our goal is to develop a combination therapy approach, including existing approved treatments such as a NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. Opportunities for internal or external development of this approach are dependent upon our finding a new mechanism of action to use in such a combination.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $3.4 billion in 2022. Through the first nine months of calendar 2023, reported worldwide net sales were $2.5 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

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
•
12 weeks with chronic kidney disease: Results were also presented from AbbVie’s EXPEDITION-4 study in chronic HCV patients with chronic kidney disease, or CKD, in which 98% of patients (n=102/104) across all major genotypes (GT1-6) achieved SVR12 with 12 weeks of treatment with MAVYRET/MAVIRET.

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

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $891 million through September 30, 2023. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

Royalty Sale Agreement

In April 2023, we entered into a royalty sale agreement with an affiliate of OMERS, a Canadian public employee pension fund, pursuant to which we were paid a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.

For accounting purposes, we will continue to record 100% of HCV royalties earned under the AbbVie agreement as royalty revenue in our consolidated statements of operation. The $200.0 million received in April 2023 was recognized on our consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the Agreement. We will recognize imputed interest expense over the life of the royalty sale agreement based on our estimated future MAVYRET/MAVIRET royalties.

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

Business Development

We also regularly examine opportunities to in-license compounds and technologies to complement our existing internal discovery programs. In addition, we engage from time to time in discussions with third parties to out-license intellectual property that no longer fits in our strategic priorities for our internal research and development programs. For example, in December 2022 we out-licensed one of our antibiotic compounds in exchange for a $1.0 million up-front fee and future milestone payments and royalties.

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2, HBV and other indications that we may target now or in the future.

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

RSV, COVID-19 and HBV represent competitive therapeutic areas. For RSV, there are currently no safe and effective treatments. Several companies are seeking to develop new antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and Pfizer/ReViral (acquired in June 2022) have fusion inhibitors in later stage clinical development. Synagis, a prophylactic, monoclonal-antibody-based treatment from AstraZeneca, which is commercialized by AbbVie outside the U.S., is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed prophylactic treatment. A newer monoclonal antibody, nirsevimab, was recently approved in the U.S./EU for newborns and infants in their first RSV season and children at high-risk up to 24 months of age. Additionally, a maternal vaccine was also approved. Furthermore, two vaccines have been approved for adults older than 60 years of age.

For SARS-CoV-2, there is one approval (Paxlovid, a 3CL protease inhibitor) and two Emergency Use Authorizations (Molnupiravir, a polymerase inhibitor, and Paxlovid) for oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in global Phase 3 studies including Shionogi, Atea, and Gilead as well as additional compounds in Phase 1 or 2 studies.

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

While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs, with a goal to identify a combination of mechanisms for a treatment regimen including Vir, GSK, Arbutus, and Roche.

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

Each of our major research and development programs, including RSV, SARS-CoV-2 as well as HBV and our out-licensed products for HCV and our FXR agonist assets, typically has several pending patent claims and issued patents in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidate in a given program.

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA and other governmental sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and
•
FDA review and approval of the NDA.

The lengthy process of seeking required approvals, which can often take anywhere from six months from the time the NDA is filed if there is a priority review for a breakthrough therapy to at least ten months for a standard review, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The review clock for an NDA may be extended if a major amendment is submitted during the review cycle. In addition, the FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

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

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA. Certain requirements include, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information on an annual basis or more frequently for specific events, drug supply chain requirements, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA prescription drug promotion and advertising requirements. These promotion and advertising requirements include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), rules for conducting industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including the immediate discontinuation of noncomplying materials, adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations. These fraud and abuse laws include:

•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal health care programs such as Medicare and Medicaid;
•
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;
•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to the Centers for Medicare and Medicaid Studies, or CMS, which will then make all of this data publicly available on the CMS website; and
•
Analogous state laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer, as well as other state laws that require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products, prohibit certain gifts or payments to health care providers in the state, and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Violations of fraud and abuse laws may be punishable by significant criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers, employees or consultants of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions under some of the fraud and abuse laws described above. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and extensive enforcement of them by law enforcement authorities. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.

In addition, pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and certain private Public Health Service—designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain United States Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In recent years, both the Federal and State governments are increasingly considering and adopting laws that exert greater influence over the price of prescription drugs. For example, a number of states are increasingly using more aggressive price control tools such as Prescription Drug Affordability Boards that have the authority to conduct affordability reviews and establish upper payment limits. The Inflation Reduction Act passed by Congress in 2022 (discussed below), authorized the Centers for Medicare and Medicaid Services, or CMS, to begin negotiating the prices on certain drugs based on factors such as research & developments costs and the health economic impact of a particular therapy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In certain circumstances, we may need to negotiate discounts on a drug product in order to ensure adequate formulary access for patients.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. For example, the Inflation Reduction Act of 2022, or IRA, introduces some of the most significant changes to Medicare payment for prescription drugs since the ACA. Among its many provisions, the IRA authorizes the Medicare program to negotiate pricing for certain high-cost and/or high-volume drugs, including physician-administered and self-administered drugs, that have been on the market for a minimum amount of time without generic competition. Each year, beginning with calendar year 2026, the Secretary of the Department of Health and Human Services will implement a negotiated price, known as the “Maximum Fair Price”, or MFP, that will be made public and apply to the drug’s Medicare utilization if the drug is among the top 10 drugs with the highest Medicare spending. Manufacturers who fail to offer the MFP, or fail to come to the table to negotiate after the Secretary has determined their drug is eligible for negotiation, will incur an excise tax of up to 95% for each sale of the drug in the United States. Depending on the share of Medicare spending each year that is attributed to MAVYRET or any other drug we may develop or out-license, and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.

The IRA also will require manufacturers, beginning in 2023, to rebate the Medicare program for Medicare utilization of Part B and Part D drugs that have price increases faster than the rate of inflation. The benchmark to which price increases are compared will vary depending on the drug. Although manufacturers are generally familiar with inflation rebates under the Medicaid program, where they have existed for decades, the IRA represents the first time that the Centers for Medicare and Medicaid Services, or CMS, has extended inflation rebates to the Medicare program.

The IRA also redesigns the Medicare prescription drug benefit in several important ways, beginning in calendar year 2024. First, the IRA places an annual out-of-pocket cap on Medicare beneficiary cost sharing amounts, which will take effect in calendar year 2024 before the full benefit redesign. Previously, beneficiaries’ out-of-pocket costs were uncapped, even if heavily subsidized. Second, the IRA requires that manufacturers share in the cost of prescription drugs throughout the prescription drug benefit, beginning in calendar year 2025. Previously manufacturers only needed to offer discounted pricing for a single phase of the prescription drug benefit. Also in calendar year 2025, the IRA introduces a new $2,000 out-of-pocket maximum in the Part D program for beneficiaries. Finally, the IRA shifts the majority of liability in the “catastrophic phase”—the phase of the prescription drug benefit that only the costliest of Medicare beneficiaries enter—to the private Part D plans, thereby encouraging them to better manage costs. Previously, the Federal government incurred the vast majority of liability during the catastrophic phase. Together, these changes to the Medicare prescription drug benefit will create new pricing dynamics for payers and manufacturers.

As noted above, state legislatures are also increasingly considering and adopting laws that exert greater influence over the price of prescription drugs. In recent years, many states have passed cost transparency and pharmaceutical pricing laws. These laws often require manufacturers to report certain product information or other financial data to the state. State are expected to continue their focus on pharmaceutical pricing and will increasingly move to more aggressive price control tools such as Prescription Drug Affordability Boards that have the authority to conduct affordability reviews and establish upper payment limits.

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

Research and Development

Our research and development expenses were $163.5 million, $164.5 million and $174.1 million for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.

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

Human Capital Resources

As of September 30, 2023, we had 145 full-time employees, 70 of whom hold Ph.D. or M.D. degrees and an additional 35 of whom hold a master's degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as the number of biotechnology and pharmaceutical companies in the Boston area has increased dramatically, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

We will continue to expend substantial resources discovering and developing our proprietary product candidates. These expenditures will exceed our royalty revenues from our AbbVie collaboration and will include costs associated with research and development, preclinical manufacturing of product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products later approved for sale. Our future capital requirements depend on many factors, including:

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
•
delays and additional expenses in our clinical trials;
•
the cost of manufacturing our product candidates for clinical development and any products we successfully commercialize independently;
•
opportunities to in-license or otherwise acquire new technologies and therapeutic candidates;
•
costs associated with prosecuting our patent infringement suit regarding use of a coronavirus 3CL protease inhibitor in Paxlovid, Pfizer’s antiviral treatment for COVID-19;
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

Our revenues are dependent upon royalty revenues derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV, which includes our protease inhibitor, glecaprevir. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues will be adversely affected.

AbbVie’s MAVYRET/MAVIRET regimen continues to be a leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have negotiated a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g. Medicaid). Gilead has been awarded the contract in Louisiana and other states and AbbVie has been awarded the contract in Washington and other states. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its HCV regimen branded as Epclusa®. It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

In addition, AbbVie has the right to make decisions regarding the commercialization of licensed products without consulting us. For example, in 2018 AbbVie entered into a royalty-free licensing agreement with the Medicines Patent Pool to accelerate access to generic versions of MAVYRET/MAVIRET in 99 low- and middle-income countries and territories. AbbVie may also make decisions with which we do not agree. If AbbVie acts in a manner that is not in our best interest, then it could adversely affect our royalty revenues.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV, SARS-CoV-2, and HBV which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2 and HBV and other viral infections or diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

In all the disease areas currently in the focus of our research and development efforts, there are other companies with product candidates that are more advanced than ours. Our competitors may succeed in developing these product candidates or others and obtaining regulatory approval before we can do so with any of our product candidates. If we are not “first to market” with one of our product candidates in one or more of these disease indications, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate as a follow-on competitor. In addition, any new product that competes with an approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, to gain regulatory approvals, overcome price competition and be commercially successful.

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

Currently, there are two Emergency Use Authorizations of oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir, and LAGEVRIO™ (molnupiravir), a polymerase inhibitor. Additionally, there are companies developing oral direct acting antivirals for SARS-CoV-2 that are currently in global Phase 3 studies include Shionogi, Atea, and Gilead (an oral formulation of remdesivir), as well as additional compounds in Phase 1 studies.

While there are antiviral medications prescribed for HBV that can suppress HBV DNA, they generally have low cure rates, resulting in the need for lifelong treatment. Many companies are seeking to develop new HBV drugs that alone or in combination with other mechanisms could lead to a functional cure for HBV. Vir, GSK, Arbutus, and Roche have multiple combination regimens under investigation in later stage clinical studies. In addition, a number of companies have Phase 1 or earlier stage HBV programs.

In the chronic HCV market, we expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved HCV products. AbbVie’s MAVYRET/MAVIRET regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA for specified sofosbuvir -treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC, which have had an impact on the competitive landscape. For example, the state of Louisiana selected Asegua as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication.

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

If we are not successful in developing EDP-938, EDP-323, or in obtaining a partner to advance EDP-235, or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

We may encounter difficulties expanding our operations successfully to advance our product candidates.

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to obtain these capabilities. As our pipeline expands, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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
•
the broader impact of COVID-19 on the incidence of other viruses (e.g., RSV), and the political and socio-economic stability affecting our clinical trial sites generally;
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
•
lack of clear guidance or changes in regulatory requirements, policy and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, COVID-19 or HBV infection;
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

EDP-938 or EDP-323, or any other product candidate emerging from our current research programs, may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

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

Initial COVID-19 vaccines, therapeutic antibodies and other therapeutics that demonstrated positive results in clinical trials have moved rapidly through the FDA regulatory review and emergency use authorization, or EUA, process, as well as the review and authorization process in a number of other jurisdictions, including the EU when there were no adequate, approved, and available alternatives. The speed at which all parties acted to create and test many therapeutics for COVID-19 was unusual. The end of the pandemic, however, may have changed those dynamics. Evolving priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new data regarding potential therapeutics of others, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals for therapeutics such as EDP-235. Accordingly, it is still uncertain what will be the timelines or regulatory processes required for the authorization or approval of new treatments for COVID-19, including EDP-235.

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

EDP-938 and EDP-323 and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), shutdowns of manufacturing sites or other supply chain constraints, and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers, or a trade war, geopolitical unrest or an epidemic in China, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early-stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China or the series of so-called “lock-downs” in China when strict quarantine requirements were imposed on large population areas in response to new incidents of COVID infection. Our contract manufacturers in China, which are not located in the Wuhan region, managed to avoid any material delays in their ability to deliver API and other services through extraordinary efforts, including temporarily housing staff in the manufacturing facility. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, geopolitical unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

We will rely on third parties to monitor, support, conduct and/or oversee clinical trials of our product candidates that we develop independently and, in some cases, to maintain regulatory files for those product candidates. If we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, if geopolitical unrest disrupts activity at a number of our clinical trial sites, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to conduct our clinical trials in a timely manner, obtain regulatory approval for, or commercialize, our product candidates.

We will rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We will also rely on third parties to perform clinical trials of our product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. Additionally, although no situations to date have caused a significant disruption in our clinical trial operations, geopolitical unrest or a pandemic, could disrupt a number of our clinical trial sites and cause one or more of our clinical trials to be delayed. In the case of EDP-938, we paused recruitment and dosing as a result of the COVID-19 pandemic in March 2020, but we were able to resume the studies in July 2020. The pause in these studies, as well as the absence of RSV in the population generally, delayed enrollment of these studies, and it is uncertain whether any of our other ongoing studies may be subject to further disruptions. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology, any of our intellectual property rights could be challenged or invalidated. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. The same could occur in our patent infringement suit recently brought against Pfizer regarding Paxlovid, its antiviral treatment for COVID-19, even though our ‘953 patent at issue does not cover EDP-235. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or the applicable foreign counterpart, or made a misleading statement, during prosecution. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, other than in litigation like the Pfizer case, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Any loss of patent protection could have a material adverse impact on one or more of our product candidates and our business.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From October 1, 2018 through September 30, 2023, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $11.09 to $105.66. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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
•
market conditions in the pharmaceutical and biotechnology sectors;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023 we had 21.1 million shares of common stock outstanding. In addition, as of September 30, 2023, we had 4.4 million and 0.6 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our stock price and trading volume would likely decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. For example, when those analysts are unable to predict accurately the demand and net sales of AbbVie’s HCV regimens, our reported revenues have often been lower than the so-called “market consensus” of our projected revenues, which has at times negatively affected our stock price. When one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price has declined. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. In addition, if too few securities or industry analysts cover our company, the trading price for our stock would likely be negatively impacted.

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $6.2 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Our ability to use future net operating loss carryforwards, research and development tax credit carryforwards, and certain other tax attributes may be limited.

Our ability to utilize future net operating loss carryforwards ("NOLs") generated as well as research and development tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code ("IRC") or applicable state tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period. We have evaluated whether one or more ownership changes under Section 382 have occurred since our inception and have determined that there have been such changes through September 30, 2022. Although we believe that these ownership changes have not resulted in material limitations on our ability to utilize existing NOL carryforwards and research and development tax credit carryforwards, our ability to utilize future NOLs and research and development tax credit carryforwards may be limited due to future ownership changes or for other reasons. As a result, we may not be able to take full advantage of NOL carryforwards and research and development tax credit carryforwards for U.S. federal and state income tax purposes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 49,000 square feet of office and laboratory space under the 500 Arsenal Street lease agreement that expires on September 1, 2027. In May 2022, we entered into a new lease agreement for approximately 73,000 square feet of laboratory and office space in Watertown, Massachusetts, at a to-be-constructed facility located at Arsenal on the Charles. We expect to gain access to the facility in December 2023 to construct tenant improvements. In conjunction with the new lease agreement at Arsenal on the Charles, we amended the 500 Arsenal Street lease agreement to shorten the term of the lease from September 2027 to the date when the Arsenal on the Charles facility is completed and ready for our occupancy. We also lease approximately 38,000 square feet of additional office space located in Watertown, Massachusetts. The terms of this lease and the new lease expire on June 1, 2034.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 13 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013 and we had 17 stockholders of record as of November 10, 2023. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2023 and 2022:

	Fiscal 2023
	High	Low
First Quarter	$54.20	$39.60
Second Quarter	$62.06	$38.16
Third Quarter	$41.45	$19.91
Fourth Quarter	$22.15	$11.03

	Fiscal 2022
	High	Low
First Quarter	$102.00	$57.21
Second Quarter	$75.28	$54.42
Third Quarter	$79.50	$37.59
Fourth Quarter	$76.36	$47.20

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2018 through September 30, 2023 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs with an emphasis on treatments for viral infections. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Our ongoing royalties from our AbbVie collaboration, combined with the proceeds from our April 2023 royalty sale transaction, have provided us funding to support our wholly-owned research and development programs, which are primarily focused on the following disease targets:

•
Respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to 3 million hospitalizations globally in children under 5 years old and 60,000-160,000 adults over the age of 65 in the U.S. are hospitalized and 6,000-10,000 die due to RSV infections;
•
SARS-CoV-2, the virus that causes COVID-19, with estimates suggesting that COVID-19 continues to have a disease burden greater than influenza, including persistent cases of infection often referred to as long COVID and hospitalization and death among the elderly and those with comorbidities, while new variants continue to emerge on a regular basis; and
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide.

As of September 30, 2023, we had $369.9 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities and our continuing portion of HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through fiscal 2027.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology, namely RSV, SARS-CoV-2 and HBV:

•
RSV: We have a clinical stage program for RSV, with two compounds in clinical trials – EDP-938 and EDP-323. EDP-938, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of N-protein activity for both major subgroups of RSV, referred to as RSV-A and RSV-B. It is currently in two ongoing Phase 2 studies, each in a different patient population. We completed a Phase 1 clinical study of EDP-323, an inhibitor of the RSV L-protein with Fast Track designation from the FDA, with positive topline results reported in June 2023. We initiated a Phase 2 challenge study of EDP323 in the fourth quarter of calendar 2023.
o
EDP-938 - N-protein Inhibitor Candidate: We have studied EDP-938 in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response better in the context of RSV infection. These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV. The first study was a challenge study, in which healthy adults were infected with RSV in a clinical setting. The second study, known as RSVP, was in an otherwise healthy adult outpatient population with community-acquired RSV infection. With these studies, EDP-938 has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to EDP-938 to date. We believe that EDP-938 has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of EDP-938. Based on the efficacy and growing safety profile of EDP-938, we are continuing to evaluate EDP-938 in high-risk populations in the following ongoing clinical studies, including pediatric patients and high-risk adults, all of which have significant unmet need:
▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose.
▪
RSVHR: RSVHR is a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with EDP-938 or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms.
▪
Next steps: We expect to complete enrollment in one or both of our ongoing Phase 2 studies of EDP-938 in the 2023-2024 Northern Hemisphere RSV season and to report data in the third quarter of calendar 2024, assuming there is a normal, pre-pandemic type of RSV season in the Northern Hemisphere.
o
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In June 2023, we completed a Phase 1 clinical study and reported positive topline results, which demonstrated that EDP-323 was safe and well-tolerated with pharmacokinetics supportive of once-daily dosing with target exposures achieved and no food effect. Based on these positive data, we initiated a Phase 2 challenge study of EDP-323 in the fourth quarter of calendar 2023 and expect topline data in the third quarter of calendar 2024.
o
RSV/hMPV Dual-Inhibitor: We have a research program targeting development of single agents with broader spectrum antiviral activity against both RSV and human metapneumovirus, or hMPV, a virus that is a significant cause of respiratory tract infections similar to those caused by RSV. These target compounds, which we refer to as dual-inhibitors, maintained activity against multiple genotypes and strains of RSV and hMPV in a range of cell types in preclinical studies, and blocked replication in a dose-dependent manner in respective mouse models of each virus. We have paused this research program as we do not plan to advance a third RSV candidate into the clinic as long as EDP-938 and EDP-323 continue to progress into further clinical development.

•
COVID-19: We have leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses.
o
EDP-235 – Protease Inhibitor Candidate: EDP-235 is an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, which has been granted Fast Track designation by the FDA. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma and has demonstrated high cell penetration rates in many cell types studied to date in vitro. A robust treatment effect and prevention of transmission was observed in a ferret model.
▪
Phase 1 Study: In July 2022, we completed a Phase 1 study and reported positive topline results. This first-in-human, randomized, double-blind, placebo-controlled study enrolled healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of oral EDP-235 in single ascending doses, and multiple ascending doses, for seven days, and the effect of food. Data from the Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated in doses up to 400 mg for seven days and adverse events were infrequent and mild. Pharmacokinetics were supportive of once-daily dosing without ritonavir and without regard to food and achieved target exposure levels of up to 13-fold over the plasma protein-adjusted EC90.
▪
Phase 2 Study: In May 2023, we reported topline results from SPRINT (SARS-CoV-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, antiviral activity and clinical symptoms of EDP-235 compared to placebo in approximately 230 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. Patients were eligible to participate if they had symptoms for five days or less and had not received a SARS-CoV-2 vaccine or been infected with SARS-CoV-2 within 90 days of enrollment. Patients received either 200 mg or 400 mg EDP-235 or placebo orally with food once daily for five days. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. While no difference was observed in time to improvement in the overall group of 14 measured COVID-19 symptoms, an analysis of a subset of six symptoms showed a two-day shorter time to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235.
▪
Next Steps: Going forward, we will continue to focus on potential collaborations to progress EDP-235, as we will not advance this candidate further on our own.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal is to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. Advancement of this program is dependent upon our accessing another compound that could be developed with EDP-514 for such a treatment regimen.
o
EDP-514 - Core Inhibitor Candidate: Final data from two Phase 1b studies of EDP-514 demonstrate the compound is safe with strong antiviral activity in two different chronic HBV patient populations – those who have a high viral load and those who are on a treatment with a nucleoside reverse transcriptase inhibitor. Based on these data, we remain convinced that EDP-514, which has Fast Track designation, has the potential to be a best-in-class core inhibitor for HBV.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover compounds targeting new disease areas.

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

In April 2023, we entered into a royalty sale agreement with an affiliate of OMERS, a Canadian public employee pension fund, pursuant to which we were paid a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.

For accounting purposes, we continue to record 100% of HCV royalties earned under the AbbVie agreement as royalty revenue in our consolidated statements of operation. The $200.0 million received in April 2023 was recognized on our consolidated balance sheets as a liability, which will be reduced by the payments made to OMERS over the term of the Agreement. We recognize imputed interest expense over the life of the royalty sale agreement based on our estimated future MAVYRET/MAVIRET royalties.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. As of the date of this report, we are conducting two Phase 2 studies for EDP-938 and a Phase 2 challenge study of EDP-323. We are also conducting preclinical discovery research efforts in other disease areas.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not conduct any further development of EDP-235 on our own and we have made important adjustments to reduce our spending significantly in 2024.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment from our royalty sale agreement, and our existing cash, cash equivalents, and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities, as well as our continuing portion of HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through fiscal 2027.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV. During the year ended September 30, 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the years ended September 30, 2023, 2022, and 2021:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Revenue
Royalty revenue	$78,204	$86,160	$97,074
License revenue	1,000	—	—
Total revenue	$79,204	$86,160	$97,074

AbbVie Agreement

To date, we have received annually tiered, double-digit royalties on our protease inhibitor product glecaprevir included in AbbVie’s net sales of MAVYRET/MAVIRET. Under the terms of our AbbVie Agreement, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of MAVYRET/MAVIRET start at zero for purposes of calculating the tiered royalties. As disclosed above regarding the OMERS royalty sale agreement, we will only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

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

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any external expenses of preclinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

•
third-party contract costs relating to research, formulation, manufacturing, preclinical study, and clinical trial activities;
•
personnel costs, including salaries, related benefits, and stock-based compensation for employees engaged in scientific research and development functions;
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

Project-specific expenses reflect costs directly attributable to our clinical development and preclinical candidates nominated and selected for further development. Our remaining research and development expenses are reflected in research and drug discovery, which represent early-stage drug discovery programs. At any given time, we typically have several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any individual research or drug discovery project and are typically deployed across multiple projects. As such, we do not report information regarding costs incurred for our early-stage research and drug discovery programs on a project-specific basis. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance EDP-235 further on our own. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

Our research and drug discovery and development programs are in early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the preclinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

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

We expect that general and administrative expenses may increase in the long term. To date we have not experienced a significant impact of inflation on general and administrative expenses, but we anticipate inflation may impact future periods.

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

Income Tax (Expense) Benefit

Income tax expense for the year ended September 30, 2023 was driven by the receipt of the $200.0 million from the royalty sale agreement, the taxable gain on which was substantially offset by net operating loss and research and development tax credit carryforwards, a deduction for foreign derived intangible income and interest due from expected refunds from tax authorities. Income tax benefit for the year ended September 30, 2022 is the result of the release of a state tax reserve. Income tax benefit for the year ended September 31, 2021 is the result of the carryback of net operating losses under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act.

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

Liability Related to the Sale of Future Royalties

We accounted for the $200.0 million payment from OMERS as a liability on our consolidated balance sheets because (1) under the royalty sale agreement, OMERS will receive a portion of our royalty payments up to a capped amount of 1.42 times the original payment to us, and (2) we have significant continuing involvement in the generation of cash flows under the AbbVie Agreement. Interest expense for the liability related to the sale of future royalties will be recognized using the effective interest rate method over the term of the royalty sale agreement.

The liability related to the sale of future royalties and the related interest expense are based on our current estimates of future royalties, which we determine by using third-party forecasts of MAVYRET/MAVIRET sales. Third-party forecasts are updated periodically based on the latest pricing, market share, and patient data. Changes in the amount or timing of estimated royalties will affect the interest rate utilized in calculating the liability related to the sale of future royalties.

Results of Operations

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Revenue	$79,204	$86,160	$97,074
Research and development	163,524	164,522	174,111
General and administrative	52,887	45,482	32,536
Interest expense	(5,148)	—	—
Interest and investment income, net	11,360	1,573	2,021
Change in fair value of Series 1 nonconvertible preferred stock	—	83	(27)
Income tax (expense) benefit	(2,821)	433	28,583
Net loss	$(133,816)	$(121,755)	$(78,996)

Comparison of the Years Ended September 30, 2023 and 2022

Revenue

We recognized revenue of $79.2 million and $86.2 million during the years ended September 30, 2023 and 2022, respectively. The decrease in revenue year-over-year was due to AbbVie’s lower reported HCV sales in 2023, as compared to 2022. Our weighted average royalty rate on the portion of AbbVie’s sales allocable to our protease inhibitor products was approximately 11% in both fiscal 2023 and 2022.

Beginning with the quarter ended September 30, 2023, 54.5% of our quarterly royalty payments on net sales of MAVYRET/MAVIRET that are included in our total revenue are paid to OMERS through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The $200.0 million received in April 2023 was recognized on our consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the royalty sale agreement. We will continue to record 100% of HCV royalties earned under the AbbVie Agreement as royalty revenue in our consolidated statements of operations since the AbbVie Agreement has not been amended and is independent of our agreement with OMERS.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

Research and development expenses

	Years Ended September 30,
	2023	2022
	(in thousands)
R&D programs:
Virology	$151,176	$144,344
Liver disease (non-viral)	4,095	17,658
Other	8,253	2,520
Total research and development expenses	$163,524	$164,522

Research and development expenses decreased by $1.0 million for the year ended September 30, 2023, as compared to the same period in 2022. The increase in costs of $6.8 million in our virology program was primarily due to an increase in clinical trial costs and an increase in headcount, partially offset by a decrease in preclinical and manufacturing costs due to the timing of our studies in our virology programs and decrease in depreciation expense. The costs in our non-viral liver disease program decreased by $13.6 million as we wound down our non-alcoholic steatohepatitis, or NASH, program, which is now substantially complete. The costs in our other discovery programs increased by $5.7 million due to an increase in headcount and lab material and supply purchases.

In the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance EDP-235 further on our own.

General and administrative expenses

General and administrative expenses increased to $52.9 million for the year ended September 30, 2023, compared to $45.5 million for the same period in 2022. The increase was primarily due to an increase in legal fees related to our patent infringement suit against Pfizer and to a lesser extent, an increase in stock-based compensation expense.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense. Interest expense increased $5.1 million for the year ended September 30, 2023. The non-cash interest expense is associated with the royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net. Interest and investment income, net increased by $9.8 million for the year ended September 30, 2023, as compared to the same period in 2022. The increase was due to an increase in our cash balance due to receipt of the $200.0 million from OMERS and changes in interest rates year over year.

Income tax (expense) benefit

We recorded income tax expense of $2.8 million and an income tax benefit of $0.4 million for the years ended September 30, 2023 and 2022, respectively. The effective tax rates used to calculate our income tax (expense) benefit for the years ended September 30, 2023 and 2022 were (2.2)% and 0.4%, respectively. Despite recording a loss before taxes, we recorded income tax expense in 2023 due to the receipt of the $200.0 million from the royalty sale agreement which was substantially offset by net operating loss carryforwards, research and development tax credit carryforwards and a deduction for foreign derived intangible income. We recorded an income tax benefit in 2022 due to the release of a state tax reserve during the year.

As of September 30, 2023 and 2022, we continue to record a valuation allowance against our deferred tax assets because it is more likely than not that we will not have sufficient taxable income in the future to allow us to realize the majority of our deferred tax assets.

Comparison of the Years Ended September 30, 2022 and 2021

For a discussion of our results of operations for the year ended September 30, 2022, as compared to the year ended September 30, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended September 30, 2022 and 2021 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At September 30, 2023, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $369.9 million.

The following table shows a summary of our cash flows:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$(103,154)	$(84,782)	$(69,996)
Investing activities	(53,578)	54,897	36,991
Financing activities	198,126	20,033	3,080
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,394	$(9,852)	$(29,925)

Net cash used in operating activities

Cash used in operating activities was $103.2 million for the year ended September 30, 2023 as compared to cash used in operating activities of $84.8 million for the same period in 2022. The increase in cash used in operating activities was primarily driven by timing of operating expense cash payments, a decrease in royalty payments received under our collaboration with AbbVie and the timing of estimated tax payments made in fiscal 2023.

For the foreseeable future, we expect to continue to incur substantial costs associated with research and development for our internally developed programs.

Net cash provided by (used in) investing activities

Cash used in investing activities was $53.6 million for the year ended September 30, 2023 as compared to cash provided by investing activities of $54.9 million for the same period in 2022. Our cash used in investing activities increased $108.5 million, driven by timing of purchases, sales and maturities of marketable securities in 2023 compared to 2022 as well as increased capital expenditures in fiscal 2023 for the buildout of our leased premises at 400 Talcott Avenue.

Net cash provided by financing activities

Cash provided by financing activities was $198.1 million for the year ended September 30, 2023 as compared to cash provided by financing activities of $20.0 million for the same period in 2022. Our cash provided by financing activities increased $178.1 million, driven by the net proceeds from the sale of future royalties offset by a decrease in proceeds from exercise of stock options and an increase in payments for settlement of share-based awards.

Year Ended September 30, 2022

For a discussion of our cash flows for the year ended September 30, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Funding Requirements

As of September 30, 2023, we had $369.9 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2023, as well as the cash flows from our continuing portion of HCV royalties will be sufficient to meet our anticipated cash requirements through fiscal 2027. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
delays and additional expenses in our clinical trials;
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

Our first lease for office and laboratory space at 500 Arsenal Street expires on September 1, 2027. In May 2022, we entered into a new ten-year lease for laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles, at a to-be-constructed facility. We currently anticipate we will gain access to construct tenant improvements in December 2023. In connection with this lease, we amended our 500 Arsenal Street lease to shorten the expiration date from September 1, 2027, to the date the Arsenal on the Charles facility is ready for our occupancy.

The second lease for office space located at 400 Talcott Avenue, commenced on September 24, 2018 for a term of six years. In May 2022, we amended this lease to expand the rented space and extend the lease term through June 1, 2034. We spent approximately $6.3 million in capital expenditures for the additional space, which primarily relate to tenant improvements. We received a tenant improvement allowance from the landlord of $2.5 million.

As of September 30, 2023, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.4 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of September 30, 2023. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term marketable securities of $369.9 million and $278.5 million at September 30, 2023 and 2022, respectively, which consisted of cash, money market funds, corporate bonds, commercial paper and treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development, we will conduct clinical trials and clinical manufacturing outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2023 and 2022, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

In connection with the preparation of this Form 10-K, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023. These conclusions were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2023, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto in the Company’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, also referred to as the 2024 Proxy Statement, which will be filed within 120 days after September 30, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2024 Proxy Statement, which will be filed within 120 days after September 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto in the 2024 Proxy Statement, which will be filed within 120 days after September 30, 2023.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2023:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	4,938	(2)	$46.57	1,721	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	4,938			1,721

(1)
Consists of the Company’s 2019 Equity Incentive Plan, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)
Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s 2019 Equity Incentive Plan and the Company’s Amended and Restated 2012 Equity Incentive Plan.
(3)
Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2019 Equity Incentive Plan and the Company’s Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2024 Proxy Statement, which will be filed within 120 days after September 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2024 Proxy Statement, which will be filed within 120 days after September 30, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	8-K	02/05/2021	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	8-K	02/05/2021	10.2	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Lease Agreement between Company and ARE-500 Arsenal Street LLC, dated as of April 15, 2011.	S-1	11/06/2012	10.6	333-184779

10.8	First Amendment to Lease Agreement made as of March 5, 2015 between the Company and ARE-500 Arsenal Street LLC.	10-Q	05/08/2015	10.2	001-35839

10.9	Royalty Purchase Agreement between Enanta Pharmaceuticals, Inc. and OCM Life Sciences Portfolio LP dated as of April 25, 2023	8-K	04/27/2023	10.1	001-35839

10.10	Second Amendment to Lease made as of May 12, 2022 by and between ARE-500 Arsenal Street, LLC and the Company.	8-K	05/17/2022	10.1	001-35839

10.11	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 27, 2018.	10-K	11/29/2018	10.10	001-35839

10.12	First Amendment to Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.2	001-35839

10.13	Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.3	001-35839

10.14#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.15#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.16#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.17#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.18#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.19#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.20#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.21#	2019 Equity Incentive Plan (As amended March 2023)	8-K	03/07/2023	10.1	001-35839

10.22#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.23#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.24#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.25#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.26#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.	10-K	11/25/2020	10.27	001-35839

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of November, 2023.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2023

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2023

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 22, 2023

/s/ Mark G. Foletta Mark G. Foletta	Director	November 22, 2023

/s/ Yujiro S. Hata Yujiro S. Hata	Director	November 22, 2023

/s/ Kristine Peterson Kristine Peterson	Director	November 22, 2023

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 22, 2023

/s/ Terry Vance Terry Vance	Director	November 22, 2023

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENANTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $6.1 million and $3.1 million as of September 30, 2023, respectively. The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

November 22, 2023

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$85,388	$43,994
Short-term marketable securities	284,522	205,238
Accounts receivable	8,614	20,318
Prepaid expenses and other current assets	13,263	13,445
Income tax receivable	31,004	28,718
Total current assets	422,791	311,713
Long-term marketable securities	—	29,285
Property and equipment, net	11,919	6,173
Operating lease, right-of-use assets	22,794	23,575
Restricted cash	3,968	3,968
Other long-term assets	803	696
Total assets	$462,275	$375,410
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,097	$6,000
Accrued expenses and other current liabilities	18,339	20,936
Liability related to the sale of future royalties	35,076	—
Operating lease liabilities	5,275	2,891
Total current liabilities	62,787	29,827
Liability related to the sale of future royalties, net of current portion	159,429	—
Operating lease liabilities, net of current portion	21,238	22,372
Series 1 nonconvertible preferred stock	1,423	1,423
Other long-term liabilities	663	454
Total liabilities	245,540	54,076
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,059 and 20,791 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	211	208
Additional paid-in capital	424,693	398,029
Accumulated other comprehensive loss	(1,174)	(3,724)
Accumulated deficit	(206,995)	(73,179)
Total stockholders' equity	216,735	321,334
Total liabilities and stockholders' equity	$462,275	$375,410

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2023	2022	2021
Revenue
Royalty revenue	$78,204	$86,160	$97,074
License revenue	1,000	—	—
Total revenue	79,204	86,160	97,074
Operating expenses:
Research and development	163,524	164,522	174,111
General and administrative	52,887	45,482	32,536
Total operating expenses	216,411	210,004	206,647
Loss from operations	(137,207)	(123,844)	(109,573)
Other income (expense):
Interest expense	(5,148)	—	—
Interest and investment income, net	11,360	1,573	2,021
Change in fair value of Series 1 nonconvertible preferred stock	—	83	(27)
Total other income, net	6,212	1,656	1,994
Loss before income taxes	(130,995)	(122,188)	(107,579)
Income tax (expense) benefit	(2,821)	433	28,583
Net loss	$(133,816)	$(121,755)	$(78,996)
Net loss per share, basic and diluted	$(6.38)	$(5.91)	$(3.92)
Weighted average common shares outstanding, basic and diluted	20,969	20,603	20,171

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2023	2022	2021
Net loss	$(133,816)	$(121,755)	$(78,996)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	2,550	(3,342)	(1,226)
Total other comprehensive income (loss)	2,550	(3,342)	(1,226)
Comprehensive loss	$(131,266)	$(125,097)	$(80,222)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at September 30, 2020	20,077	$201	$326,963	$844	$127,572	$455,580
Exercise of stock options	129	1	3,613	—	—	3,614
Vesting of restricted stock units, net of withholding	32	—	(534)	—	—	(534)
Stock-based compensation expense	—	—	20,991	—	—	20,991
Other comprehensive loss	—	—	—	(1,226)	—	(1,226)
Net loss	—	—	—	—	(78,996)	(78,996)
Balances at September 30, 2021	20,238	202	351,033	(382)	48,576	399,429
Exercise of stock options	517	6	21,256	—	—	21,262
Vesting of restricted stock units, net of withholding	36	—	(1,229)	—	—	(1,229)
Stock-based compensation expense	—	—	26,969	—	—	26,969
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net loss	—	—	—	—	(121,755)	(121,755)
Balances at September 30, 2022	20,791	208	398,029	(3,724)	(73,179)	321,334
Exercise of stock options	124	1	2,207	—	—	2,208
Vesting of restricted stock units, net of withholding	144	2	(3,759)	—	—	(3,757)
Stock-based compensation expense	—	—	28,216	—	—	28,216
Other comprehensive income	—	—	—	2,550	—	2,550
Net loss	—	—	—	—	(133,816)	(133,816)
Balances at September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(133,816)	$(121,755)	$(78,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,216	26,969	20,991
Depreciation and amortization expense	2,371	2,973	3,334
Non-cash interest expense associated with the sale of future royalties	5,148	—	—
Non-cash royalty revenue	(10,318)	—	—
Deferred income taxes	—	—	345
Premium paid on marketable securities	(73)	(846)	(4,028)
Amortization (accretion) of premiums (discounts) on marketable securities	(2,856)	1,171	2,116
Loss on disposal of property and equipment	150	—	—
Change in fair value of Series 1 nonconvertible preferred stock	—	(83)	27
Other non-cash items	—	—	(97)
Change in operating assets and liabilities:
Accounts receivable	11,704	3,258	(84)
Prepaid expenses and other current assets	182	743	(533)
Income tax receivable	(2,286)	8,537	(24,214)
Operating lease, right-of-use assets	4,598	4,776	5,418
Other long-term assets	(107)	(604)	—
Accounts payable	(1,151)	(4,634)	3,774
Accrued expenses	(2,558)	(1,477)	8,350
Operating lease liabilities	(2,567)	(3,706)	(5,879)
Other long-term liabilities	209	(104)	(520)
Net cash used in operating activities	(103,154)	(84,782)	(69,996)
Cash flows from investing activities
Purchase of marketable securities	(373,391)	(171,446)	(307,348)
Proceeds from maturities and sale of marketable securities	328,871	228,468	345,089
Purchase of property and equipment	(9,058)	(2,125)	(750)
Net cash provided by (used in) investing activities	(53,578)	54,897	36,991
Cash flows from financing activities
Proceeds from exercise of stock options	2,208	21,262	3,614
Proceeds from the sale of future royalties	200,000	—	—
Payments for debt issuance costs	(325)	—	—
Payments for settlement of share-based awards	(3,757)	(1,229)	(534)
Net cash provided by financing activities	198,126	20,033	3,080
Net increase (decrease) in cash, cash equivalents and restricted cash	41,394	(9,852)	(29,925)
Cash, cash equivalents and restricted cash at beginning of period	47,962	57,814	87,739
Cash, cash equivalents and restricted cash at end of period	$89,356	$47,962	$57,814
Supplemental cash flow information:
Cash paid for taxes	$4,899	$—	$32
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$424	$1,215	$137
Operating lease liabilities arising from obtaining right-of-use assets	$3,817	$23,910	$3,320

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to become a leader in the discovery and development of small molecule drugs with an emphasis on treatments for viral infections. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus (“HCV”). Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (“DAA”) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2 and hepatitis B virus (“HBV”).

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses are included in other income (expense) within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended September 30, 2023, 2022, and 2021.

Restricted Cash

As of September 30, 2023 and 2022, the Company had outstanding letters of credit collateralized by a money market account of $3,968, to the benefit of the landlord of the Company’s building leases. This amount was classified as long-term restricted cash as of September 30, 2023 and 2022.

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2023 and 2022, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

The Company reported net losses for each of the years ended September 30, 2023, 2022, and 2021. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Options to purchase common stock	4,365	3,993	3,852
Unvested rTSRUs	81	101	111
Unvested PSUs	81	101	111
Unvested restricted stock units	411	219	117

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

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term marketable securities on hand at September 30, 2023 is sufficient to fund operations for at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term marketable securities, as well as the level of future royalties the Company earns under its agreement with AbbVie. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$55,357	$—	$—	$55,357
U.S. Treasury notes	29,755	—	—	29,755
Marketable securities:
U.S. Treasury notes	236,782	—	—	236,782
Corporate bonds	—	26,435	—	26,435
Commercial paper	—	21,305	—	21,305
	321,894	47,740	—	369,634
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,423	1,423
	$—	$—	$1,423	$1,423

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$13,905	$—	$—	$13,905
Marketable securities:
U.S. Treasury notes	91,328	—	—	91,328
Corporate bonds	—	76,411	—	76,411
Commercial paper	—	66,784	—	66,784
	105,233	143,195	—	248,428
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,423	1,423
	$—	$—	$1,423	$1,423

Cash equivalents at September 30, 2023 and 2022 consist of money market funds and U.S. Treasury notes that are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2023, 2022, and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2023 and 2022 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model, which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

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

The following table provides a rollforward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
(in thousands)
Balance, September 30, 2020	$1,479
Change in fair value	27
Balance, September 30, 2021	1,506
Change in fair value	(83)
Balance, September 30, 2022	1,423
Change in fair value	—
Balance, September 30, 2023	$1,423

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2023 and is based on current estimates of future royalties expected to be paid to OMERS over the next 10 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of September 30, 2023 and 2022, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$27,127	$—	$(692)	$—	$26,435
Commercial paper	21,305	—	—	—	21,305
U.S. Treasury notes	236,880	12	(110)	—	236,782
	$285,312	$12	$(802)	$—	$284,522

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$78,663	$—	$(2,252)	$—	$76,411
Commercial paper	66,784	—	—	—	66,784
U.S. Treasury notes	92,416	—	(1,088)	—	91,328
	$237,863	$—	$(3,340)	$—	$234,523

As of September 30, 2023, marketable securities consisted of investments that mature within one year. As of September 30, 2022, marketable securities consisted of investments that mature within one year, with the exception of certain corporate bonds and U.S. treasury notes, which have maturities between one and three years and an aggregate fair value of $29,285.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2023 and 2022:

	September 30,
	2023	2022
	(in thousands)
Laboratory and office equipment	$15,891	$14,780
Leasehold improvements	13,804	7,276
Purchased software	1,444	1,412
Furniture	2,290	1,354
Computer equipment	962	653
Construction in progress	1,273	2,556
	35,664	28,031
Less: Accumulated depreciation and amortization	(23,745)	(21,858)
	$11,919	$6,173

As of September 30, 2023, construction in progress related primarily to leasehold improvements. Depreciation and amortization expense for property and equipment, was $2,371, $2,973 and $3,334 for the years ended September 30, 2023, 2022, and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and 2022:

	September 30,
	2023	2022
	(in thousands)
Accrued pharmaceutical drug manufacturing	$3,083	$6,932
Accrued research and development expenses	6,120	5,532
Accrued payroll and related expenses	7,037	6,439
Accrued other	2,099	2,033
	$18,339	$20,936

7. Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,287,000 through September 30, 2023. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At September 30, 2023, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 6.18%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2022	$—
Proceeds from sale of future royalties	200,000
Debt issuance cost	(325)
Royalty payable to royalty purchaser	(10,318)
Non-cash interest expense	5,148
Balance - September 30, 2023	$194,505

9. Stockholders’ Equity

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

10. Series 1 Nonconvertible Preferred Stock

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

As of September 30, 2023 and 2022, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. For the years ended September 30, 2023, 2022, and 2021, the remeasurement of the Series 1 nonconvertible preferred stock resulted in income (expense) of $0, $83, and $(27), respectively, which was recorded in other income (expense) in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,423 as of September 30, 2023 and 2022.

11. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, and March 2023. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan. The Company’s 2019 Plan permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Plan. As of September 30, 2023, 1,535 shares remained available for future awards under the 2019 Plan.

Under the Company’s Employee Stock Purchase Plan (“ESPP”) a total of 186 shares of common stock are reserved for issuance. As of September 30, 2023, the Company had not commenced any offering under the ESPP and no ESPP shares have been issued.

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

	Years Ended September 30,
	2023	2022	2021
Risk-free interest rate	3.88%	1.72%	0.61%
Expected term (in years)	6.04	6.04	6.05
Expected volatility	48%	47%	52%
Expected dividends	0%	0%	0%
Weighted average grant date fair value	$22.71	$33.22	$21.76

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2023:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2022	3,993	$53.57	6.2	$28,778
Granted	765	44.47
Exercised	(124)	17.83
Forfeited	(269)	58.64
Outstanding as of September 30, 2023	4,365	$52.68	5.9	$—
Options vested and expected to vest as of September 30, 2023	4,365	$52.68	5.9	$—
Options exercisable as of September 30, 2023	3,086	$52.20	4.9	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Aggregate intrinsic value of stock options exercised	$3,295	$17,650	$2,704
Proceeds to Company from stock options exercised	$2,208	$21,262	$3,614

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

Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2023	2022	2021
Risk-free interest rate	4.19%	0.94%	0.13%
Dividend yield	0%	0%	0%
Expected volatility	77%	80%	74%
Performance period (years)	2.03	1.97	1.97

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2023:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2022	101	$54.50	101	$36.14
Granted	50	47.24	50	40.32
Vested	(70)	44.58	(70)	27.88
Cancelled	—	—	—	—
Unvested at September 30, 2023	81	$58.58	81	$45.82

The total fair value of PSUs and rTSRUs vested during the years ended September 30, 2023, 2022, and 2021 were $8,103, $1,414 and $0, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ending September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2022	219	$64.03
Granted	280	44.63
Vested	(61)	61.94
Cancelled	(27)	53.98
Unvested at September 30, 2023	411	$51.78

The total fair value of restricted stock units vested during the years ended September 30, 2023, 2022, and 2021 were $2,590, $2,427 and $1,897, respectively.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2023, 2022, and 2021:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Research and development	$9,551	$9,728	$10,075
General and administrative	18,665	17,241	10,916
	$28,216	$26,969	$20,991

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Stock options	$19,784	$19,615	$18,004
rTSRUs	1,893	1,597	1,537
PSUs	542	2,628	235
Restricted stock units	5,997	3,129	1,215
	$28,216	$26,969	$20,991

As of September 30, 2023, the Company had an aggregate of $61,333 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

12. Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street and expires in September 2027. The second lease, for office space located at 400 Talcott Avenue and expires in June 2034.

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

In May 2022, the Company entered into a new ten-year lease agreement with its existing landlord for laboratory and office space in Watertown, Massachusetts, adjacent to its 400 Talcott Avenue premises to accommodate its growing headcount. The new lab and office space will be located at Arsenal on the Charles in Watertown, Massachusetts, at a to-be-constructed facility. The Company expects to gain access to the space to perform tenant improvements beginning in December 2023. The estimated minimum lease payments as a result of the new lease total $76,470 over the ten-year term. The lease also contains a tenant improvement allowance of $15,194. The Company will account for the lease as a right-of-use asset and lease liability upon the lease commencement date.

In conjunction with the new lease agreement at Arsenal on the Charles, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to the date when the Arsenal on the Charles facility is completed and ready for the Company's occupancy. The construction of the Arsenal on the Charles facility is being conducted by the landlord and it is expected that the facility will be ready for the Company's tenant improvement buildout in December 2023. As the construction of the facility and the timing of completion is not in the control of the Company, the Company will remeasure the term for the 500 Arsenal Street lease for financial accounting purposes at the time the contingency regarding occupancy lapses.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Operating lease cost	$6,230	$6,294	$5,861
Variable lease cost	5,352	2,375	4,057
	$11,582	$8,669	$9,918

Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statements of cash flows were as follows:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,592	$4,966	$6,364
Operating lease liabilities arising from obtaining right-of-use assets	$3,817	$23,910	$3,320

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	6.51	7.42
Weighted-average discount rate - operating leases	7.18%	6.96%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments relating to the Company's lease liabilities as of September 30, 2023 were as follows:

Years ended September 30,	(in thousands)
2024	6,734
2025	5,314
2026	5,373
2027	5,196
2028	1,640
Thereafter	10,273
Total future minimum lease payments	34,530
Less: imputed interest	(8,017)
Total operating lease liabilities	$26,513

	September 30,
Included in the balance sheet:	2023	2022
	(in thousands)
Current operating lease liabilities	$5,275	$2,891
Operating lease liabilities, net of current portion	21,238	22,372
Total operating lease liabilities	$26,513	$25,263

The tables above do not include lease payments related to the Company’s Arsenal on the Charles facility because as of September 30, 2023, the lease commencement date had not occurred. Additionally, the tables above do not include the impact of shortening the term for the 500 Arsenal Street Lease as the term date is contingent upon events not in the Company's control.

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

13. Commitments and Contingencies

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Except as described below, the Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 and 2022.

14. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2023, 2022, and 2021, the Company recorded income tax (expense) benefit as follows:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Current income tax (expense) benefit:
Federal	$(2,522)	$—	$28,721
State	(299)	449	205
Deferred income tax (expense) benefit:
Federal	—	(16)	(343)
State	—	—	—
Income tax (expense) benefit	$(2,821)	$433	$28,583

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.7)	(2.9)	(2.3)
Change in valuation allowance	36.6	30.8	9.9
Federal research and development tax credit	(4.6)	(4.6)	(5.3)
Share-based compensation	2.2	(0.8)	2.4
State research and development tax credit	(0.9)	(1.5)	(0.8)
Foreign derived intangible income	(7.0)	—	—
Change in deferred tax rate	(0.1)	(0.1)	(9.5)
Other	(0.3)	(0.3)	—
Effective income tax rate	2.2%	(0.4)%	(26.6)%

The effective tax rates during the years ended September 30, 2023 and 2022 differ from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets.

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2023, 2022, and 2021 are as follows:

	Years Ended September 30,
	2023	2022	2021
	(in thousands)
Valuation allowance, beginning of year	$(67,726)	$(29,298)	$(18,259)
Increase recorded to valuation allowance	(47,394)	(38,428)	(11,039)
Valuation allowance, end of year	$(115,120)	$(67,726)	$(29,298)

Net deferred tax assets as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Share-based compensation	$16,974	$14,983
Tax credit carryforwards	15,549	20,663
Capitalized research and development	34,855	—
Liability related to the sale of future royalties	46,560	—
Operating lease liability	6,485	6,007
Accrued compensation	1,318	1,362
Net operating loss carryforward	43	29,105
Unrealized loss	189	794
Accrued expenses	495	541
Other temporary differences	214	245
Total deferred tax assets	122,682	73,700
Valuation allowance	(115,120)	(67,726)
Net deferred tax assets	7,562	5,974

Deferred tax liabilities:
Operating lease, right-of-use assets	(1,525)	(5,606)
Depreciation	(5,456)	(88)
Prepaid expenses	(581)	(280)
Total deferred tax liabilities	(7,562)	(5,974)
Net deferred income tax assets (liabilities)	$—	$—

As of September 30, 2023, the Company did not have federal net operating loss carryforwards. As of September 30, 2023, the Company had state net operating loss carryforwards of $702, which may be available to offset future taxable income and expires in 2032. As of September 30, 2023, the Company also had federal and state research and development tax credit carryforwards of $11,377 and $6,035, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2042 and 2035, respectively.

Utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code ("IRC") of 1986, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development tax credit carryforwards that can be utilized annually to offset future tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period. The Company completed a review of the changes in ownership through September 30, 2022 and determined that the transactions have not resulted in an ownership change during the year ended September 30, 2022, as defined by Section 382. The impact of the historical ownership changes have been reflected within our deferred tax assets shown in the table above. Although the Company believes that these ownership changes have not resulted in material limitations on its ability to use these net operating losses and credit carryforwards, its ability to utilize these and future net operating losses and credit carryforwards may be limited due to future ownership changes or for other reasons. As a result, the Company may not be able to take full advantage of its carryforwards for U.S. federal and state tax purposes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development tax credit carryforwards and stock compensation expense. The Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, the Company continued to record a valuation allowance as of September 30, 2023 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2020 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company has not received notice of examination by any jurisdiction for any tax year open under statute.

Beginning in October 1, 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the Company’s option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years for domestic research expenditures and over fifteen years for foreign research expenditures, pursuant to IRC 174. The most significant impact of this provision is an increase to the current taxable income for the year ended September 30, 2023, the tax year in which the provision took effect for the Company.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifted certain deduction limitations originally imposed by the Tax Act. Under the CARES Act, the Company was permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act made qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $28,721 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the year ended September 30, 2021. As of September 30, 2023 and 2022, the Company had an income tax receivable of $31,004 and $28,718, respectively, which includes interest receivable of $1,390 as of September 30, 2023.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $3 and $44 as of September 30, 2023 and 2022, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2023	2022
	(in thousands)
Beginning Balance	$226	$622
Additions based on tax positions for the current period	882	10
Reductions for tax positions due to lapse of statute of limitations	(156)	(367)
Additions (reductions) for tax positions of prior periods	104	(39)
Ending Balance	$1,056	$226

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

15. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2023, 2022, and 2021, the Company recognized $1,784, $1,596, and $1,353, respectively, of expense related to its contributions to this plan.