Form 10-Q
period 2023-12-31
ENANTA PHARMACEUTICALS INC
filed 2024-02-08
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 31, 2024, the registrant had 21,155,983 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and as updated in Item 1A herein.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31,	September 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$39,933	$85,388
Short-term marketable securities	297,218	284,522
Accounts receivable	8,173	8,614
Prepaid expenses and other current assets	13,245	13,263
Income tax receivable	31,734	31,004
Total current assets	390,303	422,791
Property and equipment, net	12,119	11,919
Operating lease, right-of-use assets	21,344	22,794
Restricted cash	3,968	3,968
Other long-term assets	765	803
Total assets	$428,499	$462,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,326	$4,097
Accrued expenses and other current liabilities	11,603	18,339
Liability related to the sale of future royalties	36,512	35,076
Operating lease liabilities	4,966	5,275
Total current liabilities	62,407	62,787
Liability related to the sale of future royalties, net of current portion	151,612	159,429
Operating lease liabilities, net of current portion	20,524	21,238
Series 1 nonconvertible preferred stock	1,423	1,423
Other long-term liabilities	649	663
Total liabilities	236,615	245,540
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,156 and 21,059 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	212	211
Additional paid-in capital	432,608	424,693
Accumulated other comprehensive loss	(534)	(1,174)
Accumulated deficit	(240,402)	(206,995)
Total stockholders' equity	191,884	216,735
Total liabilities and stockholders' equity	$428,499	$462,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2023	2022
Revenue
Royalty revenue	$18,003	$22,585
License revenue	—	1,000
Total revenue	18,003	23,585
Operating expenses:
Research and development	36,371	40,902
General and administrative	16,518	12,696
Total operating expenses	52,889	53,598
Loss from operations	(34,886)	(30,013)
Other income (expense):
Interest expense	(3,441)	—
Interest and investment income, net	4,298	993
Total other income, net	857	993
Loss before income taxes	(34,029)	(29,020)
Income tax benefit	622	34
Net loss	$(33,407)	$(28,986)
Net loss per share, basic and diluted	$(1.58)	$(1.39)
Weighted average common shares outstanding, basic and diluted	21,088	20,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2023	2022
Net loss	$(33,407)	$(28,986)
Other comprehensive income:
Net unrealized gains on marketable securities	640	1,049
Total other comprehensive income	640	1,049
Comprehensive loss	$(32,767)	$(27,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735
Vesting of restricted stock units, net of withholding	97	1	(184)	—	—	(183)
Stock-based compensation expense	—	—	8,099	—	—	8,099
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(33,407)	(33,407)
Balances, December 31, 2023	21,156	$212	$432,608	$(534)	$(240,402)	$191,884

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, September 30, 2022	20,791	$208	$398,029	$(3,724)	$(73,179)	$321,334
Exercise of stock options	56	1	1,125	—	—	1,126
Vesting of restricted stock units, net of withholding	37	—	(825)	—	—	(825)
Stock-based compensation expense	—	—	7,139	—	—	7,139
Other comprehensive income	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	(28,986)	(28,986)
Balances, December 31, 2022	20,884	$209	$405,468	$(2,675)	$(102,165)	$300,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(33,407)	$(28,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,099	7,139
Depreciation and amortization expense	642	511
Non-cash interest expense associated with the sale of future royalties	299	—
Non-cash royalty revenue	487	—
Amortization (accretion) of premiums (discounts) on marketable securities	274	(339)
Change in operating assets and liabilities:
Accounts receivable	441	(2,267)
Prepaid expenses and other current assets	18	(4,501)
Income tax receivable	(730)	15
Operating lease, right-of-use assets	1,450	834
Other long-term assets	38	(5)
Accounts payable	5,174	(686)
Accrued expenses	(6,736)	(6,599)
Operating lease liabilities	(1,023)	(717)
Other long-term liabilities	(14)	(40)
Net cash used in operating activities	(24,988)	(35,641)
Cash flows from investing activities
Purchase of marketable securities	(146,845)	(67,375)
Proceeds from maturities and sale of marketable securities	134,515	104,100
Purchase of property and equipment	(787)	(3,156)
Net cash provided by (used in) investing activities	(13,117)	33,569
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(7,167)	—
Payments for settlement of share-based awards	(183)	(825)
Proceeds from the exercise of stock options	—	1,126
Net cash provided by (used in) financing activities	(7,350)	301
Net decrease in cash, cash equivalents and restricted cash	(45,455)	(1,771)
Cash, cash equivalents and restricted cash at beginning of period	89,356	47,962
Cash, cash equivalents and restricted cash at end of period	$43,901	$46,191
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$479	$1,079
Operating lease liabilities arising from obtaining right-of-use assets	$—	$799
Supplemental disclosure of cash flow information
Cash paid for interest	$3,143	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology indications. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus (“HCV”). Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (“DAA”) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET®(ex-U.S.) (glecaprevir/pibrentasvir). Royalties from the Company’s AbbVie collaboration and its existing financial resources provide funding to support the Company’s wholly-owned research and development programs, which are primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2, hepatitis B virus (“HBV”) and Chronic Spontaneous Urticaria (“CSU”).

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of December 31, 2023 and for the three months ended December 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2023 and results of operations for the three months ended December 31, 2023 and 2022 and cash flows for the three months ended December 31, 2023 and 2022 have been made. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2024.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $33,407 for the three months ended December 31, 2023 and $133,816 for the year ended September 30, 2023. As of December 31, 2023, the Company had an accumulated deficit of $240,402. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of December 31, 2023, the Company had $337,151 in cash, cash equivalents and short-term marketable securities. The Company expects that its cash, cash equivalents and short-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, management’s judgments with respect to its revenue arrangements; liability related to the sale of future royalties; valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

Net Loss per Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. In periods in which the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Therefore, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss as its effect would have been anti-dilutive:

	As of December 31,
	2023	2022
	(in thousands)
Options to purchase common stock	5,213	4,511
Unvested rTSRUs	129	151
Unvested PSUs	129	151
Unvested restricted stock units	455	439

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This amendment is effective for the Company in the fiscal year beginning October 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2023-07 may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in the fiscal year beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2023-09 may have on its financial statement disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2023 and September 30, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$38,905	$—	$—	$38,905
Marketable securities:
U.S. Treasury notes	264,537	—	—	264,537
Corporate bonds	—	26,706	—	26,706
Commercial paper	—	5,975	—	5,975
	$303,442	$32,681	$—	$336,123
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$55,357	$—	$—	$55,357
U.S. Treasury notes	29,755	—	—	29,755
Marketable securities:
U.S. Treasury notes	236,782	—	—	236,782
Corporate bonds	—	26,435	—	26,435
Commercial paper	—	21,305	—	21,305
	$321,894	$47,740	$—	$369,634
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

During the three months ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of December 31, 2023 and September 30, 2023 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	December 31,	September 30,
Unobservable Input	2023	2023
Probabilities of payout	0%-65%	0%-65%
Discount rate	7.25%	7.25%

There were no changes in the fair value of nonconvertible preferred stock during the three months ended December 31, 2023 and 2022.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2023 and is based on current estimates of future royalties expected to be paid to OMERS over the next 10 years, which are considered Level 3 inputs. See Note 7 for a rollforward of the liability.

4. Marketable Securities

As of December 31, 2023 and September 30, 2023, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$27,043	$—	$(337)	$—	$26,706
Commercial paper	5,975	—	—	—	5,975
U.S. Treasury notes	264,350	207	(20)	—	264,537
	$297,368	$207	$(357)	$—	$297,218

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$27,127	$—	$(692)	$—	$26,435
Commercial paper	21,305	—	—	—	21,305
U.S. Treasury notes	236,880	12	(110)	—	236,782
	$285,312	$12	$(802)	$—	$284,522

As of December 31, 2023 and September 30, 2023, marketable securities consisted of investments that mature within one year.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023
	(in thousands)
Accrued pharmaceutical drug manufacturing	$1,099	$3,083
Accrued research and development expenses	3,707	6,120
Accrued payroll and related expenses	4,310	7,037
Accrued other	2,487	2,099
	$11,603	$18,339

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,296,000 through December 31, 2023. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

Because the royalty sale agreement will be paid back to OMERS up to a capped amount as well as the Company’s significant continuing involvement in the generation of future cash flows under its AbbVie Agreement, the Company recorded the proceeds from the transaction as a liability on its condensed consolidated balance sheets which will be amortized as interest expense in the condensed consolidated statements of operations under the effective interest rate method over the life of the royalty sale agreement. The Company will continue to record the full amount of royalties earned on MAVYRET/MAVIRET sales as royalty revenue in the condensed consolidated statements of operations.

The Company’s liability related to the sale of future royalties is estimated based on forecasted worldwide MAVYRET/MAVYRET royalties to be paid to OMERS over the course of the royalty sale agreement. This estimate requires significant judgment, including the amount and timing of royalty payments up until the end of the royalty sale agreement, which is estimated to be the stated term of June 30, 2032. As royalties are earned by OMERS, the liability is reduced on the Company’s condensed consolidated balance sheets.

At December 31, 2023, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 7.05%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2023	$194,505
Royalty payable to purchaser	(9,822)
Interest expense	3,441
Balance - December 31, 2023	$188,124

8. Series 1 Nonconvertible Preferred Stock

As of December 31, 2023, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. The outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are carried at fair value as a liability on the Company’s condensed consolidated balance sheets.

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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2023:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2023	4,365	$52.68	5.9	$—
Granted	1,092	8.99
Exercised	—	—
Forfeited	(244)	38.99
Outstanding as of December 31, 2023	5,213	$44.17	6.7	$459
Options vested and expected to vest as of December 31, 2023	5,213	$44.17	6.7	$459
Options exercisable as of December 31, 2023	3,028	$53.37	5.1	$—

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2023:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2023	81	$58.58	81	$45.82
Granted	48	9.21	48	9.89
Vested	—	—	—	—
Unvested as of December 31, 2023	129	$40.23	129	$32.47

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2023	411	$51.78
Granted	162	8.99
Vested	(116)	52.00
Cancelled	(2)	54.27
Unvested as of December 31, 2023	455	$36.45

Stock-Based Compensation Expense

During the three months ended December 31, 2023 and 2022 the Company recognized the following stock-based compensation expense:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Research and development	$2,055	$2,532
General and administrative	6,044	4,607
	$8,099	$7,139

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Stock options	$4,462	$5,046
rTSRUs	445	461
Performance stock units	1,579	367
Restricted stock units	1,613	1,265
	$8,099	$7,139

During the three months ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of December 31, 2023, the Company had an aggregate of $60,806 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

10. Income Taxes

For the three months ended December 31, 2023, the Company recorded an income tax benefit of $622 due to interest recorded on a pending federal income tax refund. For the three months ended December 31, 2022, the Company recorded an income tax benefit of $34 due to the release of a state tax reserve during the period.

11. Commitments and Contingencies

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Except as described below, the Company currently is not a party to any material threatened or pending litigation. However, third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its collaborators, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022, against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the '953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ‘953 patent. The Company records all legal expenses associated with the patent infringement suit as incurred in the condensed consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of December 31, 2023.

Leases

The Company leases laboratory and office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended December 31, 2023. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2023 included in our Annual Report on Form 10-K for that fiscal year, which is referred to as our 2023 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

The Enanta name and logo are our trademarks. This Form 10-Q also includes trademarks, trade names and service marks of other persons. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology indications. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). The ongoing royalties from our AbbVie collaboration, combined with the proceeds from our April 2023 royalty sale transaction, have provided us funding to support our wholly-owned research and development programs primarily focused on the following disease targets:

Virology:

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

Immunology:

•
Chronic spontaneous urticaria (CSU) is a severely debilitating, chronic inflammatory skin disease with no identified triggers. Clinical manifestations include hives, angioedema, or both. Patients with CSU also experience symptoms beyond the skin manifestations, including sleep disturbances, fatigue, irritability, anxiety and depression. The estimated global prevalence is between 0.5% – 1% of the population, which means that at any given time in the U.S. alone approximately 1.75-3.5 million people are experiencing this condition. Standard of care treatment for CSU is antihistamines, however in approximately half the patients, symptom alleviation is not adequate. There is a substantial unmet need for an efficacious oral agent as only a minority of these uncontrolled cases are treated with one indicated biologic (<28%).

As of December 31, 2023, we had $337.2 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities and our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through fiscal 2027.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology and immunology. Our virology programs have been focused on RSV, SARS-CoV-2 and HBV and our immunology program is focused on oral inhibitors of the receptor tyrosine kinase known as KIT for the treatment of CSU, and potentially other mast-cell-driven diseases.

Virology Programs:

•
RSV: We have two clinical stage programs for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both of these compounds are replication inhibitors that work by shutting down replication and the production of new virions, as opposed to the other mechanism in development of fusion inhibition that only blocks viral entry. Zelicapivir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein being studied in two ongoing Phase 2 studies, each in a different patient population. EDP-323, which also has a Fast Track designation from the FDA is an inhibitor of the RSV L-protein that is currently in a Phase 2 challenge study.

o
Zelicapavir - N-protein Inhibitor Candidate: We have studied zelicapavir in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response in the context of RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV. The first study was a challenge study, in which healthy adults were infected with RSV in a clinical setting and statistically significant effects on viral load and symptoms were observed. The second study, known as RSVP, was in an otherwise healthy adult outpatient population with community-acquired RSV infection and showed that this population resolves quickly from infection and is not in need of treatment. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on the growing safety profile of zelicapavir, we are continuing to evaluate zelicapavir in high-risk populations in the following ongoing clinical studies, including pediatric patients and high-risk adults, all of which have significant unmet need:
▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose.
▪
RSVHR: RSVHR is a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms.
▪
Next steps: We anticipate completing enrollment in the RSVPEDs study and report data in the third quarter of calendar 2024, assuming the normal RSV season in the Northern Hemisphere continues.
o
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In June 2023, we completed a Phase 1 clinical study and reported positive topline results, which demonstrated that EDP-323 was safe and well-tolerated with pharmacokinetics supportive of once-daily dosing with target exposures achieved and no food effect. Based on these positive data, we initiated a Phase 2 challenge study of EDP-323 in the fourth quarter of calendar 2023 and anticipate topline data in the third quarter of calendar 2024.
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
▪
Phase 1 Study: In July 2022, we completed a Phase 1 study and reported positive topline results which demonstrated EDP-235 was generally safe and well-tolerated in doses up to 400 mg for seven days and adverse events were infrequent and mild. Pharmacokinetics were supportive of once-daily dosing without ritonavir and without regard to food and achieved target exposure levels of up to 13-fold over the plasma protein-adjusted EC90.
▪
Phase 2 Study: In May 2023, we reported topline results from SPRINT (SARS-CoV-2 Protease Inhibitor Treatment), a Phase 2 clinical trial of EDP-235. This randomized, double-blind, placebo-controlled study evaluated the safety, tolerability, antiviral activity and affect on clinical symptoms of EDP-235 compared to placebo in approximately 230 non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. Patients received either 200 mg or 400 mg EDP-235 or placebo orally once daily for five days. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. While no difference was observed in time to improvement in the overall group of 14 measured COVID-19 symptoms, an analysis of a subset of six symptoms showed a two-day shorter time to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235.
▪
Next Steps: Going forward, we will continue to focus on potential collaborations to progress EDP-235, as we will not advance this candidate into Phase 3 studies on our own.
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

Immunology Program:

•
CSU: We have a discovery stage program to develop KIT inhibitors to treat CSU by depleting mast cells, thereby addressing a primary driver of this disease. We have developed novel, potent and selective oral inhibitors of KIT, which are now being optimized in preclinical development. Our prototype inhibitors demonstrate potent nanomolar activity in both binding and cellular function assays and are highly selective for KIT versus other kinases. These inhibitors also demonstrate strong in vitro and in vivo ADME properties. Our goal is to select a lead candidate for KIT in late 2024, as well as introduce a second immunology program in 2024.

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

For accounting purposes, we continue to record 100% of HCV royalties earned under the AbbVie agreement as royalty revenue in our condensed consolidated statements of operations. The $200.0 million received in April 2023 was recognized on our condensed consolidated balance sheets as a liability, which will be reduced by the payments made to OMERS over the term of the Agreement. We recognize imputed interest expense over the life of the royalty sale agreement based on our estimated future MAVYRET/MAVIRET royalties.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. As of the date of this report, we are conducting two Phase 2 studies for zelicapavir and a Phase 2 challenge study of EDP-323. We are also conducting preclinical discovery research efforts in other disease areas.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not conduct any further development of EDP-235 into Phase 3 studies and we have made important adjustments to reduce our spending significantly in 2024.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment from our royalty sale agreement, and our existing cash, cash equivalents, and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities, as well as our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through fiscal 2027.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV. During the first quarter of fiscal 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Revenue
Royalty revenue	$18,003	$22,585
License revenue	—	1,000
Total revenue	$18,003	$23,585

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e. disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance EDP-235 into Phase 3 studies on our own. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include travel expenses, allocated facility-related costs not otherwise included in research and development expenses, directors’ and officers’ liability insurance premiums, professional fees for auditing, tax, and legal services, patent expenses and litigation expenses associated with prosecuting our patent infringement suit.

We expect that general and administrative expenses may increase in the long term. To date we have not experienced a significant impact of inflation on general and administrative expenses, but we anticipate inflation may impact future periods.

Other Income (Expense)

Other income (expense) consists of interest expense, interest and investment income, net and the change in fair value of our outstanding Series 1 nonconvertible preferred stock. Interest expense consists of the non-cash interest expense and amortization of debt issuance costs associated with the royalty sale agreement with an affiliate of OMERS. Interest income consists of interest earned on our cash equivalents and short-term marketable securities balances. Investment income consists of the amortization or accretion of any purchased premium or discount, respectively, on our short-term marketable securities. The change in fair value of our Series 1 nonconvertible preferred stock relates to the remeasurement of these financial instruments from period to period as these instruments may require a transfer of assets because of the liquidation preference features of the underlying instrument.

Income Tax Benefit

The income tax benefit for the three months ended December 31, 2023 was driven by interest recorded on a pending federal income tax refund. The income tax benefit for the three months ended December 31, 2022 is the result of the release of a state tax reserve.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Revenue	$18,003	$23,585
Research and development	36,371	40,902
General and administrative	16,518	12,696
Interest expense	(3,441)	—
Interest and investment income, net	4,298	993
Income tax benefit	622	34
Net loss	$(33,407)	$(28,986)

Revenue

We recognized revenue of $18.0 million during the three months ended December 31, 2023 as compared to $23.6 million during the three months ended December 31, 2022. The $5.6 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2022.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

Beginning with the quarter ended September 30, 2023, 54.5% of our quarterly royalty payments on net sales of MAVYRET/MAVIRET that are included in our total revenue are paid to OMERS through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The $200.0 million received in April 2023 was recognized on our condensed consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the royalty sale agreement. We will continue to record 100% of HCV royalties earned under the AbbVie Agreement as royalty revenue in our condensed consolidated statements of operations since the AbbVie Agreement has not been amended and is independent of our agreement with OMERS.

Research and development expenses

	Three Months Ended December 31,
	2023	2022
	(in thousands)
R&D programs:
Virology
RSV	$24,294	$17,810
COVID-19	3,251	18,951
HBV	66	1,997
Total Virology	$27,611	$38,758
Immunology
CSU	3,931	—
Total Immunology	$3,931	$—
Other Programs
NASH	368	851
Early discovery	4,461	1,293
Total Other Programs	$4,829	$2,144

Total research and development expenses	$36,371	$40,902

The level of research and development expenses for the three months ended December 31, 2023 decreased by $4.5 million compared to the same period in 2022.

Virology

The costs in our virology program decreased $11.1 million primarily due to a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations. This decrease was offset by an increase in costs for our RSV clinical programs as we had two ongoing Phase 2 studies of zelicapavir and a challenge study initiated for EDP-323 in the three months ended December 31, 2023. Costs associated with HBV decreased as we continued to wind down this program.

Immunology

The costs in our immunology increased by $3.9 million as this is a new therapeutic area of focus for the company.

Other Programs

Other program costs increased by $2.7 million as we focused on early stage drug discovery programs, offset by a decrease in costs for our NASH program as we continued to wind down this program.

Expenses associated with our COVID-19, HBV and NASH programs will continue as we complete all the required procedures for concluded clinical trials.

In the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance our COVID-19 candidate, EDP-235, into Phase 3 studies on our own.

General and administrative expenses

General and administrative expenses increased by $3.8 million for the three months ended December 31, 2023 compared to the same period in 2022. The change was due to an increase in stock compensation expense and an increase in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased $3.4 million for the three months ended December 31, 2023, as compared to the same period in 2022 due to interest expense and amortization of debt issuance costs associated with the royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, increased $3.3 million for the three months ended December 31, 2023, as compared to the same period in 2022. The increase was due to an increase in our cash balance due to receipt of the $200.0 million from OMERS as well as changes in interest rates year over year.

Income tax benefit

During the three months ended December 31, 2023 and 2022, we recorded an income tax benefit of $0.6 million and less than $0.1 million, respectively. The income tax benefit in 2023 was driven by interest recorded on a pending federal tax refund. The income tax benefit for 2022 was driven by a release of a state tax reserve during the period.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $337.2 million.

The following table shows a summary of our cash flows:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$(24,988)	$(35,641)
Investing activities	(13,117)	33,569
Financing activities	(7,350)	301
Net decrease in cash, cash equivalents and restricted cash	$(45,455)	$(1,771)

Net cash used in operating activities

Cash used in operating activities was $25.0 million for the three months ended December 31, 2023 as compared to cash used in operating activities of $35.6 million for the same period in 2022. Our cash used in operating activities decreased primarily due to a significant decrease in spending in our clinical programs which was partially offset by lower cash receipts associated with our AbbVie agreement as we now only retain 45.5% of cash royalties following the royalty sale agreement with OMERS.

Net cash provided by (used in) investing activities

Cash used in investing activities was $13.1 million for the three months ended December 31, 2023 as compared to cash provided by investing activities of $33.6 million for the same period in 2022. Our cash used in investing activities increased $46.7 million, driven by the timing of purchases, sales and maturities of marketable securities in 2023 compared to 2022 and decreased capital expenditures in fiscal 2023 compared to fiscal 2022 due to the timing of our buildout of our leased premises at 400 Talcott Avenue.

Net cash provided by (used in) financing activities

Cash used in financing activities was $7.4 million for the three months ended December 31, 2023 as compared to cash provided by financing activities of $0.3 million for the same period in 2022. Our cash used in financing activities increased $7.7 million, driven by our payment to OMERS for our royalty sale agreement.

Funding Requirements

As of December 31, 2023, we had $337.2 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of December 31, 2023, as well as the cash flows from our retained portion of future HCV royalties will be sufficient to meet our anticipated cash requirements through fiscal 2027. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Our first lease for office and laboratory space at 500 Arsenal Street expires on September 1, 2027. In May 2022, we entered into a new ten-year lease for laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles, at 4 Kingsbury Avenue. The construction of the facility shell has been completed and we expect to gain access to the building to construct tenant improvements in February 2024. In connection with this lease, we amended our 500 Arsenal Street lease to shorten the expiration date from September 1, 2027, to the date the Kingsbury Avenue facility is ready for our occupancy, which is currently estimated to occur by the end of November 2024.

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

The $200.0 million received in April 2023 was recognized on our condensed consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the Agreement.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our 2023 Form 10-K for information about our critical accounting policies as well as a description of our other significant accounting policies. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1A. RISK FACTORS

RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2023 Form 10-K.

Except for the risk factor below, there have been no material changes to such risk factors during the quarter ended December 31, 2023. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV, SARS-CoV-2, HBV and CSU which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2 HBV, CSU and other viral infections or immunology diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

RSV, COVID-19, HBV and CSU represent competitive therapeutic areas.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Pfizer/ReViral (acquired in June 2022) and Shionogi all have compounds in clinical development.

There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (Beyfortus – approved) and Merck (Clesrovimab – Phase 3) are developing long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO™), all of which provide passive immunity to infants. There are also 2 approved RSV vaccines for adults over 60 years of age (Pfizer/ABRYSVO™ and GSK/AREXVY®).

For COVID, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). Additionally, other companies are developing oral direct acting antivirals for SARS-CoV-2 that are currently in global Phase 3 studies include Shionogi, Atea, and Gilead (an oral formulation of remdesivir).

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

For CSU, there are a number of different mechanisms being explored, including inhibitors of IL-4R, IgE, BTK, SIGLEC-6, MRGPRX2 and SYK. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 2), Jasper (briquilimab - Phase 1), and Acelyrin (SLRN-517 - Phase 1/Phase 2), as well as companies with oral, small molecules in preclinical development, including ThirdHarmonic, Blueprint, Arcus, and Modulus.

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

ITEM 5. OTHER INFORMATION

Compensatory Arrangement. On February 8, 2024, the Corporation entered into an Amended and Restated Employment Agreement (the “Agreement”) with Nathaniel S. Gardiner, who currently serves as the Corporation's Chief Legal Officer, in connection with his retirement on March 31, 2024. Pursuant to the Agreement, Mr. Gardiner will serve as Senior Counsel to the Corporation on an at-will basis until March 31, 2025 on a 50% schedule for the first three months, then reducing to a 25% schedule thereafter, for which he will receive 50% of his base salary and targeted variable compensation as in effect immediately before the effective date of the Agreement until June 30, 2024 (or earlier reduction to 25% time), which will reduce to 25% of base salary and target variable compensation thereafter. Each of Mr. Gardiner’s existing stock options and unvested restricted stock units will continue to vest during the term of his employment under the Agreement and, in the case of stock options, shall continue to be exercisable until the earlier of the original 10-year term of the stock option or one year after termination of his employment. In addition, the Corporation will accelerate the vesting of shares underlying stock options and restricted stock units that are outstanding and scheduled to vest within twelve months after termination of his employment under the Agreement.

Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 8, 2024

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)