Form 10-Q
period 2024-03-31
ENANTA PHARMACEUTICALS INC
filed 2024-05-08
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the registrant had 21,179,400 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, our subsequently filed Quarterly Reports on Form 10-Q and as updated in Item 1A herein.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$63,542	$85,388
Short-term marketable securities	236,768	284,522
Accounts receivable	7,756	8,614
Prepaid expenses and other current assets	10,932	13,263
Income tax receivable	32,031	31,004
Total current assets	351,029	422,791
Property and equipment, net	15,479	11,919
Operating lease, right-of-use assets	42,894	22,794
Restricted cash	3,968	3,968
Other long-term assets	187	803
Total assets	$413,557	$462,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,726	$4,097
Accrued expenses and other current liabilities	10,630	18,339
Liability related to the sale of future royalties	33,671	35,076
Operating lease liabilities	3,581	5,275
Total current liabilities	54,608	62,787
Liability related to the sale of future royalties, net of current portion	147,776	159,429
Operating lease liabilities, net of current portion	43,412	21,238
Series 1 nonconvertible preferred stock	1,423	1,423
Other long-term liabilities	224	663
Total liabilities	247,443	245,540
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,179 and 21,059 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	212	211
Additional paid-in capital	438,128	424,693
Accumulated other comprehensive loss	(667)	(1,174)
Accumulated deficit	(271,559)	(206,995)
Total stockholders' equity	166,114	216,735
Total liabilities and stockholders' equity	$413,557	$462,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue
Royalty revenue	$17,054	$17,795	$35,057	$40,380
License revenue	—	—	—	1,000
Total revenue	17,054	17,795	35,057	41,380
Operating expenses:
Research and development	35,585	43,468	71,956	84,370
General and administrative	14,235	13,778	30,753	26,474
Total operating expenses	49,820	57,246	102,709	110,844
Loss from operations	(32,766)	(39,451)	(67,652)	(69,464)
Other income (expense):
Interest expense	(2,563)	—	(6,004)	—
Interest and investment income, net	3,809	1,837	8,107	2,830
Total other income, net	1,246	1,837	2,103	2,830
Loss before income taxes	(31,520)	(37,614)	(65,549)	(66,634)
Income tax benefit (expense)	363	(44)	985	(10)
Net loss	$(31,157)	$(37,658)	$(64,564)	$(66,644)
Net loss per share, basic and diluted	$(1.47)	$(1.79)	$(3.06)	$(3.19)
Weighted average common shares outstanding, basic and diluted	21,167	21,035	21,128	20,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(31,157)	$(37,658)	$(64,564)	$(66,644)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(133)	860	507	1,909
Total other comprehensive income (loss)	(133)	860	507	1,909
Comprehensive loss	$(31,290)	$(36,798)	$(64,057)	$(64,735)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735
Vesting of restricted stock units, net of withholding	97	1	(184)	—	—	(183)
Stock-based compensation expense	—	—	8,099	—	—	8,099
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(33,407)	(33,407)
Balances, December 31, 2023	21,156	$212	$432,608	$(534)	$(240,402)	$191,884
Exercise of stock options	6	—	51	—	—	$51
Vesting of restricted stock units, net of withholding	17	—	(92)	—	—	(92)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Other comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(31,157)	(31,157)
Balances, March 31, 2024	21,179	$212	$438,128	$(667)	$(271,559)	$166,114

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, September 30, 2022	20,791	$208	$398,029	$(3,724)	$(73,179)	$321,334
Exercise of stock options	56	1	1,125	—	—	1,126
Vesting of restricted stock units, net of withholding	37	—	(825)	—	—	(825)
Stock-based compensation expense	—	—	7,139	—	—	7,139
Other comprehensive income	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	(28,986)	(28,986)
Balances, December 31, 2022	20,884	$209	$405,468	$(2,675)	$(102,165)	$300,837
Exercise of stock options	61	1	881	—	—	882
Vesting of restricted stock units, net of withholding	104	—	(2,909)	—	—	(2,909)
Stock-based compensation expense	—	—	7,363	—	—	7,363
Other comprehensive income	—	—	—	860	—	860
Net loss	—	—	—	—	(37,658)	(37,658)
Balances at March 31, 2023	21,049	$210	$410,803	$(1,815)	$(139,823)	$269,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(64,564)	$(66,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,660	14,502
Depreciation and amortization expense	1,263	1,051
Non-cash interest expense associated with the sale of future royalties	(531)	—
Non-cash royalty revenue	1,013	—
Premium paid on marketable securities	—	(42)
Amortization (accretion) of premiums (discounts) on marketable securities	299	(1,345)
Loss on disposal of property and equipment	—	7
Change in operating assets and liabilities:
Accounts receivable	858	2,523
Prepaid expenses and other current assets	2,331	(1,039)
Income tax receivable	(1,027)	(56)
Operating lease, right-of-use assets	2,517	1,891
Other long-term assets	616	—
Accounts payable	261	5,963
Accrued expenses	(7,709)	(6,052)
Operating lease liabilities	(2,137)	(137)
Other long-term liabilities	(439)	(46)
Net cash used in operating activities	(53,589)	(49,424)
Cash flows from investing activities
Purchase of marketable securities	(212,134)	(90,627)
Proceeds from maturities and sale of marketable securities	260,096	176,500
Purchase of property and equipment	(2,455)	(5,539)
Net cash provided by investing activities	45,507	80,334
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(13,540)	—
Payments for settlement of share-based awards	(275)	(3,734)
Proceeds from the exercise of stock options	51	2,008
Net cash used in financing activities	(13,764)	(1,726)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,846)	29,184
Cash, cash equivalents and restricted cash at beginning of period	89,356	47,962
Cash, cash equivalents and restricted cash at end of period	$67,510	$77,146
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$2,792	$1,611
Operating lease liabilities arising from obtaining right-of-use assets	$22,617	$2,870
Supplemental disclosure of cash flow information
Cash paid for interest	$6,575	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology indications. The Company discovered glecaprevir, the second of two protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus (“HCV”). Glecaprevir is co-formulated as part of AbbVie’s leading direct-acting antiviral (“DAA”) combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET®(ex-U.S.) (glecaprevir/pibrentasvir). The Company’s existing financial resources, as well as the retained portion of its royalties from the AbbVie collaboration, provide funding to support the Company’s wholly-owned research and development programs, which have been primarily focused on the following disease targets: respiratory syncytial virus (“RSV”), SARS-CoV-2, hepatitis B virus (“HBV”) and chronic spontaneous urticaria (“CSU”).

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three and six months ended March 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations for the three and six months ended March 31, 2024 and 2023 and cash flows for the six months ended March 31, 2024 and 2023 have been made. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2024.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $64,564 for the six months ended March 31, 2024 and $133,816 for the year ended September 30, 2023. As of March 31, 2024, the Company had an accumulated deficit of $271,559. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of March 31, 2024, the Company had $300,310 in cash, cash equivalents and short-term marketable securities. The Company expects that its cash, cash equivalents and short-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

	As of March 31,
	2024	2023
	(in thousands)
Options to purchase common stock	5,237	4,522
Unvested rTSRUs	88	81
Unvested PSUs	88	81
Unvested restricted stock units	443	430

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2024 and September 30, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$63,272	$—	$—	$63,272
Marketable securities:
U.S. Treasury notes	218,371	—	—	218,371
Corporate bonds	—	18,397	—	18,397
	$281,643	$18,397	$—	$300,040
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$55,357	$—	$—	$55,357
U.S. Treasury notes	29,755	—	—	29,755
Marketable securities:
U.S. Treasury notes	236,782	—	—	236,782
Corporate bonds	—	26,435	—	26,435
Commercial paper	—	21,305	—	21,305
	$321,894	$47,740	$—	$369,634
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,423	$1,423
	$—	$—	$1,423	$1,423

During the three and six months ended March 31, 2024 and 2023 there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of March 31, 2024 and September 30, 2023 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2024	2023
Probabilities of payout	0%-65%	0%-65%
Discount rate	7.25%	7.25%

There were no changes in the fair value of nonconvertible preferred stock during the three months ended March 31, 2024 and 2023.

In 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2024 and is based on current estimates of future royalties expected to be paid to OMERS over the next 10 years, which are considered Level 3 inputs. See Note 7 for a rollforward of the liability.

4. Marketable Securities

As of March 31, 2024 and September 30, 2023, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$218,561	$2	$(192)	$—	$218,371
Corporate bonds	18,490	—	(93)	—	18,397
	$237,051	$2	$(285)	$—	$236,768

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$236,880	$12	$(110)	$—	$236,782
Corporate bonds	27,127	—	(692)	—	26,435
Commercial paper	21,305	—	—	—	21,305
	$285,312	$12	$(802)	$—	$284,522

As of March 31, 2024 and September 30, 2023, marketable securities consisted of investments that mature within one year.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and September 30, 2023:

	March 31,	September 30,
	2024	2023
	(in thousands)
Accrued professional fees	$3,547	$1,632
Accrued payroll and related expenses	2,967	7,037
Accrued research and development expenses	1,529	6,120
Accrued pharmaceutical drug manufacturing	1,515	3,083
Accrued other	1,072	467
	$10,630	$18,339

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,304,000 through March 31, 2024. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

7. Liability Related to the Sale of Future Royalties

In 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price.

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

At March 31, 2024, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 5.6%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2023	$194,505
Royalty payable to purchaser	(9,297)
Payments on royalty sale liability	(9,822)
Interest expense, net of capitalized interest	6,061
Balance - March 31, 2024	$181,447

8. Series 1 Nonconvertible Preferred Stock

As of March 31, 2024, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. The outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are carried at fair value as a liability on the Company’s condensed consolidated balance sheets.

9. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023 and March 2024, and its 2024 Inducement Stock Incentive Plan, which was adopted by the Board of Directors in April 2024 for awards to new employees. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2024:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2023	4,365	$52.68	5.9	$—
Granted	1,196	9.54
Exercised	(6)	8.99
Forfeited	(318)	39.18
Outstanding as of March 31, 2024	5,237	$43.70	6.6	$9,273
Options vested and expected to vest as of March 31, 2024	5,237	$43.70	6.6	$9,273
Options exercisable as of March 31, 2024	3,229	$52.51	5.1	$523

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending March 31, 2024:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2023	81	$58.58	81	$45.82
Granted	51	9.38	48	9.89
Vested	(25)	68.67	—	—
Cancelled	(19)	51.14	(41)	47.25
Unvested as of March 31, 2024	88	$28.71	88	$25.50

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2023	411	$51.78
Granted	167	9.09
Vested	(116)	52.00
Cancelled	(19)	26.93
Unvested as of March 31, 2024	443	$36.68

Stock-Based Compensation Expense

During the three and six months ended March 31, 2024 and 2023, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Research and development	$1,794	$2,520	$3,849	$5,052
General and administrative	3,767	4,843	9,811	9,450
	$5,561	$7,363	$13,660	$14,502

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Stock options	$3,711	$5,011	$8,173	$10,057
Restricted stock units	1,459	1,631	3,072	2,896
rTSRUs	258	546	703	1,007
Performance stock units	133	175	1,712	542
	$5,561	$7,363	$13,660	$14,502

During the three and six months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of March 31, 2024, the Company had an aggregate of $52,286 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.1 years.

10. Income Taxes

For the six months ended March 31, 2024, the Company recorded an income tax benefit of $985 due to interest recorded on a pending federal income tax refund as compared to income tax expense of $10 during the six months ended March 31, 2023.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024.

Leases

The Company leases laboratory and office space under various non-cancelable operating leases.

In May 2022, the Company entered into a new ten-year lease agreement with its existing landlord for laboratory and office space in Watertown, Massachusetts, adjacent to its 400 Talcott Avenue premises. The new lab and office space is located at Arsenal on the Charles in Watertown, Massachusetts at 4 Kingsbury Avenue. Construction of the facility shell was completed by the landlord and the Company gained access to the building to construct tenant improvements during the three months ended March 31, 2024. The estimated minimum lease payments for the 4 Kingsbury Avenue facility total $76,470 over the ten-year term. The lease also contains a tenant improvement allowance of $15,205. The Company recorded a right-of-use asset of $32,499 and lease liability of $31,939 upon commencement of the lease during the three months ended March 31, 2024.

In conjunction with the new lease agreement at 4 Kingsbury Avenue, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to the date the 4 Kingsbury Avenue facility is ready for the Company’s occupancy which is expected to be by the end of November 2024. The Company remeasured the lease term and remaining lease payments for the 500 Arsenal Street facility during the three months ended March 31, 2024 when the Company gained access to the 4 Kingsbury Avenue building. The Company recorded an adjustment to the right-of-use asset and lease liability for 500 Arsenal Street of $9,322.

The noncash change arising from the new 4 Kingsbury Avenue lease, net of the remeasurement of the 500 Arsenal lease liability totaled $22,617 during the six months ended March 31, 2024.

Future annual minimum facility and equipment lease payments, net of the tenant improvement allowance under the Company’s 4 Kingsbury Avenue lease as of March 31, 2024, are as follows:

Years ended September 30,	(in thousands)
2024	$3,289
2025	8,158
2026	8,467
2027	8,721
2028	8,983
Thereafter	59,191
Total future minimum lease payments	96,809
Less: imputed interest	(34,763)
Less: tenant improvement allowance	(15,053)
Total operating lease liabilities	$46,993

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology indications. We discovered glecaprevir, the second of two protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which is marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir). The ongoing royalties from our AbbVie collaboration, combined with the proceeds from our 2023 royalty sale transaction, have provided us funding to support our wholly-owned research and development programs primarily focused on the following disease targets:

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

As of March 31, 2024, we had $300.3 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities and our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of fiscal 2027.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology and immunology. Our virology programs have been focused on RSV, SARS-CoV-2 and HBV and our immunology program is focused on oral inhibitors of the receptor tyrosine kinase known as KIT for the treatment of CSU, and potentially other mast-cell-driven diseases. The programs currently in active development are in RSV and CSU.

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

o
Zelicapavir - N-protein Inhibitor Candidate: We have studied zelicapavir in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response in the context of RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. These studies were conducted in otherwise healthy young adults (not at high-risk for serious outcomes with RSV) infected with RSV. The first study was a challenge study, in which healthy adults were infected with RSV in a clinical setting and statistically significant effects on viral load and symptoms were observed. The second study, known as RSVP, was in an otherwise healthy young adult outpatient population with community-acquired RSV infection and showed that this population resolves quickly from infection and is not in need of treatment. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on its growing safety profile, we are continuing to evaluate zelicapavir in high-risk populations in the following ongoing clinical studies, including pediatric patients and high-risk adults, all of which have significant unmet need:
▪
RSVPEDs: RSVPEDs is a Phase 2 study in pediatric patients, aged >28 days to <36 months. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose.
▪
RSVHR: RSVHR is a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms.
▪
Next steps: Enrollment is ongoing in the Southern Hemisphere for both RSVPEDs and RSVHR. We anticipate reporting topline data in the RSVPEDs study in the second half of calendar 2024 and will provide updates on RSVHR as the Southern Hemisphere season progresses.
o
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In June 2023, we completed a Phase 1 clinical study and reported positive topline results, which demonstrated that EDP-323 was safe and well-tolerated with pharmacokinetics supportive of once-daily dosing and target exposures achieved with no food effect. Based on these positive data, we initiated a Phase 2 challenge study of EDP-323 in the fourth quarter of calendar 2023 and anticipate topline data in the third quarter of calendar 2024.
•
COVID-19: We leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We selected EDP-235, an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, for clinical development. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma. A robust treatment effect and prevention of transmission was observed in a ferret model. A Phase 1 study demonstrated EDP-235 was generally safe and well-tolerated in doses up to 400 mg for seven days, adverse events were infrequent and mild, and pharmacokinetics were supportive of once-daily dosing without ritonavir and without regard to food and achieved target exposure levels of up to 13-fold over the plasma protein-adjusted EC90. In May 2023, we reported topline results from a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. An analysis of a subset of six symptoms showed a two-day shorter time (5 days to 3 days) to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235.
o
Next Steps: Going forward, we will continue to focus on potential collaborations to progress EDP-235, as we will not advance this candidate into Phase 3 studies on our own.
•
HBV: Our lead clinical candidate for the treatment of chronic infection with hepatitis B virus, or HBV, is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Our goal has been to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. Final data from two Phase 1b studies of EDP-514 demonstrate the compound is safe with strong antiviral activity in two different chronic HBV patient populations – those who have a high viral load and those who are on a treatment with a nucleoside reverse transcriptase inhibitor. Advancement of this program is dependent upon our accessing another compound that could be developed with EDP-514 for such a treatment regimen.

Immunology Program:

•
CSU: We have a discovery stage program to develop KIT inhibitors to treat CSU by depleting mast cells, thereby addressing a primary driver of this disease. We have discovered novel, potent and selective oral inhibitors of KIT, which are now being optimized in preclinical development. Our prototype inhibitors demonstrate potent nanomolar activity in both binding and cellular function assays and are highly selective for KIT versus other kinases. These inhibitors also demonstrate strong in vitro and in vivo ADME properties. Our goal is to select a lead candidate for KIT in calendar Q4 2024 and to move into the clinic shortly thereafter, as well as introduce a second immunology program in 2024.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover compounds targeting new disease areas.

The following table summarizes our product development pipeline in our virology and immunology programs:

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

In 2023, we entered into a royalty sale agreement with an affiliate of OMERS, a Canadian public employee pension fund, pursuant to which we were paid a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.

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

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term and long-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities, as well as our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of fiscal 2027.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV. During the first quarter of fiscal 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Revenue
Royalty revenue	$17,054	$17,795	$35,057	$40,380
License revenue	—	—	—	1,000
Total revenue	$17,054	$17,795	$35,057	$41,380

AbbVie Agreement

To date, we have received annually tiered, double-digit royalties on our protease inhibitor product glecaprevir included in AbbVie’s net sales of MAVYRET/MAVIRET. Under the terms of our AbbVie Agreement, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of MAVYRET/MAVIRET start at zero for purposes of calculating the tiered royalties. As disclosed above regarding the OMERS royalty sale agreement, we only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance EDP-235 into Phase 3 studies on our own. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

Income Tax Benefit

The income tax benefit for the six months ended March 31, 2024 was driven by interest recorded on a pending federal income tax refund.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$17,054	$17,795
Research and development	35,585	43,468
General and administrative	14,235	13,778
Interest expense	(2,563)	—
Interest and investment income, net	3,809	1,837
Income tax benefit (expense)	363	(44)
Net loss	$(31,157)	$(37,658)

Revenue

We recognized revenue of $17.1 million during the three months ended March 31, 2024 as compared to $17.8 million during the three months ended March 31, 2023. The $0.7 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2023.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen and the number of patients treated. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

Beginning with the quarter ended September 30, 2023, 54.5% of our quarterly royalty payments on net sales of MAVYRET/MAVIRET that are included in our total revenue are paid to OMERS through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The $200.0 million received in 2023 was recognized on our condensed consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the royalty sale agreement. We will continue to record 100% of HCV royalties earned under the AbbVie Agreement as royalty revenue in our condensed consolidated statements of operations since the AbbVie Agreement has not been amended and is independent of our agreement with OMERS.

Research and development expenses

	Three Months Ended March 31,
	2024	2023
	(in thousands)
R&D programs:
Virology
RSV	$25,707	$18,695
COVID-19	732	20,564
HBV	106	2,125
Total Virology	$26,545	$41,384
Immunology
CSU	4,189	—
Total Immunology	$4,189	$—
Other Programs
NASH	58	515
Early discovery	4,793	1,569
Total Other Programs	$4,851	$2,084

Total research and development expenses	$35,585	$43,468

The level of research and development expenses for the three months ended March 31, 2024 decreased by $7.9 million compared to the same period in 2023.

Virology

The costs in our virology program decreased $14.8 million primarily due to a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations. This decrease was offset by an increase in costs for our RSV clinical programs as we had two ongoing Phase 2 studies of zelicapavir and a challenge study initiated for EDP-323 in 2024. Costs associated with HBV decreased as we continued to wind down this program.

Immunology

The costs in our immunology increased by $4.2 million as this is a new therapeutic area of focus for the company.

Other Programs

Other program costs increased by $2.8 million as we focused on early stage drug discovery programs, offset by a decrease in costs for our NASH program as we continued to wind down this program.

Expenses associated with our COVID-19, HBV and NASH programs will continue as we complete all the required procedures for concluded clinical trials.

In the next 12 months, we expect our external research and development expenses generally to decrease since we will not advance our COVID-19 candidate, EDP-235, into Phase 3 studies on our own.

General and administrative expenses

General and administrative expenses increased by $0.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The change was primarily due to an increase in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased $2.6 million for the three months ended March 31, 2024, as compared to the same period in 2023 due to interest expense and amortization of debt issuance costs associated with the royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, increased $2.0 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was due to an increase in our cash balance due to receipt of the $200.0 million from OMERS in 2023 as well as changes in interest rates year over year.

Income tax benefit

During the three months ended March 31, 2024, we recorded an income tax benefit of $0.4 million representing interest recorded on a pending federal tax refund.

Results of Operations

Comparison of the Six Months Ended March 31, 2024 and 2023

	Six Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$35,057	$40,380
License revenue	—	1,000
Research and development	71,956	84,370
General and administrative	30,753	26,474
Interest expense	(6,004)	—
Interest and investment income, net	8,107	2,830
Income tax benefit (expense)	985	(10)
Net loss	$(64,564)	$(66,644)

Revenue

We recognized revenue of $35.1 million during the six months ended March 31, 2024 as compared to $41.4 million during the six months ended March 31, 2023. The $6.3 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2023.

Research and development expenses

	Six Months Ended March 31,
	2024	2023
	(in thousands)
R&D programs:
Virology
RSV	$50,001	$36,505
COVID-19	3,983	39,514
HBV	172	4,123
Total Virology	$54,156	$80,142
Immunology
CSU	8,120	—
Total Immunology	$8,120	$—
Other Programs
NASH	426	1,366
Early discovery	9,254	2,862
Total Other Programs	$9,680	$4,228

Total research and development expenses	$71,956	$84,370

The level of research and development expenses for the six months ended March 31, 2024 decreased by $12.4 million compared to the same period in 2023.

Virology

The costs in our virology program decreased $26.0 million primarily due to a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations. This decrease was offset by an increase in costs for our RSV clinical programs as we had two ongoing Phase 2 studies of zelicapavir and a challenge study initiated for EDP-323 in the six months ended March 31, 2024. Costs associated with HBV decreased as we continued to wind down this program.

Immunology

The costs in our immunology increased by $8.1 million as this is a new therapeutic area of focus for the company.

Other Programs

Other program costs increased by $5.5 million as we focused on early stage drug discovery programs, offset by a decrease in costs for our NASH program as we continued to wind down this program.

General and administrative expenses

General and administrative expenses increased by $4.3 million for the six months ended March 31, 2024 compared to the same period in 2023. The change was primarily due to an increase in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased $6.0 million for the six months ended March 31, 2024 as compared to the same period in 2023 due to interest expense and amortization of debt issuance costs associated with the royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, increased $5.3 million for the six months ended March 31, 2024 as compared to the same period in 2023. The increase was due to an increase in our cash balance due to receipt of the $200.0 million from OMERS as well as changes in interest rates year over year.

Income tax benefit

During the six months ended March 31, 2024 we recorded an income tax benefit of $1.0 million driven by interest recorded on a pending federal tax refund.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At March 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $300.3 million.

The following table shows a summary of our cash flows:

	Six Months Ended March 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(53,589)	$(49,424)
Investing activities	45,507	80,334
Financing activities	(13,764)	(1,726)
Net decrease in cash, cash equivalents and restricted cash	$(21,846)	$29,184

Net cash used in operating activities

Cash used in operating activities was $53.6 million for the six months ended March 31, 2024 as compared to cash used in operating activities of $49.4 million for the same period in 2023. Our cash used in operating activities increased $4.2 million primarily due to timing of our research and development payments, offset by lower cash receipts associated with our AbbVie agreement as we now only retain 45.5% of cash royalties following the royalty sale agreement with OMERS.

Net cash provided by investing activities

Cash provided by investing activities was $45.5 million for the six months ended March 31, 2024 as compared to cash provided by investing activities of $80.3 million for the same period in 2023. Our cash provided by investing activities decreased $34.8 million, driven by the timing of purchases, sales and maturities of marketable securities in 2024 compared to 2023.

Net cash used in financing activities

Cash used in financing activities was $13.8 million for the six months ended March 31, 2024 as compared to cash used in financing activities of $1.7 million for the same period in 2023. Our cash used in financing activities increased $12.1 million, driven primarily by our payments to OMERS for our royalty sale agreement which began in fiscal 2024.

Funding Requirements

As of March 31, 2024, we had $300.3 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of March 31, 2024, as well as the cash flows from our retained portion of future HCV royalties will be sufficient to meet our anticipated cash requirements through the third quarter of fiscal 2027. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

Facility Leases

We currently lease space in Watertown, Massachusetts, under two separate lease agreements with one landlord and entered into a third lease agreement with the same landlord in May 2022 to lease additional laboratory and office space located at a to-be-constructed facility at Arsenal on the Charles in Watertown, Massachusetts.

Our first lease for office and laboratory space at 500 Arsenal Street expires on September 1, 2027. In May 2022, we entered into a new ten-year lease for laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles at 4 Kingsbury Avenue. The construction of the facility shell was completed and we gained access to the building to construct tenant improvements during the three months ended March 31, 2024. Upon gaining access to the 4 Kingsbury Avenue building, we capitalized a right-of-use asset and lease liability of approximately $32 million on our consolidated balance sheets which reflects our fixed base rent payments, net of approximately $15 million of a tenant improvement allowance provided by the landlord, over the 10-year term of the lease.

In conjunction with the commencement of our lease at 4 Kingsbury Avenue during the quarter, we adjusted our 500 Arsenal Street lease liability to shorten the expiration date from September 2027 to the date the Kingsbury Avenue facility is ready for our occupancy which is expected to be by the end of November 2024. This resulted in a decrease in the lease liability and right-of-use asset on our consolidated balance sheets by approximately $9 million.

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $8.1 million in 2025, $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028 and $59.2 million thereafter.

OMERS Agreement

In 2023, we entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which we were paid a $200.0 million cash purchase price in exchange for 54.5% of our future quarterly royalty payments on net sales of MAVYRET/MAVIRET after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price.

The $200.0 million received in 2023 was recognized on our condensed consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the fiscal year ending September 30, 2024, we will be a non-accelerated filer and, as such, we will no longer be required to conduct internal controls testing and auditing under Section 404(b) of the Sarbanes-Oxley Act. However, we will continue to maintain our internal control environment and management will continue to attest to it.

PART II —OTHER INFORMATION

ITEM 1A. RISK FACTORS

RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2023 Form 10-K and our Quarterly Report for the period ended December 31, 2023.

Except as set forth below, there have been no material changes to such risk factors during the quarter ended March 31, 2024. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Securities Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•
On March 14, 2024, Tara L. Kieffer, Ph.D., our Chief Product Strategy Officer, adopted a Rule 10b5-1 trading plan providing for the sale of up to 37, 288 shares of our common stock, including shares vested under performance stock units and restricted stock units, as well as shares vesting under outstanding stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the plan in various periods between June 17, 2024 and May 30, 2025, or such earlier date as all authorized sales under the plan are completed;
•
On March 15, 2024, Yat Sun Or, our Chief Scientific Officer, adopted a Rule 10b5-1 trading plan providing for the sale of up to (i) 25,171 shares of our common stock and (ii) 36,500 shares of our common stock subject to vested stock options with an exercise price of $44.00 that are due to expire on November 20, 2024, so long as in each case the market price of our common stock is higher than certain minimum threshold prices specified in the plan, in various periods between June 17, 2024 and December 31, 2024, or such earlier date as all authorized sales under the plan are completed; and

•
On March 15, 2024, Scott T. Rottinghaus, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading plan providing for the sale of up to 25,695 shares of our common stock, including shares vested under performance stock units and restricted stock units, as well as shares vesting under outstanding stock options and restricted stock units, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the plan, in various periods between June 17, 2024 and March 31, 2025, or such earlier date as all authorized sales under the plan are completed.

Except as set forth above, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	2019 Equity Incentive Plan (as amended through March 6, 2024)	8-K	03/12/2024	10.1	001-35839

10.2	Amended and Restated Employment Agreement dated as of February 8, 2024 by and between the Company and Nathaniel S. Gardiner, effective April 1, 2024	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 8, 2024

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)