Form 10-K
period 2024-09-30
ENANTA PHARMACEUTICALS INC
filed 2024-11-27
CIK 1177648

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35839

ENANTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3205099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Kingsbury Avenue

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2024, based on the last reported sale price of the registrant’s common stock of $17.46 per share was $347,379,533. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 5, 2024 was 21,194,326 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information for Part III of this Form 10-K will either (i) be incorporated by reference to portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, or (ii) if the Definitive Proxy is not filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end of September 30, 2024, it will be provided by amendment to this Form 10-K.

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

For the year ended September 30, 2024

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
•
Beginning after June 30, 2023, 54.5% of our reported revenues represent payments that go directly to OMERS following our April 2023 sale of that portion of our MAVYRET/MAVIRET royalties earned through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.

•
Any further changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our clinical development programs, or both, will cause our results of operations to fluctuate from period to period. If AbbVie continues to experience lower sales volumes in future quarters combined with research and development expenses in support of our advancing programs, we expect to have continuing operating losses for the foreseeable future.
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
•
There are many companies developing potential therapies for RSV, SARS-CoV-2, type 2 immune and mast-cell-driven diseases and other virology and immunology indications, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.
•
In most of the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
•
If we are not “first to market” or sufficiently differentiated with one of our product candidates in one or more of our targeted disease indications, such as COVID-19, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and/or market acceptance of that product candidate as a follow-on competitor.
•
Clinical drug development for viral infections and immunology indications involves a lengthy and expensive process with uncertain timelines, uncertain outcomes and evolving clinical endpoints for regulatory approvals. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.
•
None of our product candidates in our clinical development pipeline has yet to advance beyond Phase 2 clinical trials.
•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, SARS-CoV-2 or other virology and immunology indications could also delay the time required to reach regulatory approval of one or more of our product candidates.
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
•
We cannot be certain that we were the first to file patent applications on our product candidates or for their uses, or that our product candidates will not infringe patents that are currently issued or that are issued in the future.
•
We rely on third parties to manufacture our clinical drug supplies, monitor, support, conduct and/or oversee clinical trials of our product candidates that we develop independently.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology.

Virology

We discovered glecaprevir, the second of two antiviral protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and leading cause of U.S. hospitalization in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to three million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65.

We also have development programs in virology for the following disease targets:

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

Immunology

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of inflammatory disease by targeting key mechanisms of immune response. Our initial focus has been on mechanisms involved in an overactive type 2 immune response, which is the reaction of the body's immune system when the body detects infections or allergens and sends out immune cells to fight them. An overactive response is a primary driver of a number of inflammatory diseases.

Our initial immunology targets involve the following mechanisms of immune response:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell activity; and

•
STAT6, a transcription factor uniquely responsible for interleukin-4 (IL-4)/interleukin-13 (IL-13) cell signaling, the factors that play important roles in regulating the responses of lymphocytes, myeloid cells, and non-hematopoietic cells within the immune system.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our immunology drug development efforts on the following disease indications:

•
Chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75-3.5 million people with this condition at any given time in the U.S. alone; and

•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom ~40% have moderate to severe disease.

As of September 30, 2024, we had $248.2 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents, and short-term marketable securities as of September 30, 2024 as well as the cash flows from our retained portion of future HCV royalties will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

RSV. In virology, we have two clinical stage product candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both of these compounds are replication inhibitors that work by shutting down replication and the production of new virions, as opposed to the other mechanism in development of fusion inhibition that only blocks viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein for both major subgroups of RSV, referred to as RSV-A and RSV-B. Zelicapavir is being studied in two Phase 2 studies, each in a different high risk patient population. EDP-323, which also has a Fast Track designation from the FDA, is an inhibitor of the RSV L-protein for both major subgroups of RSV that has recently completed a Phase 2 challenge study.

•
Zelicapavir - N-protein Inhibitor Candidate: We have studied zelicapavir in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies in otherwise healthy young adults (not at high-risk for serious outcomes with RSV) to understand the viral response in the context of RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on its growing safety profile, we are continuing to evaluate zelicapavir in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need:
o
Pediatric Study of Zelicapavir: RSVPEDs is a Phase 2 study of zelicapavir in 96 pediatric patients, aged >28 days to <36 months. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose. In August 2024, we announced completion of enrollment of the RSVPEDs study. We anticipate reporting topline data in December 2024.
o
High-Risk Adults Study of Zelicapavir: We also have an ongoing Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms. Enrollment is progressing and we are targeting enrollment completion in the current Northern Hemisphere RSV season, with topline data expected in 2025.
•
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel, oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In September

2024, we announced positive topline results for EDP-323 in a Phase 2a challenge study of healthy adults infected with RSV. Treatment with EDP-323 achieved highly statistically significant (p=<0.0001) reductions in both viral load and clinical symptoms compared to placebo. Overall, EDP-323 was generally well tolerated and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-323.

COVID-19. We leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We selected EDP-235, an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, for clinical development. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma.

•
SPRINT Study of EDP-235: In May 2023, we reported topline results from a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease, which was the only study population permitted by the FDA. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated.
o
A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose.
o
An analysis of a subset of six symptoms showed a two-day shorter time (5 days to 3 days) to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01).
o
No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population.
o
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

Immunology. We are designing and developing highly potent and selective, oral, small molecule inhibitors targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical stage program to develop oral KIT inhibitors to treat CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral KIT inhibitors, which are in preclinical development. In the fourth quarter of 2024, we selected our lead development candidate, EPS-1421. This candidate demonstrates potent nanomolar activity in both binding and cellular function assays and is highly selective for KIT versus other kinases. This inhibitor also demonstrates strong in vitro and in vivo ADME properties. We expect to conduct scale-up activities and IND-enabling studies for this program in 2025.
•
STAT6 Inhibitors. We have a discovery stage program to develop oral inhibitors of the signal transducer and activator of transcription 6 transcription factor, known as STAT6, for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral STAT6 inhibitors, which are being optimized in the discovery stage. Our prototype inhibitors demonstrate potent activity and high selectivity for STAT6 over other STATs in both biochemical and cellular assays. Our prototype inhibitors also demonstrate systemic in vivo target engagement after ex vivo IL-4 stimulation. We are continuing to evaluate multiple compounds in preclinical studies. We expect to conduct lead optimization activities in this program in 2025.

We have utilized our internal chemistry and drug discovery capabilities to generate all of our development-stage programs. We continue to invest substantial resources in research programs to discover compounds targeting new disease areas.

Our Out-Licensed Products

HCV. Two protease inhibitors developed through our Collaborative Development and License Agreement with AbbVie have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV. We have received the full $330.0 million of contractual milestone payments under the agreement related to clinical development and commercialization regulatory approvals of these regimens in major markets, and we continue to earn royalties on sales of the second generation regimen.

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

Our Strategy

Our primary objective is to become a leader in the discovery and development of small molecule drugs with an emphasis on first-in-disease treatments for RSV and best-in-class small molecule treatments for diseases with significant unmet medical needs in immunology. Our strategy includes the following key elements:

•
Advance clinical development of novel virology product candidates for RSV. We have ongoing clinical studies of two compounds discovered in our research program in RSV, a viral infection for which there is currently no available effective treatment and as such there exists a substantial unmet medical need.
•
Advance our preclinical immunology portfolio of novel, oral inhibitors of targets for the treatment of type 2 inflammatory diseases. We have ongoing discovery and preclinical efforts targeting multiple mechanisms of the immune response, including KIT, addressing mast cell driven diseases, with an initial focus on CSU. We also have a discovery stage program targeting the STAT6 pathway, with an initial focus on AD.
•
Invest in research and development of compounds in new disease areas. We are continuing to invest resources in our research programs in our efforts to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in new disease areas. We may also explore clinically other virologic or immunologic diseases where our assets could play a role. In addition, we may seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.
•
Collaborate or out-license, where and when appropriate, with pharmaceutical partners to accelerate the development and commercialization of our proprietary compounds and/or create combination therapies. We may choose to collaborate with other companies to accelerate the global clinical development of one or more of our product candidates. We are also prepared to join forces, where and when appropriate, with collaborators with compounds targeting other mechanisms of action in diseases where there is the potential for better treatments with combination therapies, as we did in HCV. Our decisions regarding our proprietary programs will be based on the results of our clinical studies and the potential for collaborations, including combinations with one or more drugs targeting other mechanisms of action in these diseases.
•
Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. We believe our existing financial resources as well as the cash flows from our retained portion of future HCV royalties will enable us to fund our research and development programs into fiscal 2027. These resources will allow us to continue to advance compounds in clinical development and to progress the most promising candidates at least through proof-of-concept trials. Further development of any compound as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities will require additional financial resources.

Our Research and Development Pipeline

The following table summarizes our product development pipeline in our virology and immunology programs:

*Fixed-dose antiviral combination contains glecaprevir and AbbVie's NS5A inhibitor, pibrentasvir. Marketed by AbbVie as MAVYRET® (U.S.) and MAVIRET® (ex-U.S.).

**Continued development dependent on partnering.

***Initial indications. Potential future indications include asthma, chronic inducible urticaria (CIndU), eosinophilic esophagitis (EoE), prurigo nodularis (PN) and others.

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to three million hospitalizations globally in children under 5 years old and approximately 177,000 hospitalizations in the U.S. in adults over the age of 65. There are currently no safe and effective therapies for RSV infection.

Synagis, a prophylactic, monoclonal antibody-based treatment is approved for infants considered at high risk for RSV infection; however, studies have found that most young children with RSV infection were previously healthy, and thus would not normally be prescribed this prophylactic treatment. AstraZeneca and Sanofi (BEYFORTUS®) have long-acting monoclonal antibody products recently approved for prophylaxis use in all infants and for those at risk up to 24 months of age and Merck (clesrovimab) has a similar antibody that has completed Phase 3 development. A maternal vaccine has been approved for injection in women at 32-36 weeks (U.S.) & 24-36 weeks (EU) of pregnancy during September through January (ABRYSVO®/Pfizer). In addition, two RSV vaccines have been approved in adults older than 60 years old (ABRYSVO®/Pfizer and Moderna/mRESVIA®) and approved RSV vaccine for adults over 50 years of age (GSK/AREXVY®).

While prophylaxis options have recently become available, there is still significant unmet need for safe and effective antiviral treatments in patients at high-risk for serious outcomes of RSV. The adoption of vaccines in the elderly population is likely to be sub-optimal, especially as they are often only recommended with shared clinical decision-making. For perspective, universally recommended vaccines in this population have peak adoption rates from ~35% (shingles) to ~55% (flu). However, even with adoption, breakthrough infections will still occur, as vaccine efficacy is not complete. In the pediatric population, both the maternal vaccine and the prophylactic antibody approaches provide only passive immunity, which only lasts for a limited period of time and will just shift the time of first RSV infection to the next season. Similarly, uptake of these options will not be optimal and breakthrough infections will still occur in the population that does receive them. Finally, the antibody approach has a low barrier to the development of viral resistance. Thus, despite these options for prophylaxis, antiviral treatments are urgently needed.

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

Competitive Landscape

Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and Shionogi have compounds in clinical development.

There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (BEYFORTUS®) and Merck (clesrovimab – Phase 3 complete) are developing long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive, short-term immunity to infants. Sanofi is also evaluating a vaccine in infants and toddlers (RSV vaccine – Phase 3). There are also two approved RSV vaccines for adults over 60 years of age (Pfizer/ABRYSVO® and Moderna/mRESVIA®) and one approved RSV vaccine for adults over 50 years of age (GSK/AREXVY®).

Zelicapavir, Our N-Protein Inhibitor

Through our internal chemistry efforts, we identified our lead clinical candidate, zelicapavir (formerly EDP-938). During preclinical studies, zelicapavir demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, zelicapavir maintained nanomolar antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. It was also shown to have a high barrier to viral resistance. In addition, combination studies of zelicapavir with other types of RSV inhibitors, such as fusion inhibitors, showed synergistic antiviral effects.

We have studied zelicapavir in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response better in the context of RSV infection. These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV. Data from these studies demonstrated that zelicapavir was safe and well-tolerated. Based on the growing safety profile of zelicapavir and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, we have continued

the development of zelicapavir in patients at high-risk for developing severe infection leading to hospitalization or death. We believe zelicapavir has the greatest potential to show optimal efficacy in these high-risk populations with significant unmet need, since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral replication and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir.

There are now two Phase 2b studies of zelicapavir is in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need.

•
Pediatric Study of Zelicapavir: RSVPEDs is our Phase 2 study in 96 pediatric patients, aged >28 days to <36 months. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose. In August 2024, we announced completion of enrollment of the RSVPEDs study. We anticipate reporting topline data in December 2024.

•
High-Risk Adults Study of Zelicapavir: We also have a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms. Enrollment is progressing and we are targeting enrollment completion in the current Northern Hemisphere RSV season with topline data in 2025.

EDP-323, Our RSV L-Protein Inhibitor:

In addition to our N-protein inhibitor, zelicapavir, our second clinical candidate for RSV is EDP-323, a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and has protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations.

We completed a Phase 1 clinical study of EDP-323 in June 2023. This randomized, double-blind, placebo-controlled, first-in-human Phase 1 study enrolled healthy volunteers to evaluate the safely, tolerability and pharmacokinetics of oral EDP-323 over a range of single ascending dose (SAD ranging from 50 to 800 mg, n=50) and multiple ascending doses (MAD ranging from 200 to 800 mg for seven days, n=32) in fasted and fed states. Overall, EDP-323 was generally safe and well-tolerated up to 800 mg for up to seven days, where most adverse events (AEs) were mild, and there were no serious or severe AEs. There was one study discontinuation due to syncope, in the SAD/FE group, which was deemed unlikely to be related to EDP-323. In the MAD phase, three AEs deemed possibly related to EDP-323 were mild, with two headaches and one gastrointestinal event. There were no discontinuations due to AEs in the MAD phase. EDP-323 displayed pharmacokinetics supportive of once daily dosing without regard to food. EDP-323 doses ranging from 200 to 800 mg once-daily resulted in strong EC90 multiples against both RSV-A and RSV-B strains. Specifically, EDP-323 administered once daily for seven days resulted in C24 (C-trough) concentrations at steady state of 11- to 44-fold over the protein adjusted EC90 (0.3 nM) against both RSV-A and RSV-B strains.

In September 2024, we announced positive top-line results for EDP-323 in a Phase 2a human challenge study. This study was a randomized, double-blind, placebo-controlled, human challenge study of 142 healthy adult participants inoculated with RSV. Randomized participants (n=141) received either a once-daily (QD) 600 mg dose of EDP-323 for five days (high dose, n=47), a single 600 mg loading dose on day one followed by a 200 mg once-daily (QD) dose of EDP-323 for four days (low dose, n=47), or placebo for five days (n=47). The intent-to-treat-infected population (ITT-I) was defined as all randomized participants receiving challenge virus and at least one dose of study drug with confirmed RSV infection. EDP-323 demonstrated a rapid and sustained antiviral effect. A highly statistically significant reduction (p<0.0001) was observed for the primary efficacy endpoint of area under the curve, or AUC, for viral load as measured by qRT-PCR in the ITT-I population for each of the EDP-323 dosing groups as compared with placebo. Specifically, EDP-323 lowered viral load AUC by 85% in the high dose arm and 87% in the low dose arm compared to placebo. There was no statistically significant difference between the two EDP-323 dosing groups.

Primary Efficacy Endpoint: 85-87% Decrease in Viral Load AUC by qRT-PCR

A highly statistically significant reduction (p<0.0001) was observed for the secondary efficacy endpoint of AUC for infectious viral load as measured by quantitative culture in the ITT-I population for each of the EDP-323 dosing groups, with a reduction in viral culture AUC by 98% in the high dose arm and 97% in the low dose arm compared to placebo. There was no statistically significant difference between the two EDP-323 dosing groups.

Secondary Efficacy Endpoint: 97-98% Decrease in Viral Load AUC by Viral Culture

For the secondary efficacy endpoint of AUC for total symptom score, a highly statistically significant reduction (p<0.0001) was observed in the ITT-I population for each of the EDP-323 dosing groups, with a symptom reduction of 66% in the high dose arm and 78% in the low dose arm compared to placebo. There was no statistically significant difference between the two EDP-323 dosing groups.

Secondary Efficacy Endpoint: 66-78% Reduction in Symptoms

EDP-323 demonstrated favorable pharmacokinetics, supportive of once-daily dosing. Mean trough plasma concentrations were maintained at 16-fold above the protein-adjusted EC90 with the low dose, and 35-fold above the protein-adjusted EC90 with the high dose, for both RSV A and B strains. In addition, EDP-323 demonstrated a favorable safety profile over a 5-day dosing period and through 28 days of follow-up. Adverse events, or AEs, were similar between EDP-323 dosing groups and placebo. There were no serious adverse events, no severe adverse events, and no adverse events leading to treatment discontinuation or study withdrawal.

EDP-323 Safety Profile

Our Immunology Programs

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of inflammatory disease by targeting key mechanisms of driving immune response. Our initial focus has been on diseases driven by an overactive type 2 immune response. Type 2 immune responses are characterized by the overproduction of interleukin-4 (IL-4), interleukin-5 (IL-5), interleukin-13 (IL-13), and Immunoglobulin E (IgE), through the activation of T helper 2 (Th2) cells, CD4+ T cells, B cells, and innate cellular response consisting of mast cells, ILC2s, eosinophils, basophils, and IL-4 and/or IL-13-activated macrophages. This immune response is a crucial part of the body’s defense mechanism; however, an overactive response is the primary driver of a number of inflammatory diseases, including AD, urticarias, asthma, eosinophilic esophagitis (EoE), prurigo nodularis (PN), chronic rhinosinusitis with nasal polyps (CRSwNP), as well as some forms of chronic obstructive pulmonary disease (COPD) and other conditions.

Our initial targets include the receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell activity. KIT inhibitors may have potential in the treatment of CSU and other mast-cell-driven diseases. We are also targeting STAT6, a transcription factor responsible for IL-4/IL-13 signaling, which drives a Th2 dominant phenotype. STAT6 inhibitors may have potential in the treatment of AD and other type 2 immune driven phenotypes.

KIT
STAT6
KIT receptor
Mast cell activator
Mast cell activator
P
KIT Inhibition
IL-4
IL-13
STAT6 Inhibition
STAT6
STAT6
Allergic Th2 Inflammation

KIT Inhibition blocks cell survival signal resulting in apoptosis and cell death

STAT6 Inhibition impedes type 2 inflammation

Background and Overview of CSU

CSU is a severely debilitating, chronic inflammatory skin disease with no identified triggers. Clinical manifestations include hives, angioedema, or both. Hives are variable in size and shape and are characterized by swelling, itchiness, and/or a burning sensation. Angioedema is characterized by pronounced deep tissue swelling along with tingling, burning, tightness and sometimes pain. Patients with CSU also experience symptoms beyond skin manifestations, including sleep disturbances, fatigue, irritability, anxiety and depression and can affect performance at work or school. CSU is typically a self-limiting disorder, persisting for 2–5 years although some reports estimate that more than half of patients suffer for more than 5 years. CSU may also recur after months or years of full remission. CSU impacts twice as many women as men, with an estimated global prevalence between 0.5% – 1% of the population, which means that at any given time in the U.S. alone approximately 1.75-3.5 million people are experiencing this condition. The peak age of diagnosis is during the core years of working age, 20 – 40 years old. Standard of care treatment for CSU is antihistamines, however in approximately half the patients, symptom alleviation is not adequate. There is a substantial unmet need for an efficacious oral agent as only a minority of these uncontrolled cases are treated with one indicated biologic (<28%), which does not fully relieve symptoms for most patients, likely in part due to impacting only IgE-dependent activation pathways.

Scientific Background

Our approach to treating CSU is to directly target mast cells which are the root cause of pathology in multiple diseases. Mast cells are tissue-resident immune cells (e.g., skin, lung or GI) that can be activated through various cell surface receptors, resulting in a signaling cascade that leads to degranulation and release of tryptase, histamine and other inflammatory mediators. This release of inflammatory mediators from mast cells and subsequent propagation of a type 2 inflammatory response has been implicated in multiple inflammatory diseases, including chronic urticaria, prurigo nodularis, eosinophilic esophagitis, asthma, and AD. Current therapies modulate only a small subset of either mast cell stimulants or the downstream mediators of inflammation that mast cells produce (e.g., antihistamines), but do not address the underlying cause of disease, as they do not directly affect mast cells themselves.

We are targeting mast cells by inhibiting KIT, a central regulator of mast cell development and activation. KIT provides pro-survival signals critical to mast cell survival and, therefore, the inhibition of KIT signaling leads to rapid mast cell inactivation and depletion through apoptosis, thereby directly reducing the quantity of mast cells available to drive pathology. Clinical proof of concept for this approach has been demonstrated with positive phase 2 data for an anti-KIT monoclonal antibody in CSU. Data suggest the potential for best-in-disease efficacy with the mechanism, and a reasonable safety profile.

Competitive Landscape

There are a number of different mechanisms being explored for the treatment of CSU, including inhibitors of IL-4R, IgE, Bruton’s tyrosine kinase, or BTK, SIGLEC-6, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early clinical development (Third Harmonic and Blueprint) or preclinical development (Arcus and Alivexis). There are two oral MRGPRX2 inhibitors in early clinical development for urticaria from Incyte (INCB000262 - Ph2 CSU and Ph1b chronic inducible urticaria (CIndU)) and Evommune (EVO756 - Ph2 CIndU), in addition to oral MRGPRX2 molecules in preclinical development (Septerna).

Our KIT program

We have a preclinical stage program to develop oral KIT inhibitors to treat CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral KIT inhibitors and, in the fourth quarter of 2024, we selected our lead development candidate, EPS-1421. This candidate demonstrates potent nanomolar activity in both binding and cellular function assays and is highly selective (>500x) for KIT versus other kinases. This inhibitor also demonstrates strong in vitro and in vivo ADME properties, with a good pharmacokinetic, or PK, profile across multiple preclinical species, and a low potential for drug-drug interactions. We expect to conduct scale-up activities and IND-enabling studies for this program in 2025.

Background and Overview of AD

AD is a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin, and has significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and impacted activities. The disease affects an estimated 7.3% of the US adult population and approximately 40% of those have moderate to severe disease. The majority (>90%) of moderate to severe patients are treated with an IL-4/IL-13 monoclonal antibody (e.g., DUPIXENT® (dupilumab)) despite modest efficacy, while a minority (<10%) are treated with an oral janus kinase, or JAK inhibitor (e.g., RINVOQ® (upadacitinib)) due to safety concerns (black box warning for serious infections, mortality, malignancy, MACE, and thrombosis). Thus, there is a significant need for an efficacious and safe oral agent.

Scientific Background

Dysregulation of the Th2 immune response drives many allergic and autoimmune diseases, including AD and asthma, which is characterized by an overproduction of IL-4 and IL-13. STAT-6 is a transcription factor predominantly expressed in immune and epithelial cells that is responsible for IL-4/IL-13 signaling, which results in a Th2 dominant phenotype. Evidence for STAT6 as a key driver of AD and asthma is the presence of STAT6 gain-of-function variants resulting in severe AD and STAT6 loss-of-function variants protect against type 2 high asthma. Furthermore, clinical validation of this pathway exists in a number of immunology indications from anti-IL-4/13 monoclonal antibodies and JAK inhibitors, which block the IL-4/13 signaling pathway. Our STAT6 inhibitor program offers the potential for an “oral Dupixent”, as it directly blocks IL-4/IL-13 signaling, reduces inflammation in Th2 driven preclinical models and no oral therapies selectively targeting this pathway are currently available.

Competitive Landscape

The moderate-severe AD treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT® (dupilumab) and ADBRY® (tralokinumab-ldrm)), with JAK inhibitors (e.g., RINVOQ® (upadacitinib) and CIBINQO® (abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including inhibitors of MRGPRX2, IRAK4, STAT6, RASP and PKM2. The latest stage oral assets are in Ph2 (Incyte MRGPRX2 – Ph2a; Sanofi/Kymera IRAK4 – Ph2). For STAT6 inhibitors specifically, companies with oral assets in development include Kymera (KT-621 – Phase 1) and Sanofi/Recludix (preclinical).

Our STAT6 program

We have a discovery stage program to develop oral STAT6 inhibitors to treat AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral STAT6 inhibitors, which are being optimized in the discovery stage. Our prototype inhibitors demonstrate potent activity and high selectivity for STAT6 over other STATs in both biochemical and cellular assays. Our prototype inhibitors also demonstrate systemic in vivo target engagement after ex vivo IL-4 stimulation. We are continuing to evaluate multiple compounds in preclinical studies. We expect to conduct lead optimization activities in this program in 2025.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $3.2 billion in 2023. Through the first nine months of calendar 2024, reported worldwide net sales were $2.3 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

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

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $924 million through September 30, 2024. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

If we terminate the agreement for cause or AbbVie terminates without cause, any licenses and other rights granted to AbbVie will terminate and AbbVie will be deemed to have granted us (i) a non-exclusive, perpetual, fully paid, worldwide, royalty-free license, with the right to sublicense, under AbbVie’s intellectual property used in any product candidate and (ii) an exclusive (even as to AbbVie), perpetual, fully paid, worldwide, royalty-free license, with the right to sublicense, under AbbVie’s interest in joint intellectual property rights to develop product candidates resulting from covered compounds and to commercialize any products derived from such compounds. Upon our request, AbbVie will also transfer to us all rights, title and interest in any related product trademarks, regulatory filings and clinical trials.

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

Other Programs for Out-Licensing in Virology

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

Competitive Landscape

For COVID, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). There are no oral direct acting antivirals for the treatment of SARS-CoV-2 in late-stage global clinical trials.

EDP-235, Our Lead, Oral, 3CL Protease Inhibitor

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

EDP-514

Our lead clinical candidate for the treatment of chronic infection with HBV is EDP-514, a core inhibitor that displays potent anti-HBV activity in vitro at multiple points in the HBV lifecycle. Two Phase 1b studies of EDP-514 demonstrate the compound is safe with strong antiviral activity in two different chronic HBV patient populations – those who have a high viral load and those who are on a treatment with a nucleoside reverse transcriptase inhibitor. Our goal has been to develop a combination therapy approach, including existing approved treatments such as a nucleoside reverse transcriptase inhibitor, or NUC, with EDP-514 and one or more other mechanisms, which could lead to a functional cure for patients with chronic HBV infection. Advancement of this program is dependent upon our accessing another compound that could be developed with EDP-514 for such a treatment regimen.

Drug Discovery

We have internally discovered all of the compounds in our research and development programs. Our scientists have expertise in the areas of medicinal chemistry, molecular virology, pharmacology, and toxicology with highly developed sets of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of small molecule drugs with an emphasis on virology and immunology indications.

We focus on virology and immunology indications representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those disease indications takes into consideration the experience and expertise of our scientific team and includes our ability to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo research models of antiviral or antibacterial efficacy.

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

Competition

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target HCV, RSV, SARS-CoV-2, HBV, CSU, AD and other virology and immunology indications that we may target now or in the future.

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

RSV, COVID-19, HBV, CSU, and AD represent competitive therapeutic areas. For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences, Gilead and Shionogi all have compounds in clinical development. There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (BEYFORTUS®) and Merck (clesrovimab – Phase 3 complete) are developing long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive immunity to infants. Sanofi is also evaluating a vaccine in infants and toddlers (RSVt vaccine – Phase 3). There are also two approved RSV vaccines for adults over 60 years of age (Pfizer/ABRYSVO® and Moderna/mRESVIA®) and one approved RSV vaccine for adults over 50 years of age (GSK/AREXVY®).

For COVID, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). There are no oral direct acting antivirals for the treatment of SARS-CoV-2 in late-stage global clinical trials.

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

For CSU, there are a number of different mechanisms being explored, including inhibitors of IL-4R, IgE, BTK, SIGLEC-6, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early Phase 1 development (Third Harmonic and Blueprint) or preclinical development (Arcus and Alivexis).

For AD, the moderate-severe AD treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT® (dupilumab) and ADBRY®(tralokinumab-ldrm)), with JAK inhibitors (e.g., RINVOQ®(upadacitinib) and CIBINQO® (abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including inhibitors of MRGPRX2, IRAK4, STAT6, RASP and PKM2. The latest stage oral assets are in Ph2 (Incyte MRGPRX2 – Ph2a; Sanofi/Kymera IRAK4 – Ph2). For STAT6 inhibitors specifically, companies with oral assets in development include Kymera (KT-621 - Phase 1) and Sanofi/Recludix (preclinical).

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

Each of our major research and development programs for RSV as well as our out-licensed products for HCV and our SARS-CoV-2 and HBV assets, typically has several pending patent claims and issued patents in the program area containing claims to compounds, methods of use and processes for synthesis. However, only a few of the issued patents and/or pending patent applications cover the lead product candidates in a given program. We also have patent applications pending for earlier stage immunology programs.

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

HCV NS3 Protease Inhibitor Program. The patent portfolio directed to the HCV protease inhibitor program with AbbVie includes U.S. patents and foreign patents, as well as pending applications. The issued U.S. composition-of-matter patent covering paritaprevir is expected to expire in 2031. The issued U.S. composition-of-matter patent covering glecaprevir is expected to expire in 2032. AbbVie is a joint owner of a number of patents and patent applications. AbbVie also has rights to some or all of these patents and patent applications pursuant to its collaboration agreement with us.

We may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds. Because patents have a limited life, which usually begins to run well before the first commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions in the United States and in a number of European and other countries, compensating in part for delays in obtaining marketing approval, but we cannot be certain we will obtain such extensions.

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

Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, state attorney generals and state and local governments.

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

Ten states have not implemented the provisions of the ACA that involve the expansion of Medicaid eligibility to low-income adults. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted, and other judicial challenges to the ACA are pending in the lower courts.

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

The IRA also requires manufacturers, beginning in 2023, to rebate the Medicare program for Medicare utilization of Part B and Part D drugs that have price increases faster than the rate of inflation. The benchmark to which price increases are compared varies depending on the drug. Although manufacturers are generally familiar with inflation rebates under the Medicaid program, where they have existed for decades, the IRA represents the first time that the Centers for Medicare and Medicaid Services, or CMS, has extended inflation rebates to the Medicare program.

The IRA also redesigns the Medicare prescription drug benefit in several important ways, beginning in calendar year 2024. First, the IRA places an annual out-of-pocket cap on Medicare beneficiary cost sharing amounts, which will take effect in calendar year 2025 before the full benefit redesign. Previously, beneficiaries’ out-of-pocket costs were uncapped, even if heavily subsidized. Second, the IRA requires that manufacturers share in the cost of prescription drugs throughout the prescription drug benefit, beginning in calendar year 2025. Previously manufacturers only needed to offer discounted pricing for a single phase of the prescription drug benefit. As described above, in calendar year 2025, the IRA introduces a new $2,000 out-of-pocket maximum in the Part D program for beneficiaries. Finally, the IRA shifts the majority of liability in the “catastrophic phase”—the phase of the prescription drug benefit that only the costliest of Medicare beneficiaries enter—to the private Part D plans, thereby encouraging them to better manage costs. Previously, the Federal government incurred the vast majority of liability during the catastrophic phase. Together, these changes to the Medicare prescription drug benefit will create new pricing dynamics for payers and manufacturers.

The United States Congress is also considering legislation that would dramatically reform the business model of the pharmacy benefit management, or PBM, industry. In general, the principal PBM business model relies on rebate payments from pharmaceutical manufacturers to PBMs (acting as agents of insurers) in exchange for administrative tasks such as formulary development, development of pharmacy networks, and plan benefit design. The proposed legislation would replace the rebate model with a model that relies on up-front discounts and would potentially significantly alter the relationship between manufacturers and PBMs.

As noted above, state legislatures are also increasingly considering and adopting laws that exert greater influence over the price of prescription drugs. In recent years, many states have passed cost transparency and pharmaceutical pricing laws. These laws often require manufacturers to report certain product information or other financial data to the state. States are expected to continue their focus on pharmaceutical pricing and will increasingly move to more aggressive price control tools such as Prescription Drug Affordability Boards that have the authority to conduct affordability reviews and establish upper payment limits.

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

Research and Development

Our research and development expenses were $131.5 million, $163.5 million and $164.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

Our Corporate Information

We are a Delaware corporation, incorporated in 1995. Our principal executive offices are located at 4 Kingsbury Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 607-0800. Our web site address is http://www.enanta.com.

Segment Information

We provide segment information in Note 2 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Human Capital Resources

As of September 30, 2024, we had 131 full-time employees, 65 of whom hold Ph.D. or M.D. degrees and an additional 30 of whom hold a master's degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as the number of biotechnology and pharmaceutical companies in the Boston area has increased, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

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

Accordingly, we will need to obtain additional funding to support our operations. Additional funds may not be available if and when we need them, on terms that are acceptable to us, or at all. Our ability to raise funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates.

Our revenues are dependent upon royalty revenues derived from AbbVie’s net sales of its MAVYRET/MAVIRET regimen for HCV, which includes our protease inhibitor, glecaprevir. If AbbVie is unable to maintain sales of this regimen at or above current levels of sales, our royalty revenues, as well as our retained cash portion of royalties, will be adversely affected.

AbbVie’s MAVYRET/MAVIRET regimen continues to be a leading HCV treatment in the U.S. and several market geographies in developed countries where it is approved. While commercialization of this regimen is exclusively in AbbVie’s control without any required input from us, we believe it is possible that prices will decline further due to payors obtaining additional discounts or competitive market dynamics. For example, the states of Louisiana and Washington have negotiated a blanket price for one of the HCV drug companies to treat all patients in one or more state programs (e.g., Medicaid). Gilead has been awarded the contract in Louisiana and other states and AbbVie has been awarded the contract in Washington and other states. In addition, Gilead has been able to access the Medicaid market at a lower price point to build its market share by using an authorized generic version of its HCV regimen branded as Epclusa®. It is unknown whether these programs or other programs that states may adopt could have any further impact on MAVYRET/MAVIRET sales. There may also be fluctuations in AbbVie’s market share over time due to these and other competitive actions by Gilead.

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

We and AbbVie face substantial competition in the markets for HCV drugs, and there are many companies developing potential therapies for RSV and other viral infections, as well as for CSU, AD and other immunology diseases, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral infections, including HCV, RSV and immunology diseases, including CSU and AD, as well as SARS-CoV-2 and HBV assets and other viral infections or diseases that we may target in the future. Many of our competitors have substantially greater commercial infrastructure and greater financial, technical and personnel resources than we have, as well as drug candidates in late-stage clinical development.

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

RSV, CSU and AD, as well as COVID-19 and HBV, represent competitive therapeutic areas.

For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and Shionogi have compounds in clinical development.

There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (BEYFORTUS®) and Merck (Clesrovimab – Phase 3 complete) are developing long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive immunity to infants. Sanofi is also evaluating a vaccine in infants and toddlers (RSVt vaccine – Phase 3). There are also two approved RSV vaccines for adults over 60 years of age (Pfizer/ABRYSVO® and Moderna/Mresvia®) and one approved RSV vaccine for adults over 50 years of age (GSK/AREXVY®).

For CSU, there are a number of different mechanisms being explored, including inhibitors of IL-4R, IgE, BTK, SIGLEC-6, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early clinical or preclinical development, including Third Harmonic, Blueprint, Arcus, and Alivexis.

For AD, the moderate-severe atopic dermatitis treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT® (dupilumab) and ADBRY® (tralokinumab-ldrm)), with JAK inhibitors (e.g., RINVOQ® (upadacitinib) and CIBINQO® (abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including inhibitors of MRGPRX2, IRAK4, STAT6, RASP and PKM2. The latest stage oral assets are in Ph2 (Incyte MRGPRX2 – Ph2a; Sanofi/Kymera IRAK4 – Ph2). For STAT6 inhibitors specifically, companies with oral assets in development include Kymera (KT-621 – Phase 1) and Sanofi/Recludix (preclinical).

In the chronic HCV market, we expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved HCV products. AbbVie’s MAVYRET/MAVIRET regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA for specified sofosbuvir treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC, which have had an impact on the competitive landscape. For example, the state of Louisiana selected Asegua as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication.

Other competitive products in the form of other treatment methods or a vaccine for HCV may render MAVYRET/MAVIRET obsolete or noncompetitive. MAVYRET/MAVIRET will face competition based on its safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If MAVYRET/MAVIRET faces competition from generic products other than authorized generic versions by the manufacturer of the branded product (e.g., Gilead and Asegua Therapeutics), our collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, including any generic products, our business will not grow and our financial condition, operations and stock price will suffer.

For COVID, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). There are no oral direct acting antivirals for the treatment of SARS-CoV-2 in late stage global clinical trials.

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

AbbVie has been responsible for all of the clinical development of our HCV protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late-stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for the development of our independent RSV programs, we will need to successfully:

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

If we are not successful in developing zelicapavir or EDP-323, or discovering and developing KIT and STAT6 inhibitors, or in obtaining a partner to advance EDP-235 or EDP-514, or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, and Scott T. Rottinghaus, M.D., our Senior Vice President and Chief Medical Officer, as well as other employees and consultants. Although none of Drs. Luly, Or, or Rottinghaus has informed us to date that he expects to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

Clinical testing is expensive and, depending on the stage of development, can take a substantial time period to complete. Its outcome is inherently uncertain, and failure can occur at any time during clinical development. None of our product candidates in our pipeline, other than glecaprevir, which was clinically developed by AbbVie, has yet to advance beyond Phase 2 clinical trials. Any ongoing or future clinical trials of our product candidates may fail to demonstrate sufficient safety and efficacy. Moreover, regulatory and administrative delays for any product candidate in our pipeline may adversely affect our or any future collaborator’s clinical development plans and jeopardize our or any future collaborator’s ability to attain product approval, commence product sales and compete successfully against other therapies.

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
•
the broader impact of COVID-19 and other viruses on the incidence of RSV;
•
seasonality and variations in the incidence of infection year to year (e.g., RSV) affecting enrollment in clinical trials;
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

Zelicapavir or EDP-323, or any other product candidate emerging from our current research programs, may have undesirable side effects which may delay or prevent marketing approval or, if approval is received, require our product candidate to be taken off the market, require us to include safety warnings or otherwise limit sales.

In our RSV program, we are developing inhibitors of the N-protein and L-protein. No inhibitor of the RSV N- or L-protein has progressed beyond a Phase 2 clinical trial, so we are not yet able to assess the potential liabilities of an N-protein or L-protein inhibitor in large scale studies or in the general population. In addition, the principal target populations in RSV, namely infants, the elderly, and the immunocompromised, represent sensitive or high-risk patient populations that could be more prone to adverse effects of therapy.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of any product we may develop.

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

We cannot be assured that, after spending substantial time and resources, we will obtain regulatory approvals in any desired jurisdiction. Even if we were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Significant clinical trial delays could allow our competitors to obtain marketing approval before we do or could in effect shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, it may ultimately not be possible to achieve the prices intended for our product candidates. In many foreign countries, including those in the European Union, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and our business.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, several states have not implemented the provisions of the ACA that involve the expansion of Medicaid-eligibility for low-income adults. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. We cannot predict what effect any legislation may have on us or on AbbVie’s sales of MAVYRET/MAVIRET. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Most recently, the Inflation Reduction Act of 2022, or IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services, or DHHS, to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs selected in August 2023, and the first year of maximum price applicability to begin in calendar year 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending beginning in calendar year 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the royalty revenue we receive from MAVYRET/MAVIRET or revenue from any of our drug candidates, if approved for commercial use, in the future. If any further healthcare reform measures adopted in the future result in additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET, this would adversely affect our future revenues, and the price of our common stock could be materially adversely affected.

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

Zelicapavir, EDP-323, and any other product candidate that we may develop in the future, whether as part of a combination therapy or as a monotherapy, are subject to market acceptance among physicians, healthcare payors, patients and the medical community. The degree of market acceptance of any product candidate for which we obtain approval for commercial sale, will depend on a number of factors, including:

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

We may seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of one or more of our product candidates. For example, our continued development of EDP-235 and EDP-514 are dependent on establishing collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other product collaborations or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish product collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such product collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

A portion of our research and a portion of our manufacturing of certain key intermediates used in the manufacture of the active pharmaceutical ingredients for our product candidates takes place in China through third-party researchers and manufacturers. A significant disruption in the operation of those researchers or manufacturers, or a trade war, geopolitical unrest, legislation (such as the proposed BIOSECURE Act), sanctions or other regulatory requirements, or an epidemic in China, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemic or other cause, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early-stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China or the series of so-called “lock-downs” in China when strict quarantine requirements were imposed on large population areas in response to new incidents of COVID infection. Our contract manufacturers in China, which are not located in the Wuhan region, managed to avoid any material delays in their ability to deliver API and other services through extraordinary efforts, including temporarily housing staff in the manufacturing facility. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, geopolitical unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. In addition, our contract manufacturers and researchers in China may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us or delay or prevent the procurement or supply of such material. Any of these matters could materially and adversely affect our business and results of operations despite our ongoing efforts to mitigate these risks. For example, the recently proposed BIOSECURE Act that was passed by the U.S. House of Representatives in September 2024, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We rely on third parties to monitor, support, conduct and/or oversee clinical trials of our product candidates that we develop independently and, in some cases, to maintain regulatory files for those product candidates. If we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, if geopolitical unrest disrupts activity at a number of our clinical trial sites, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to conduct our clinical trials in a timely manner, obtain regulatory approval for, or commercialize, our product candidates.

We rely on CROs, hospitals, clinics, academic institutions and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. We also rely on third parties to perform clinical trials of our product candidates if and when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms or engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. Additionally, although no situations to date have caused a significant disruption in our clinical trial operations, geopolitical unrest or a pandemic could disrupt a number of our clinical trial sites and cause one or more of our clinical trials to be delayed. In the case of zelicapavir, we paused recruitment and dosing as a result of the COVID-19 pandemic in March 2020, but we were able to resume the studies in July 2020. The pause in these studies, as well as the absence of RSV in the population generally, delayed enrollment of these studies, and it is uncertain whether any of our other ongoing studies may be subject to further disruptions. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court, including as a result of counterclaims filed against us in connection with our efforts to enforce our intellectual property rights against third parties.

Despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology, any of our intellectual property rights could be challenged or invalidated. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable, as has been asserted by Pfizer in our patent infringement suit regarding Paxlovid, Pfizer’s antiviral treatment for COVID-19. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or the applicable foreign counterpart, or made a misleading statement, during prosecution. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, other than in litigation like the Pfizer case, which does not cover EDP-235, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Any loss of patent protection could have a material adverse impact on one or more of our product candidates and our business.

Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly, as has been and may continue to be the case with the Pfizer suit, and may divert the efforts of our scientific and management personnel.

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
•
the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States (e.g., in March 2022, the Russian government adopted a decree allowing Russian local entities and individuals to use inventions, utility models and industrial designs held by owners from “unfriendly states” without the consent from the owner and liability for compensation), or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•
the patents of others may have an adverse effect on our business, for example, by preventing us from marketing one or more of our product candidates for one or more indications.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination therapies, is alleged to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability.

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
•
a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our internal computer systems, or those of our collaborator, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies, the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors as well as remote working for many businesses. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security breaches.

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
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and
•
analogous anti-kickback, fraud and abuse and healthcare laws and regulations states, as well as in foreign countries.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From October 1, 2019 through September 30, 2024, the daily closing price of our common stock on the NASDAQ Global Select Market has ranged from $8.18 to $97.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024 we had 21.2 million shares of common stock outstanding. In addition, as of September 30, 2024, we had 5.2 million and 0.6 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $6.4 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Our ability to utilize future net operating loss carryforwards (“NOLs”) generated as well as research and development tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code (“IRC”) or applicable state tax law. The Section 382 limitations apply if an “ownership change” occurs. Generally, an ownership change results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period. We have evaluated whether one or more ownership changes under Section 382 have occurred since our inception and have determined that there have been such changes through September 30, 2022. Although we believe that these ownership changes have not resulted in material limitations on our ability to utilize existing NOL carryforwards and research and development tax credit carryforwards, our ability to utilize future NOLs and research and development tax credit carryforwards may be limited due to future ownership changes or for other reasons. As a result, we may not be able to take full advantage of NOL carryforwards and research and development tax credit carryforwards for U.S. federal and state income tax purposes.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

As of March 31, 2024, we qualified as a “smaller reporting company,” as defined in the Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports.

We will remain a smaller reporting company so long as, as of March 31 of the preceding year, (i) the market value of our common stock held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. For so long as we are a smaller reporting company and are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions. Cash held in depository accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, access to our cash in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements encounter liquidity constraints or failures. Any future limitation on timely access to our funds or any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operating expenses or make other payments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We have continued to invest in an evolving state-of-the-art cybersecurity framework of tools, processes, training, and people designed to efficiently assess, identify, and remediate material risks that could affect business operations, financials, or public reputation. Our multi-layered approach to cybersecurity involves regular network monitoring, vulnerability scanning, advanced threat detection, and incident response capabilities against recognized cyber threats to our business and stakeholders, including ransomware, data breaches and insider threats. We regularly update our security measures, as necessary, to ensure we address all new threats and technologies, using the National Institute of Standards and Technology (“NIST”) Framework as a guide, when appropriate and relevant to our business.

As further protections, we utilize encryption, access control mechanisms and secure cloud infrastructures, and we invest in extensive user training. All users regularly undergo updated cybersecurity awareness training in an ongoing effort to reduce the risk of human error contributing to any potential security incidents. All users are also subject to simulated phishing emails with real time feedback for a more continuous layer of training.

We have retained a seasoned virtual Information Security Officer (“vISO”) to assist and guide our IT organization in maintaining and evolving a comprehensive and robust cyber security environment. Monthly meetings review all facets of our current status against appropriate NIST standards, review any incidents, and review the results of ongoing simulated phishing exercises to identify certain users who may need extended training. In addition, as part of our annual security review, we hire a third-party network penetration testing firm to provide simulated probing and subsequent reporting. We use the results of these annual tests to improve the strength and flexibility of our network’s security.

Our Incident Response Plan (“IRP”) has evolved with our cyber environment and consists of a set of state-of-the-art-tools capable of monitoring, reporting and alerting, as well as regular reviews. The IRP also sets forth guidelines on how to triage, assess the severity and materiality of findings, and remediate and escalate findings to upper management in a timely manner, as necessary. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage. However, such insurance may not be sufficient to cover us against all possible claims related to security breaches, cyber-attacks and other related breaches. Our current environment contains no known risks from cybersecurity threats that could materially impact our business operations, financials, or public reputation.

Cybersecurity Governance and Oversight

The Board of Directors has assigned the Audit Committee to be responsible for reviewing our cybersecurity risk management and strategy program and is presented, at least annually, with a review of our environment and reported incidents. Part of our IRP also calls for the elevation of any necessary incidents to upper management in a timely manner whenever they occur.

We have also formed a steering committee, composed of IT staff and relevant business leaders responsible for the Company’s material information, including commercially sensitive data. The goals of this steering committee include overseeing our annual material risk assessment and documenting and reporting to senior management. The steering committee also reviews changes to procedural and other controls. We have also formed a risk register subcommittee to review and formally discuss any critical risks identified during our vISO annual assessment of our cyber environment.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Watertown, Massachusetts, where we lease approximately 73,000 square feet of office and laboratory space under the 4 Kingsbury Avenue Agreement. We also lease approximately 38,000 square feet of additional office space located at 400 Talcott Avenue in Watertown, Massachusetts. Both property leases expire in September 2034.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholder Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ENTA” since March 21, 2013 and we had 17 stockholders of record as of November 12, 2024. The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the fiscal years ended September 30, 2024 and 2023:

	Fiscal 2024
	High	Low
First Quarter	$11.07	$8.08
Second Quarter	$17.76	$9.24
Third Quarter	$17.80	$11.28
Fourth Quarter	$17.24	$9.90

	Fiscal 2023
	High	Low
First Quarter	$54.20	$39.60
Second Quarter	$62.06	$38.16
Third Quarter	$41.45	$19.91
Fourth Quarter	$22.15	$11.03

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2019 through September 30, 2024 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Enanta Pharmaceuticals, Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

Enanta Pharmaceuticals, Inc. (ENTA)
Nasdaq Biotechnology (NBI)
Nasdaq Composite (COMP)
$250
$200
$150
$100
$50
$-
9/30/2019
3/31/2020
9/30/2020
3/31/2021
9/30/2021
3/31/2022
9/30/2022
3/31/2023
9/30/2023
3/31/2024
9/30/2024

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology.

Virology

We discovered glecaprevir, the second of two antiviral protease inhibitors discovered and developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and leading cause of U.S. hospitalization in young children and a significant cause of respiratory illness in older adults, with estimates suggesting that on average each year RSV leads to three million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65.

We also have development programs in virology for the following disease targets:

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

Immunology

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of inflammatory disease by targeting key mechanisms of immune response. Our initial focus has been on mechanisms involved in an overactive type 2 immune response, which is the reaction of the body's immune system when the body detects infections or allergens and sends out immune cells to fight them. An overactive response is a primary driver of a number of inflammatory diseases.

Our initial immunology targets involve the following mechanisms of immune response:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell activity; and
•
STAT6, a transcription factor uniquely responsible for interleukin-4 (IL-4)/interleukin-13 (IL-13) cell signaling, the factors that play important roles in regulating the responses of lymphocytes, myeloid cells, and non-hematopoietic cells within the immune system.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our immunology drug development efforts on the following disease indications:

•
Chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75-3.5 million people with this condition at any given time in the U.S. alone; and
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom ~40% have moderate to severe disease.

As of September 30, 2024, we had $248.2 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2024, as well as the cash flows from our retained portion of future HCV royalties will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2027.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology and immunology.

RSV. In virology, we have two clinical stage product candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both of these compounds are replication inhibitors that work by shutting down replication and the production of new virions, as opposed to the other mechanism in development of fusion inhibition that only blocks viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein for both major subgroups of RSV, referred to as RSV-A and RSV-B. Zelicapavir is being studied in two Phase 2 studies, each in a different high risk patient population. EDP-323, which also has a Fast Track designation from the FDA is an inhibitor of the RSV L-protein for both major subgroups of RSV that has recently completed a Phase 2 challenge study.

•
Zelicapavir - N-protein Inhibitor Candidate: We have studied zelicapavir in two Phase 2 studies that were designed to be proof-of-concept and exploratory studies in otherwise healthy young adults (not at high-risk for serious outcomes with RSV) to understand the viral response in the context of RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on its growing safety profile, we are continuing to evaluate zelicapavir in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need:
o
Pediatric Study of Zelicapavir: RSVPEDs is a Phase 2 study of zelicapavir in 96 pediatric patients, aged >28 days to <36 months. This dose-ranging, randomized, double-blind, placebo-controlled study, is evaluating multiple ascending doses for five days in two age cohorts to determine safety, tolerability, and pharmacokinetics, as well as a second part evaluating antiviral activity at the selected dose. In August 2024, we announced completion of enrollment of the RSVPEDs study. We anticipate reporting topline data in December 2024.
o
High-Risk Adults Study of Zelicapavir: We also have an ongoing Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms. Enrollment is progressing and we are targeting enrollment completion in the current Northern Hemisphere RSV season with topline data expected in 2025.
•
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is a novel oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations. In September 2024, we announced positive topline results for EDP-323 in a Phase 2a challenge study of healthy adults infected with RSV. Treatment with EDP-323 achieved highly statistically significant (p=<0.0001) reductions in both viral load and clinical symptoms compared to placebo. Overall, EDP-323 was generally well tolerated and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-323.

COVID-19. We leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We selected EDP-235, an oral inhibitor of the coronavirus 3CL protease, also referred to as 3CLpro or the main coronavirus protease, or Mpro, for clinical development. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma.

•
SPRINT Study of EDP-235: In May 2023, we reported topline results from a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease, which was the only study population permitted by the FDA. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated.
o
A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose.
o
An analysis of a subset of six symptoms showed a two-day shorter time (5 days to 3 days) to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01).
o
No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population.
o
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

Immunology. We are designing and developing highly potent and selective, oral, small molecule inhibitors targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical stage program to develop oral KIT inhibitors to treat CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral KIT inhibitors, which are in preclinical development. In the fourth quarter of 2024, we selected our lead development candidate, EPS-1421. This candidate demonstrates potent nanomolar activity in both binding and cellular function assays and is highly selective for KIT versus other kinases. This inhibitor also demonstrates strong in vitro and in vivo ADME properties. We expect to conduct scale-up activities and IND-enabling studies for this program in 2025.
•
STAT6 Inhibitors. We have a discovery stage program to develop oral STAT6 inhibitors for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral STAT6 inhibitors, which are being optimized in the discovery stage. Our prototype inhibitors demonstrate potent activity and high selectivity for STAT6 over other STATs in both biochemical and cellular assays. Our prototype inhibitors also demonstrate systemic in vivo target engagement after ex vivo IL-4 stimulation. We are continuing to evaluate multiple compounds in preclinical studies. We expect to conduct lead optimization activities in this program in 2025.

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

**Continued development dependent on partnering.

***Initial indications. Potential future indications include asthma, chronic inducible urticaria (CIndU), eosinophilic esophagitis (EoE), prurigo nodularis (PN) and others.

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

For accounting purposes, we continue to record 100% of HCV royalties earned under the AbbVie agreement as royalty revenue in our consolidated statements of operations. The $200.0 million received in April 2023 was recognized on our consolidated balance sheets as a liability, which will be reduced by the payments made to OMERS over the term of the Agreement. We recognize imputed interest expense over the life of the royalty sale agreement based on our estimated future MAVYRET/MAVIRET royalties.

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. As of the date of this report, we are conducting two Phase 2b studies of zelicapavir and have recently completed a Phase 2a human challenge study of EDP-323, both of which are in our virology program. We also are conducting preclinical discovery research efforts in immunology .

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not conduct any further development of EDP-235 into Phase 3 studies and we made important adjustments to reduce our spending significantly in 2024.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2024, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2027.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV. During the year ended September 30, 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the years ended September 30, 2024, 2023, and 2022:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Revenue
Royalty revenue	$67,635	$78,204	$86,160
License revenue	—	1,000	—
Total revenue	$67,635	$79,204	$86,160

As disclosed above regarding our OMERS royalty sale agreement, we only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we will not conduct any further development of EDP-235 into Phase 3 studies and we made important adjustments to reduce our spending significantly in 2024. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include allocated facility-related costs not otherwise included in research and development expenses, directors’ and officers’ liability insurance premiums, professional fees for auditing, tax, and legal services, patent expenses and litigation expenses associated with prosecuting our patent infringement suit.

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

Results of Operations

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Revenue	$67,635	$79,204	$86,160
Research and development	131,476	163,524	164,522
General and administrative	57,850	52,887	45,482
Interest expense	(10,940)	(5,148)	—
Interest and investment income, net	14,770	11,360	1,573
Change in fair value of Series 1 nonconvertible preferred stock	73	—	83
Income tax benefit (expense)	1,743	(2,821)	433
Net loss	$(116,045)	$(133,816)	$(121,755)

Comparison of the Years Ended September 30, 2024 and 2023

Revenue

We recognized revenue of $67.6 million and $79.2 million during the years ended September 30, 2024 and 2023, respectively. The decrease in revenue year-over-year was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2023.

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

Research and development expenses

	Years Ended September 30,
	2024	2023
	(in thousands)
R&D programs:
Virology
RSV	$86,367	$78,120
COVID-19	4,625	66,082
HBV	371	6,974
Total Virology	$91,363	$151,176
Immunology
KIT	19,822	—
STAT6	4,691	—
Total Immunology	$24,513	$—
Other Programs
NASH	605	4,095
Early discovery	14,995	8,253
Total Other Programs	$15,600	$12,348

Total research and development expenses	$131,476	$163,524

Research and development expenses for the year ended September 30, 2024 decreased by $32.0 million compared to the same period in 2023.

Virology

The costs in our virology program decreased by $59.8 million primarily due to a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of a collaboration. The decrease was offset by an increase in costs for our RSV clinical programs as we had two ongoing Phase 2b studies of zelicapavir and initiated and completed a challenge study for EDP-323 during the fiscal year ended September 30, 2024. Costs associated with HBV decreased as we continued to wind down this program pending our identification of a potential partnering compound for EDP-514.

Immunology

The costs in our immunology programs increased by $24.5 million as this is a new therapeutic area of focus for the company.

Other Programs

Other program costs increased by $3.3 million as we focused on early-stage drug discovery programs, offset by a decrease in costs for our NASH program as we continued to wind down this program.

General and administrative expenses

General and administrative expenses increased by $5.0 million for the year ended September 30, 2024, compared to the same period in 2023, due to an increase in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $5.8 million for the year ended September 30, 2024, as compared to the same period in 2023, due to the timing of the royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, increased by $3.4 million for the year ended September 30, 2024, as compared to the same period in 2023. The increase was due to an increase in average invested cash due to receipt of $200.0 million from OMERS in April 2023 as well as changes in interest rates year over year.

Income tax benefit (expense)

During the year ended September 30, 2024 we recorded an income tax benefit of $1.7 million representing interest recorded on a pending federal tax refund. The income tax expense during the year ended September 30, 2023 was driven by the receipt of $200.0 million from the royalty sale agreement, which was taxable for federal and state purposes and partially offset by utilization of federal net operating losses and research and development tax credit carryforwards as well as a deduction for foreign derived intangible income.

Comparison of the Years Ended September 30, 2023 and 2022

For a discussion of our results of operations for the year ended September 30, 2023, as compared to the year ended September 30, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended September 30, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At September 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $248.2 million.

The following table shows a summary of our cash flows:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$(78,764)	$(103,154)	$(84,782)
Investing activities	58,235	(53,578)	54,897
Financing activities	(27,626)	198,126	20,033
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,155)	$41,394	$(9,852)

Net cash used in operating activities

Cash used in operating activities was $78.8 million for the year ended September 30, 2024 as compared to cash used in operating activities of $103.2 million for the same period in 2023. The decrease in cash used in operating activities was primarily driven by lower research and development payments, offset by lower cash receipts associated with our AbbVie agreement as we now only retain 45.5% of cash royalties following the royalty sale agreement with OMERS.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $58.2 million for the year ended September 30, 2024 as compared to cash used in investing activities of $53.6 million for the same period in 2023. Our cash provided by investing activities increased $111.8 million, driven by timing of purchases, sales and maturities of marketable securities in 2024 compared to 2023. This increase was partially offset by increased capital expenditures in fiscal 2024 for the buildout of our new office and laboratory space at 4 Kingsbury Avenue.

Net cash provided by (used in) financing activities

Cash used in financing activities was $27.6 million for the year ended September 30, 2024 as compared to cash provided by financing activities of $198.1 million for the same period in 2023. Our cash used in financing activities decreased $225.8 million, driven primarily by the timing of receipt of $200.0 million from OMERS for our royalty sale agreement executed in April 2023.

Year Ended September 30, 2023

For a discussion of our cash flows for the year ended September 30, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Funding Requirements

As of September 30, 2024, we had $248.2 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2024, as well as the cash flows from our retained portion of future HCV royalties will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2027. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

Facility Leases

As of the date of this report, we lease space in Watertown, Massachusetts, under three separate lease agreements with one landlord.

In May 2022, we entered into a ten-year lease for new laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles at 4 Kingsbury Avenue since our lease for office and laboratory space at 500 Arsenal Street was to expire on September 1, 2027. The construction of the facility shell was completed and we gained access to the building to construct tenant improvements during the three months ended March 31, 2024. Upon gaining access to the 4 Kingsbury Avenue building, we capitalized a right-of-use asset and lease liability of approximately $32 million on our consolidated balance sheets which reflects our fixed base rent payments, net of approximately $15 million of a tenant improvement allowance provided by the landlord, over the 10-year term of the lease. The 4 Kingsbury Avenue lease ends September 30, 2034.

In conjunction with the commencement of our lease at 4 Kingsbury Avenue during the three months ended March 31, 2024, we adjusted our 500 Arsenal Street lease liability to shorten the expiration date from September 2027 to the date the 4 Kingsbury Avenue building became ready for our occupancy. This resulted in a decrease in the lease liability and right-of-use asset on our consolidated balance sheets by approximately $9.0 million. The rent commencement date for our 4 Kingsbury Avenue lease was September 12, 2024, and we moved into the space in November 2024 at which time our lease at 500 Arsenal Street expired.

The second lease for office space located at 400 Talcott Avenue commenced on September 24, 2018 for a term of six years. In May 2022, we amended this lease to expand the rented space and extend the lease term through June 1, 2034. We spent approximately $6.3 million in capital expenditures for the additional space, which primarily relate to tenant improvements. We received a tenant improvement allowance from the landlord of $2.5 million. In July 2024, we amended our lease agreement to confirm alignment with the lease end date of our 4 Kingsbury Avenue lease at September 30, 2034.

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $8.7 million in 2025, $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, and $50.6 million thereafter.

Preferred Stock

As of September 30, 2024, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.4 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of September 30, 2024. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term marketable securities of $248.2 million and $369.9 million at September 30, 2024 and 2023, respectively, which consisted of cash, money market funds, corporate bonds, commercial paper and treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development, we will conduct clinical trials and clinical manufacturing outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2024 and 2023, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2024, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference to the discussion responsive thereto in the Company’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, also referred to as the 2025 Proxy Statement, which will be filed within 120 days after September 30, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2025 Proxy Statement, which will be filed within 120 days after September 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto in the 2025 Proxy Statement, which will be filed within 120 days after September 30, 2024.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2024:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	5,796	(2)	$41.69	2,164	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	5,796			2,164

(1)
Consists of the Company’s 2019 Equity Incentive Plan, the Company's 2024 Inducement Stock Plan, the Company’s 2012 Equity Incentive Plan, as amended, and the Company’s Employee Stock Purchase Plan.
(2)
Consists of shares of the Company’s common stock issuable upon exercise of outstanding options issued under the Company’s 2019 Equity Incentive Plan, the Company's 2024 Inducement Stock Plan and the Company’s Amended and Restated 2012 Equity Incentive Plan.
(3)
Consists of shares of the Company’s common stock reserved for future issuance under the Company’s 2019 Equity Incentive Plan, the Company's 2024 Inducement Stock Plan and the Company’s Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2025 Proxy Statement, which will be filed within 120 days after September 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2025 Proxy Statement, which will be filed within 120 days after September 30, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	8-K	02/05/2021	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	8-K	02/05/2021	10.2	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Royalty Purchase Agreement between Enanta Pharmaceuticals, Inc. and OCM Life Sciences Portfolio LP dated as of April 25, 2023	8-K	04/27/2023	10.1	001-35839

10.8	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 24, 2018.	10-K	11/29/2018	10.10	001-35839

10.9	First Amendment to Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.2	001-35839

10.10	Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.3	001-35839

10.11#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.12#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.13#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.14#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.15#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.16#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.17#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.18#	2019 Equity Incentive Plan (As amended March 2024)	8-K	03/12/2024	10.1	001-35839

10.19#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.20#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.21#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.22#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.23#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.	10-K	11/25/2020	10.27	001-35839

10.24#	Amended and Restated Employment Agreement dated as of February 8, 2024 by and between the Company and Nathaniel S. Gardiner, effective April 1, 2024	10-Q	05/08/2024	10.2	001-35839

10.25#	2024 Inducement Stock Incentive Plan	S-8	05/08/2024	99.2	333-279217

10.26#	Form of Notice of Grant of Non-Statutory Stock Option under 2024 Inducement Stock Incentive Plan					X

10.27#	Form of Notice of Grant of Restricted Stock Unit Award under 2024 Inducement Stock Incentive Plan					X

10.28#	Form of Performance Share Unit Certificate under 2024 Inducement Stock Incentive Plan	X

10.29#	Form of Relative Total Stockholder Return Unit Certificate under 2024 Inducement Stock Incentive Plan	X

10.30	Second Amendment to Lease Agreement, dated as of July 26, 2024, between ARE-MA REGION NO. 75, LLC and the Company	X

10.31	Third Amendment to Lease Agreement, dated as of September 13, 2024, between ARE-MA REGION NO. 75, LLC and the Company	X

19.1	Amended and Restated Securities Trading Policy	X

21.1	Subsidiaries of the Company.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Amended and Restated Compensation Clawback Policy	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of November, 2024.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2024

/s/ Paul J. Mellett Paul J. Mellett	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	November 27, 2024

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 27, 2024

/s/ Mark G. Foletta Mark G. Foletta	Director	November 27, 2024

/s/ Yujiro S. Hata Yujiro S. Hata	Director	November 27, 2024

/s/ Kristine Peterson Kristine Peterson	Director	November 27, 2024

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 27, 2024

/s/ Terry Vance Terry Vance	Director	November 27, 2024

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENANTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $3.1 million and $0.9 million as of September 30, 2024, respectively. The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing estimates based upon the progress of the research and development programs and pharmaceutical drug manufacturing activities; (ii) evaluating the appropriateness of the method used by management to develop the estimates; (iii) reading research and development and pharmaceutical drug manufacturing contracts on a test basis; (iv) evaluating the completeness and accuracy of data used by management; and (v) evaluating the reasonableness of significant assumptions related to the progress towards completion. Evaluating management’s assumptions related to progress towards completion of the research and development programs and pharmaceutical drug manufacturing activities included evaluating whether the assumptions were reasonable considering the associated timelines, invoicing to date and the provisions in the contracts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 27, 2024

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,233	$85,388
Short-term marketable securities	210,953	284,522
Accounts receivable	6,646	8,614
Prepaid expenses and other current assets	12,413	13,263
Income tax receivable	31,999	31,004
Short-term restricted cash	608	—
Total current assets	299,852	422,791
Property and equipment, net	32,688	11,919
Operating lease, right-of-use assets	40,658	22,794
Long-term restricted cash	3,360	3,968
Other long-term assets	94	803
Total assets	$376,652	$462,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,002	$4,097
Accrued expenses and other current liabilities	13,547	18,339
Liability related to the sale of future royalties	34,462	35,076
Operating lease liabilities	1,524	5,275
Total current liabilities	57,535	62,787
Liability related to the sale of future royalties, net of current portion	134,779	159,429
Operating lease liabilities, net of current portion	53,943	21,238
Series 1 nonconvertible preferred stock	1,350	1,423
Other long-term liabilities	231	663
Total liabilities	247,838	245,540
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,194 and 21,059 shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	212	211
Additional paid-in capital	451,340	424,693
Accumulated other comprehensive gain (loss)	302	(1,174)
Accumulated deficit	(323,040)	(206,995)
Total stockholders' equity	128,814	216,735
Total liabilities and stockholders' equity	$376,652	$462,275

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2024	2023	2022
Revenue
Royalty revenue	$67,635	$78,204	$86,160
License revenue	—	1,000	—
Total revenue	67,635	79,204	86,160
Operating expenses:
Research and development	131,476	163,524	164,522
General and administrative	57,850	52,887	45,482
Total operating expenses	189,326	216,411	210,004
Loss from operations	(121,691)	(137,207)	(123,844)
Other income (expense):
Interest expense	(10,940)	(5,148)	—
Interest and investment income, net	14,770	11,360	1,573
Change in fair value of Series 1 nonconvertible preferred stock	73	—	83
Total other income, net	3,903	6,212	1,656
Loss before income taxes	(117,788)	(130,995)	(122,188)
Income tax benefit (expense)	1,743	(2,821)	433
Net loss	$(116,045)	$(133,816)	$(121,755)
Net loss per share, basic and diluted	$(5.48)	$(6.38)	$(5.91)
Weighted average common shares outstanding, basic and diluted	21,157	20,969	20,603

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2024	2023	2022
Net loss	$(116,045)	$(133,816)	$(121,755)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	1,476	2,550	(3,342)
Total other comprehensive income (loss)	1,476	2,550	(3,342)
Comprehensive loss	$(114,569)	$(131,266)	$(125,097)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at September 30, 2021	20,238	$202	$351,033	$(382)	$48,576	$399,429
Exercise of stock options	517	6	21,256	—	—	21,262
Vesting of restricted stock units, net of withholding	36	—	(1,229)	—	—	(1,229)
Stock-based compensation expense	—	—	26,969	—	—	26,969
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net loss	—	—	—	—	(121,755)	(121,755)
Balances at September 30, 2022	20,791	208	398,029	(3,724)	(73,179)	321,334
Exercise of stock options	124	1	2,207	—	—	2,208
Vesting of restricted stock units, net of withholding	144	2	(3,759)	—	—	(3,757)
Stock-based compensation expense	—	—	28,216	—	—	28,216
Other comprehensive income	—	—	—	2,550	—	2,550
Net loss	—	—	—	—	(133,816)	(133,816)
Balances at September 30, 2023	21,059	211	424,693	(1,174)	(206,995)	216,735
Exercise of stock options	16	—	147	—	—	147
Vesting of restricted stock units, net of withholding	119	1	(295)	—	—	(294)
Stock-based compensation expense	—	—	26,795	—	—	26,795
Other comprehensive income	—	—	—	1,476	—	1,476
Net loss	—	—	—	—	(116,045)	(116,045)
Balances at September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(116,045)	$(133,816)	$(121,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,795	28,216	26,969
Depreciation and amortization expense	2,336	2,371	2,973
Non-cash interest expense associated with the sale of future royalties	(135)	5,148	—
Non-cash royalty revenue	2,350	(10,318)	—
Premium paid on marketable securities	—	(73)	(846)
Amortization (accretion) of premiums (discounts) on marketable securities	(1,138)	(2,856)	1,171
Loss on disposal of property and equipment	16	150	—
Change in fair value of Series 1 nonconvertible preferred stock	(73)	—	(83)
Change in operating assets and liabilities:
Accounts receivable	1,968	11,704	3,258
Prepaid expenses and other current assets	850	182	743
Income tax receivable	(995)	(2,286)	8,537
Operating lease, right-of-use assets	6,096	4,598	4,776
Other long-term assets	709	(107)	(604)
Accounts payable	(414)	(1,151)	(4,634)
Accrued expenses	(5,646)	(2,558)	(1,477)
Operating lease liabilities	4,994	(2,567)	(3,706)
Other long-term liabilities	(432)	209	(104)
Net cash used in operating activities	(78,764)	(103,154)	(84,782)
Cash flows from investing activities
Purchase of marketable securities	(307,282)	(373,391)	(171,446)
Proceeds from maturities and sale of marketable securities	383,465	328,871	228,468
Purchase of property and equipment	(17,948)	(9,058)	(2,125)
Net cash provided by (used in) investing activities	58,235	(53,578)	54,897
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(27,479)	—	—
Proceeds from the exercise of stock options	147	2,208	21,262
Proceeds from the sale of future royalties	—	200,000	—
Payments for debt issuance costs	—	(325)	—
Payments for settlement of share-based awards	(294)	(3,757)	(1,229)
Net cash provided by (used in) financing activities	(27,626)	198,126	20,033
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,155)	41,394	(9,852)
Cash, cash equivalents and restricted cash at beginning of period	89,356	47,962	57,814
Cash, cash equivalents and restricted cash at end of period	$41,201	$89,356	$47,962
Supplemental disclosure of cash flow information
Cash paid for taxes	$241	$4,899	$—
Cash paid for interest	$11,710	$1,987	$—
Cash received from tenant improvement allowances	$9,358	$1,994	$—
Supplemental disclosure of noncash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$5,597	$424	$1,215
Operating lease liabilities arising from obtaining right-of-use assets	$23,960	$3,817	$23,910

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology. The Company discovered glecaprevir, the second of two antiviral protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiary, Enanta Pharmaceuticals Security Corporation, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current year presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses are included in other income (expense) within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended September 30, 2024, 2023, and 2022.

Restricted Cash

As of September 30, 2024 and 2023, the Company had outstanding letters of credit collateralized by a money market account totaling $3,968, to the benefit of the landlord of the Company’s building leases. A total of $608 is classified as short-term restricted cash and $3,360 is classified as long-term restricted cash as of September 30, 2024 based on the lease term end date of the Company's facility lease agreements. As of September 30, 2023, $3,968 was classified as long-term restricted cash.

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2024 and 2023, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed are removed from the accounts and any resulting gain or loss is included in other income (expense) in the consolidated statements of operations.

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

The Company reported net losses for each of the years ended September 30, 2024, 2023, and 2022. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Options to purchase common stock	5,184	4,365	3,993
Unvested rTSRUs	92	81	101
Unvested PSUs	92	81	101
Unvested restricted stock units	428	411	219

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

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term marketable securities on hand at September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This amendment is effective for the Company in the fiscal year beginning October 1, 2024, and interim periods within the fiscal year beginning October 1, 2025, on a retrospective basis with early adoption permitted. This accounting standard will require additional disclosures about segment information, however, the Company does not expect ASU 2023-07 to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in the fiscal year beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2023-09 may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of operations such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. ASU 2024-03 is effective for the Company in the fiscal year beginning October 1, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2024-03 may have on its financial statement disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$33,448	$—	$—	$33,448
Marketable securities:
U.S. Treasury notes	210,953	—	—	210,953
	244,401	—	—	244,401
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,350	1,350
	$—	$—	$1,350	$1,350

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$55,357	$—	$—	$55,357
U.S. Treasury notes	29,755	—	—	29,755
Marketable securities:
U.S. Treasury notes	236,782	—	—	236,782
Corporate bonds	—	26,435	—	26,435
Commercial paper	—	21,305	—	21,305
	321,894	47,740	—	369,634
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,423	1,423
	$—	$—	$1,423	$1,423

Cash equivalents as of September 30, 2024 consist of money market funds that are readily convertible to cash and with less than 90 days until maturity. Cash equivalents as of September 30, 2023 consist of money market funds and U.S. treasury notes that are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2024, 2023, and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2024 and 2023 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model, which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

Series 1 nonconvertible preferred stock	Range
	September 30,
Unobservable Input	2024	2023
Probabilities of payout	0%-65%	0%-65%
Discount rate	9.00%	7.25%

The following table provides a rollforward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
(in thousands)
Balance, September 30, 2021	$1,506
Change in fair value	(83)
Balance, September 30, 2022	1,423
Change in fair value	—
Balance, September 30, 2023	1,423
Change in fair value	(73)
Balance, September 30, 2024	$1,350

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2024 and 2023 and is based on current estimates of future royalties expected to be paid to OMERS over the next 10 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of September 30, 2024 and 2023, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	210,267	686	—	—	210,953
	$210,267	$686	$—	$—	$210,953

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Corporate bonds	$27,127	$—	$(692)	$—	$26,435
Commercial paper	21,305	—	—	—	21,305
U.S. Treasury notes	236,880	12	(110)	—	236,782
	$285,312	$12	$(802)	$—	$284,522

As of September 30, 2024 and 2023 marketable securities consisted of investments that mature within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2024 and 2023:

	September 30,
	2024	2023
	(in thousands)
Laboratory and office equipment	$15,701	$15,891
Leasehold improvements	13,975	13,804
Purchased software	1,093	1,444
Furniture	3,117	2,290
Computer equipment	1,101	962
Construction in progress	22,748	1,273
	57,735	35,664
Less: Accumulated depreciation and amortization	(25,047)	(23,745)
	$32,688	$11,919

As of September 30, 2024, construction in progress related primarily to leasehold improvements for the new laboratory and office space located at 4 Kingsbury Avenue in Watertown, Massachusetts. Depreciation and amortization expense for property and equipment, was $2,336, $2,371 and $2,973 for the years ended September 30, 2024, 2023, and 2022, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and 2023:

	September 30,
	2024	2023
	(in thousands)
Accrued payroll and related expenses	$6,570	$7,037
Accrued research and development expenses	3,087	6,120
Accrued professional fees	1,332	1,632
Accrued pharmaceutical drug manufacturing	930	3,083
Accrued other	1,628	467
	$13,547	$18,339

7. Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,320,000 through September 30, 2024. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At September 30, 2024, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 6.87%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2022	$—
Proceeds from sale of future royalties	200,000
Debt issuance cost	(325)
Royalty payable to royalty purchaser	(10,318)
Interest expense, net of capitalized interest of $0	5,148
Balance - September 30, 2023	$194,505
Royalty payable to purchaser	(7,960)
Payments on royalty sale liability	(28,916)
Interest expense, net of capitalized interest of $672	11,612
Balance - September 30, 2024	$169,241

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

As of September 30, 2024 and 2023, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. For the years ended September 30, 2024, 2023, and 2022, the remeasurement of the Series 1 nonconvertible preferred stock resulted in non-cash gain of $73, $0 and $83, respectively, which was recorded in other income (expense) in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,350 and $1,423 as of September 30, 2024 and 2023, respectively.

11. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, and March 2023 and its 2024 Inducement Stock Incentive Plan (“2024 Inducement Plan”). The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan. The Company’s 2019 Plan permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Plan. Pursuant to the Company's 2024 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2024, 1,978 shares remained available for future awards under the 2019 Plan and 2024 Inducement Plan.

Options granted to employees under the 2019 Plan and the 2024 Inducement Plan generally vest over four years and to non-employee directors over one year, and expire after ten years. As required under the equity plans, the exercise price for awards granted is not to be less than the fair value of common shares on the date of grant. Restricted stock units with service-based vesting conditions generally vest over four years.

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s options has historically been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero due to the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2024	2023	2022
Risk-free interest rate	4.45%	3.88%	1.72%
Expected term (in years)	6.01	6.04	6.04
Expected volatility	52%	48%	47%
Expected dividends	0%	0%	0%
Weighted average grant date fair value	$5.43	$22.71	$33.22

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2024:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2023	4,365	$52.68	5.9	$—
Granted	1,365	9.99
Exercised	(16)	8.99
Forfeited	(530)	42.05
Outstanding as of September 30, 2024	5,184	$42.67	6.3	$1,416
Options vested and expected to vest as of September 30, 2024	5,184	$42.67	6.3	$1,416
Options exercisable as of September 30, 2024	3,482	$50.73	5.1	$250

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Aggregate intrinsic value of stock options exercised	$93	$3,295	$17,650
Proceeds to Company from stock options exercised	$147	$2,208	$21,262

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

Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2024	2023	2022
Risk-free interest rate	4.40%	4.19%	0.94%
Dividend yield	0%	0%	0%
Expected volatility	74%	77%	80%
Performance period (years)	2.00	2.03	1.97

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2024:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2023	81	$58.58	81	$45.82
Granted	55	9.69	52	10.48
Vested	(25)	68.67	—	—
Cancelled	(19)	51.14	(41)	47.25
Unvested at September 30, 2024	92	$27.98	92	$25.09

The total fair value of PSUs and rTSRUs vested during the years ended September 30, 2024, 2023, and 2022 were $307, $8,103, and $1,414, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ending September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2023	411	$51.78
Granted	175	9.27
Vested	(122)	52.54
Cancelled	(36)	25.03
Unvested at September 30, 2024	428	$36.37

The total fair value of restricted stock units vested during the years ended September 30, 2024, 2023, and 2022 were $1,228, $2,590, and $2,427, respectively.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2024, 2023, and 2022:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Research and development	$7,389	$9,551	$9,728
General and administrative	19,406	18,665	17,241
	$26,795	$28,216	$26,969

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Stock options	$15,342	$19,784	$19,615
rTSRUs	1,243	1,893	1,597
PSUs	4,087	542	2,628
Restricted stock units	6,123	5,997	3,129
	$26,795	$28,216	$26,969

As of September 30, 2024, the Company had an aggregate of $31,039 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.0 years.

12. Leases

The Company has three real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 500 Arsenal Street, the second lease, is for office space located at 400 Talcott Avenue and the third lease for office and laboratory space is located at 4 Kingsbury Avenue.

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

In May 2022, the Company entered into its lease agreement for 4 Kingsbury Avenue with its existing landlord, adjacent to its 400 Talcott Avenue premises. Construction of the facility shell was completed by the landlord and the Company gained access to the building to construct tenant improvements during the three months ended March 31, 2024. The estimated minimum lease payments for the 4 Kingsbury Avenue facility total $76,470 over the ten-year term. The lease also contains a tenant improvement allowance of $15,205. The Company recorded a right-of-use asset of $32,499 and lease liability of $31,939 upon commencement of the lease during the year ended September 30, 2024. The Company moved its lab operations from 500 Arsenal Street into the newly constructed 4 Kingsbury Avenue facility in November 2024.

In conjunction with the new lease agreement at 4 Kingsbury Avenue, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to November 2024. The Company remeasured the lease term and remaining lease payments for the 500 Arsenal Street facility during the year ended September 30, 2024 when the Company gained access to the 4 Kingsbury Avenue facility. The Company recorded an adjustment to the right-of-use asset and lease liability for 500 Arsenal Street of $9,322 during the year ended September 30, 2024.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Operating lease cost	$10,574	$6,230	$6,294
Variable lease cost	4,720	5,352	2,375
	$15,294	$11,582	$8,669

Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statements of cash flows were as follows:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$8,283	$6,586	$4,966
Tenant improvement allowance received	$9,358	$1,994	$—
Operating lease liabilities arising from obtaining right-of-use assets	$23,960	$3,817	$23,910

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	9.8	6.5
Weighted-average discount rate - operating leases	8.8%	7.2%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments relating to the Company's lease liabilities as of September 30, 2024 were as follows:

Years ended September 30,	(in thousands)
2025	8,701
2026	8,467
2027	8,721
2028	8,983
2029	9,252
Thereafter	50,595
Total future minimum lease payments	94,719
Less: imputed interest	(33,003)
Less: tenant improvement allowance	(6,249)
Total operating lease liabilities	$55,467

	September 30,
Included in the balance sheet:	2024	2023
	(in thousands)
Current operating lease liabilities	$1,524	$5,275
Operating lease liabilities, net of current portion	53,943	21,238
Total operating lease liabilities	$55,467	$26,513

The Company is required to maintain security deposits of $92 in connection with the real estate lease of 400 Talcott Avenue, which is included in other long-term assets on the Company's consolidated balance sheets. In addition, the Company is required to maintain letters of credit for certain of its leases, collateralized by money market accounts of $3,968, which amounts are classified as short-term and long-term restricted cash on the consolidated balance sheets.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 and 2023.

14. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2024, 2023, and 2022, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Current income tax (expense) benefit:
Federal	$1,936	$(2,522)	$—
State	(193)	(299)	449
Deferred income tax (expense) benefit:
Federal	—	—	(16)
State	—	—	—
Income tax (expense) benefit	$1,743	$(2,821)	$433

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2024	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.7)	(2.7)	(2.9)
Change in valuation allowance	10.6	36.6	30.8
Federal research and development tax credit	(2.2)	(4.6)	(4.6)
Share-based compensation	5.0	2.2	(0.8)
State research and development tax credit	(0.7)	(0.9)	(1.5)
Foreign derived intangible income	—	(7.0)	—
Interest on net operating loss carryback claim	(1.2)	(0.8)	—
Change in deferred tax rate	10.6	(0.1)	(0.1)
Other	0.1	0.5	(0.3)
Effective income tax rate	(1.5)%	2.2%	(0.4)%

The effective tax rates during the years ended September 30, 2024 and 2023 differ from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets.

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2024, 2023, and 2022 are as follows:

	Years Ended September 30,
	2024	2023	2022
	(in thousands)
Valuation allowance, beginning of year	$(115,120)	$(67,726)	$(29,298)
Increase recorded to valuation allowance	(12,124)	(47,394)	(38,428)
Valuation allowance, end of year	$(127,244)	$(115,120)	$(67,726)

Net deferred tax assets as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
	(in thousands)
Deferred tax assets:
Capitalized research and development	$49,921	$34,855
Liability related to the sale of future royalties	36,200	46,560
Tax credit carryforwards	18,793	15,549
Share-based compensation	14,551	16,974
Operating lease liability	13,058	6,485
Net operating loss carryforward	7,274	43
Accrued compensation	1,387	1,318
Accrued expenses	50	495
Unrealized loss	—	189
Other temporary differences	161	214
Total deferred tax assets	141,395	122,682
Valuation allowance	(127,244)	(115,120)
Net deferred tax assets	14,151	7,562

Deferred tax liabilities:
Operating lease, right-of-use assets	(8,627)	(1,525)
Depreciation	(4,362)	(5,456)
Prepaid expenses	(999)	(581)
Unrealized gain	(163)	—
Total deferred tax liabilities	(14,151)	(7,562)
Net deferred income tax assets (liabilities)	$—	$—

As of September 30, 2024, the Company had federal net operating loss carryforwards of $28,679 which do not expire and state net operating loss carryforwards of $19,840, which may be available to offset future taxable income and expire at various dates beginning in 2032. As of September 30, 2024, the Company also had federal and state research and development tax credit carryforwards of $13,909 and $6,866, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2042 and 2035, respectively.

Utilization of the federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development tax credit carryforwards that can be utilized annually to offset future tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period. The Company completed a review of the changes in ownership through September 30, 2022 and determined that the transactions have not resulted in an ownership change during the year ended September 30, 2022, as defined by Section 382. The impact of the historical ownership changes have been reflected within our deferred tax assets shown in the table above. Although the Company believes that these ownership changes have not resulted in material limitations on its ability to use these net operating losses and credit carryforwards, its ability to utilize these and future net operating losses and credit carryforwards may be limited due to future ownership changes or for other reasons. As a result, the Company may not be able to take full advantage of its carryforwards for U.S. federal and state tax purposes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development tax credit carryforwards and stock compensation expense. The Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, the Company continued to record a valuation allowance as of September 30, 2024 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2020 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During the year ended September 30, 2024, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the years ending September 30, 2018 and September 30, 2019. The Company received and agreed to a notice of proposed adjustment from the IRS in October 2024, resulting in an additional refund of $871 related to the year ended September 30, 2019. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifted certain deduction limitations originally imposed by the Tax Act. Under the CARES Act, the Company was permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act made qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $28,721 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the year ended September 30, 2021. As of September 30, 2024 and 2023, the Company had an income tax receivable of $31,999 and $31,004, respectively, which includes interest receivable of $3,292 as of September 30, 2024.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $11 and $3 as of September 30, 2024 and 2023, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2024	2023
	(in thousands)
Beginning Balance	$1,056	$226
Additions based on tax positions for the current period	—	882
Reductions for tax positions due to lapse of statute of limitations	(11)	(156)
Additions (reductions) for tax positions of prior periods	(140)	104
Ending Balance	$905	$1,056

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

15. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2024, 2023, and 2022, the Company recognized $1,697, $1,784, and $1,596, respectively, of expense related to its contributions to this plan.