Form 10-Q
period 2024-12-31
ENANTA PHARMACEUTICALS INC
filed 2025-02-12
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 4, 2025, the registrant had 21,332,544 shares of common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and as updated in Item 1A herein.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31,	September 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$84,349	$37,233
Short-term marketable securities	132,342	210,953
Accounts receivable	7,718	6,646
Prepaid expenses and other current assets	10,684	12,413
Income tax receivable	32,444	31,999
Short-term restricted cash	608	608
Total current assets	268,145	299,852
Property and equipment, net	37,368	32,688
Operating lease, right-of-use assets	39,675	40,658
Long-term restricted cash	3,360	3,360
Other long-term assets	94	94
Total assets	$348,642	$376,652
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,726	$8,002
Accrued expenses and other current liabilities	10,575	13,547
Liability related to the sale of future royalties	32,743	34,462
Operating lease liabilities	1,006	1,524
Total current liabilities	49,050	57,535
Liability related to the sale of future royalties, net of current portion	129,738	134,779
Operating lease liabilities, net of current portion	56,453	53,943
Series 1 nonconvertible preferred stock	1,350	1,350
Other long-term liabilities	235	231
Total liabilities	236,826	247,838
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,333 and 21,194 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	213	212
Additional paid-in capital	456,962	451,340
Accumulated other comprehensive (loss) gain	(29)	302
Accumulated deficit	(345,330)	(323,040)
Total stockholders' equity	111,816	128,814
Total liabilities and stockholders' equity	$348,642	$376,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2024	2023
Revenue
Royalty revenue	$16,959	$18,003
Total revenue	16,959	18,003
Operating expenses:
Research and development	27,656	36,371
General and administrative	12,846	16,518
Total operating expenses	40,502	52,889
Loss from operations	(23,543)	(34,886)
Other income (expense):
Interest expense	(1,962)	(3,441)
Interest and investment income, net	2,799	4,298
Total other income, net	837	857
Loss before income taxes	(22,706)	(34,029)
Income tax benefit	416	622
Net loss	$(22,290)	$(33,407)
Net loss per share, basic and diluted	$(1.05)	$(1.58)
Weighted average common shares outstanding, basic and diluted	21,238	21,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2024	2023
Net loss	$(22,290)	$(33,407)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(331)	640
Total other comprehensive (loss) income	(331)	640
Comprehensive loss	$(22,621)	$(32,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735
Vesting of restricted stock units, net of withholding	97	1	(184)	—	—	(183)
Stock-based compensation expense	—	—	8,099	—	—	8,099
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(33,407)	(33,407)
Balances, December 31, 2023	21,156	$212	$432,608	$(534)	$(240,402)	191,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(22,290)	$(33,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,666	8,099
Depreciation and amortization expense	889	642
Non-cash interest associated with the sale of future royalties	(536)	299
Non-cash royalty revenue	(1,281)	487
Amortization of premiums on marketable securities	632	274
Loss on disposal of property and equipment	6	—
Change in operating assets and liabilities:
Accounts receivable	(1,072)	441
Prepaid expenses and other current assets	1,729	18
Income tax receivable	(445)	(730)
Operating lease, right-of-use assets	1,530	1,450
Other long-term assets	—	38
Accounts payable	(168)	5,174
Accrued expenses	(2,910)	(6,736)
Operating lease liabilities	1,445	(1,023)
Other long-term liabilities	4	(14)
Net cash used in operating activities	(16,801)	(24,988)
Cash flows from investing activities
Purchase of marketable securities	—	(146,845)
Proceeds from maturities and sale of marketable securities	77,648	134,515
Purchase of property and equipment	(8,745)	(787)
Net cash provided by (used in) investing activities	68,903	(13,117)
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(4,943)	(7,167)
Payments for settlement of share-based awards	(137)	(183)
Proceeds from the exercise of stock options	94	—
Net cash used in financing activities	(4,986)	(7,350)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,116	(45,455)
Cash, cash equivalents and restricted cash at beginning of period	41,201	89,356
Cash, cash equivalents and restricted cash at end of period	$88,317	$43,901
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$2,427	$479
Operating lease liabilities arising from obtaining right-of-use assets	$547	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,008	$3,143
Cash received from tenant improvement allowances	$2,710	$457

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of December 31, 2024 and for the three months ended December 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2024 and results of operations for the three months ended December 31, 2024 and 2023 and cash flows for the three months ended December 31, 2024 and 2023 have been made. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2025.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $22,290 for the three months ended December 31, 2024 and $116,045 for the year ended September 30, 2024. As of December 31, 2024, the Company had an accumulated deficit of $345,330. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of December 31, 2024, the Company had $216,691 in cash, cash equivalents and short-term marketable securities. The Company expects that its cash, cash equivalents and short-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

	As of December 31,
	2024	2023
	(in thousands)
Options to purchase common stock	6,000	5,213
Unvested rTSRUs	92	129
Unvested PSUs	92	129
Unvested restricted stock units	438	455

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2024 and September 30, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$81,779	$—	$—	$81,779
Marketable securities:
U.S. Treasury notes	132,342	—	—	132,342
	$214,121	$—	$—	$214,121
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$33,448	$—	$—	$33,448
Marketable securities:
U.S. Treasury notes	210,953	—	—	210,953
	$244,401	$—	$—	$244,401
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

During the three months ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities are typically determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of December 31, 2024 and September 30, 2024 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	December 31,	September 30,
Unobservable Input	2024	2024
Probabilities of payout	0%-65%	0%-65%
Discount rate	9.00%	9.00%

There were no changes in the fair value of nonconvertible preferred stock during the three months ended December 31, 2024 and 2023.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of

MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2024 and is based on current estimates of future royalties expected to be paid to OMERS over the next 8 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of December 31, 2024 and September 30, 2024, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$131,987	$355	$—	$—	$132,342
	$131,987	$355	$—	$—	$132,342

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$210,267	$686	$—	$—	$210,953
	$210,267	$686	$—	$—	$210,953

As of December 31, 2024 and September 30, 2024, marketable securities consisted of investments that mature within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024
	(in thousands)
Leasehold improvements	$35,726	$13,975
Laboratory and office equipment	15,612	15,701
Furniture	3,404	3,117
Computer equipment	859	1,101
Purchased software	615	1,093
Construction in progress	1,281	22,748
	57,497	57,735
Less: Accumulated depreciation and amortization	(20,129)	(25,047)
	$37,368	$32,688

As of December 31, 2024, construction in progress related primarily to leasehold improvements for the new laboratory and office space located at 4 Kingsbury Avenue in Watertown, Massachusetts.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024
	(in thousands)
Accrued payroll and related expenses	$4,093	$6,570
Accrued research and development expenses	3,016	3,087
Accrued professional fees	1,392	1,332
Accrued pharmaceutical drug manufacturing	624	930
Accrued other	1,450	1,628
	$10,575	$13,547

7. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,326,000 through December 31, 2024. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At December 31, 2024, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 5.8%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2024	$169,241
Royalty payable to purchaser	(9,241)
Interest expense, net of capitalized interest of $519	2,481
Balance - December 31, 2024	$162,481

9. Series 1 Nonconvertible Preferred Stock

As of December 31, 2024, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. The outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are carried at fair value as a liability on the Company’s condensed consolidated balance sheets.

10. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023, March 2024 and December 2024, and its 2024 Inducement Stock Incentive Plan, which was adopted by the Board of Directors in April 2024 and amended in December 2024 for awards to new employees. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”) but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending December 31, 2024:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2024	5,184	$42.67	6.3	$1,416
Granted	1,061	8.83
Exercised	(11)	8.99
Forfeited	(17)	32.62
Expired	(217)	45.00
Outstanding as of December 31, 2024	6,000	$36.69	6.9	$—
Options vested and expected to vest as of December 31, 2024	6,000	$36.69	6.9	$—
Options exercisable as of December 31, 2024	3,457	$50.30	5.2	$—

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity for the year-to-date period ending December 31, 2024:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2024	92	$27.98	92	$25.09
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested as of December 31, 2024	92	$27.98	92	$25.09

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2024	428	$36.37
Granted	163	8.83
Vested	(144)	41.85
Cancelled	(9)	28.28
Unvested as of December 31, 2024	438	$24.52

Stock-Based Compensation Expense

During the three months ended December 31, 2024 and 2023, the Company recognized the following stock-based compensation expense:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Research and development	$1,432	$2,055
General and administrative	4,234	6,044
	$5,666	$8,099

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Stock options	$3,343	$4,462
Restricted stock units	1,411	1,613
rTSRUs	273	445
Performance stock units	639	1,579
	$5,666	$8,099

During the three months ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of December 31, 2024, the Company had an aggregate of $31,787 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

11. Income Taxes

For the three months ended December 31, 2024 and 2023, the Company recorded an income tax benefit of $416 and $622 respectively, due to interest recorded on a pending federal income tax refund.

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022, against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the '953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ‘953 patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and a hearing on the motions was held on July 31, 2024. On December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The timing for a decision on the appeal is currently uncertain. The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of December 31, 2024.

Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease is for office space located at 400 Talcott Avenue and the second lease is for office and laboratory space located at 4 Kingsbury Avenue.

Future annual minimum facility and equipment lease payments, net of the tenant improvement allowance under the Company’s 4 Kingsbury Avenue lease, as of December 31, 2024, are as follows:

Years ended September 30,	(in thousands)
Remaining fiscal 2025	$6,655
2026	8,467
2027	8,721
2028	8,983
2029	9,252
Thereafter	50,595
Total future minimum lease payments	92,673
Less: imputed interest	(31,675)
Less: tenant improvement allowance	(3,539)
Total operating lease liabilities	$57,459

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2024 included in our Annual Report on Form 10-K for that fiscal year, which is referred to as our 2024 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

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

Virology:

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

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our immunology drug development efforts on the following disease indications:

•
Chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75-3.5 million people with this condition at any given time in the U.S. alone; and
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom approximately 40% have moderate to severe disease.

As of December 31, 2024, we had $216.7 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties and our forthcoming federal tax refund, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

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
o
Pediatric Study of Zelicapavir: On December 9, 2024, we announced positive topline results from the first-in-pediatrics Phase 2 study evaluating zelicapavir in hospitalized and non-hospitalized children aged 28 days to 36 months with RSV. This Phase 2 study was a randomized, double-blind, dose ranging, placebo-controlled study in hospitalized and non- hospitalized pediatric patients with RSV aged 28 days to 36 months.
▪
Zelicapavir demonstrated a favorable safety profile over the initial 5-day dosing period and through 23 days of follow-up. There were no adverse effects leading to treatment discontinuation or study withdrawal.
▪
Zelicapavir achieved target drug exposure levels across all age groups and dosing cohorts. Exposure was similar across cohorts and doses, and all patients received a therapeutic dose. A dose of 5 mg/kg was selected for patients aged ≥ 28 days to <12 months, and a dose of 7.5 mg/kg was selected for patients aged ≥12 months to ≤ 36 months.
▪
An antiviral effect was observed for the primary and secondary virology endpoints in the overall pooled efficacy population, with the viral load decline peaking at 0.7 log on Day 9 compared to placebo. The primary endpoint for Part 2 of the study showed a more pronounced effect, with a viral load decline of 1.0 log at Day 3 and 1.4 log at Day 5 compared to placebo. Additionally, a rapid and robust antiviral effect was observed in the prespecified subset of patients who were randomized within 3 days of symptom onset, which represents about 40% of patients in the study (n=38/96). In these patients, a viral load decline of 0.9 log at Day 3 and 1.2 log at Day 5 was observed compared to placebo. Furthermore, zelicapavir treatment resulted in a greater proportion of patients having undetectable viral load at Days 5 and 9 compared to placebo and improvements in area under the curve (AUC) of change from baseline for viral load at all timepoints. Qualitative improvement in time to undetectable viral load was observed at early timepoints, although median time to undetectable viral load was similar between groups. Overall, virology results were similar regardless of age or whether patients were enrolled from a hospitalized or outpatient setting.
o
High-Risk Adults Study of Zelicapavir: We also have an ongoing Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Approximately 180 patients will be treated with zelicapavir or placebo for five days with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms. Enrollment is progressing and we are targeting enrollment completion in the current Northern Hemisphere RSV season with topline data expected in the third quarter of 2025.

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
o
Phase 2a Study of EDP-323: In September 2024, we announced positive topline results for EDP-323 in a Phase 2a challenge study of healthy adults infected with RSV. Treatment with EDP-323 achieved highly statistically significant (p=<0.0001) reductions in both viral load and clinical symptoms compared to placebo. Overall, EDP-323 was generally well tolerated and demonstrated a favorable safety profile that was comparable to placebo over 5 days of dosing through Day 28 of follow-up. There were no serious adverse events and no discontinuations of EDP-323.

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

Immunology. We are designing and developing highly potent and selective, oral, small molecule inhibitors targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical stage program to develop oral KIT inhibitors to treat CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral KIT inhibitors, which are in preclinical development. In the fourth quarter of 2024, we selected our lead development candidate, EPS-1421. This candidate demonstrates potent nanomolar activity in both binding and cellular function assays, with sub-nanomolar activity in vivo, and is highly selective for KIT versus other kinases. This inhibitor also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion (ADME) properties. We expect to conduct scale-up activities and IND-enabling studies for this program in 2025.
•
STAT6 Inhibitors. We have a discovery stage program to develop oral STAT6 inhibitors for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral STAT6 inhibitors, which are being optimized in the discovery stage. Our prototype inhibitors demonstrate potent activity and high selectivity for STAT6 over other STATs in both biochemical and cellular assays, including SH2 domain selectivity against non-STAT proteins, and also demonstrate systemic in vivo target engagement after ex vivo IL-4 stimulation. We are continuing to evaluate multiple compounds in preclinical studies, including toxicology studies, and conducting lead optimization activities. Our goal is to select a lead development candidate in the second half of 2025.

•
We plan to expand our presence in immunology with the introduction of a third program in 2025.

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

**Continued development dependent on a future collaboration

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. As of the date of this report, we are conducting a Phase 2b study of zelicapavir in high risk adults and have recently completed a Phase 2b study of zelicapavir in pediatric patients and a Phase 2a human challenge study of EDP-323. We are also conducting preclinical research and discovery efforts in the field of immunology.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we anticipate a reduction in our external research and development expenses, primarily driven by the completion of the Phase 2a human challenge study of EDP-323 and the Phase 2b study of zelicapavir in pediatric patients. These milestones, along with strategic adjustments, have positioned us to reduce spending in 2025 while maintaining our commitment to advancing key programs.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties and our forthcoming federal tax refund, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV.

The following table is a summary of revenue recognized for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Revenue
Royalty revenue	$16,959	$18,003
Total revenue	$16,959	$18,003

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we anticipate a reduction in our external research and development expenses, primarily driven by the completion of the Phase 2a human challenge study of EDP-323 and the Phase 2b study of zelicapavir in pediatric patients. These milestones, along with strategic adjustments, have positioned us to reduce spending in 2025 while maintaining our commitment to advancing key programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Revenue	$16,959	$18,003
Research and development	27,656	36,371
General and administrative	12,846	16,518
Interest expense	(1,962)	(3,441)
Interest and investment income, net	2,799	4,298
Income tax benefit	416	622
Net loss	$(22,290)	$(33,407)

Revenue

We recognized revenue of $17.0 million during the three months ended December 31, 2024 as compared to $18.0 million during the three months ended December 31, 2023. The $1.0 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2023.

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

Research and development expenses

	Three Months Ended December 31,
	2024	2023
	(in thousands)
R&D programs:
Virology
RSV	$18,415	$24,294
COVID-19	130	3,251
HBV	50	66
Total Virology	$18,595	$27,611
Immunology
KIT	4,257	3,931
STAT6	2,287	92
Total Immunology	$6,544	$4,023
Other Programs
Early discovery	2,436	4,369
Other programs for out-licensing	81	368
Total Other Programs	$2,517	$4,737

Total research and development expenses	$27,656	$36,371

Research and development expenses for the three months ended December 31, 2024 decreased by $8.7 million compared to the same period in 2023.

Virology

The costs in our virology program decreased $9.0 million primarily due to timing of our clinical trials in our RSV program and to a lesser extent, a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations.

Immunology

The costs in our immunology programs increased by $2.5 million primarily due to the scale-up and IND-enabling activities related to our KIT program and the initiation of preclinical studies for our STAT6 program.

Other Programs

Other program costs decreased by $2.2 million primarily due to the completion of the discovery and optimization activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $3.7 million for the three months ended December 31, 2024 compared to the same period in 2023. The change was primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased $1.5 million for the three months ended December 31, 2024, as compared to the same period in 2023 due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased $1.5 million for the three months ended December 31, 2024, as compared to the same period in 2023. The decrease was due to lower cash and investment balances year over year.

Income tax benefit

During the three months ended December 31, 2024 and 2023, we recorded an income tax benefit of $0.4 million and $0.6 million, respectively, primarily related to interest recorded on a pending federal tax refund.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $216.7 million.

The following table shows a summary of our cash flows:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(16,801)	$(24,988)
Investing activities	68,903	(13,117)
Financing activities	(4,986)	(7,350)
Net increase (decrease) in cash, cash equivalents and restricted cash	$47,116	$(45,455)

Net cash used in operating activities

Cash used in operating activities was $16.8 million for the three months ended December 31, 2024 as compared to cash used in operating activities of $25.0 million for the same period in 2023. Our cash used in operating activities decreased $8.2 million primarily due to lower research and development payments, offset by lower cash receipts associated with our AbbVie agreement.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $68.9 million for the three months ended December 31, 2024 as compared to cash used in investing activities of $13.1 million for the same period in 2023. Our cash provided by investing activities increased $82.0 million, driven by the timing of maturities of marketable securities in 2024 compared to 2023.

Net cash used in financing activities

Cash used in financing activities was $5.0 million for the three months ended December 31, 2024 as compared to cash used in financing activities of $7.4 million for the same period in 2023. Our cash used in financing activities decreased $2.4 million, driven primarily by lower payments on our royalty sale agreement with OMERS.

Funding Requirements

As of December 31, 2024, we had $216.7 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of December 31, 2024, as well as the cash flows from our retained portion of future HCV royalties and our forthcoming federal tax refund, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Contractual Obligations and Commitments

Facility Leases

As of the date of this report, we lease space in Watertown, Massachusetts, under two separate lease agreements with one landlord.

In May 2022, we entered into a ten-year lease for new laboratory and office space in Watertown, Massachusetts, adjacent to our 400 Talcott Avenue premises at Arsenal on the Charles at 4 Kingsbury Avenue since our lease for office and laboratory space at 500 Arsenal Street was to expire on September 1, 2027. The construction of the facility shell was completed and we gained access to the building to construct tenant improvements during the three months ended March 31, 2024. Upon gaining access to the 4 Kingsbury Avenue building, we capitalized a right-of-use asset and lease liability of approximately $32 million on our consolidated balance sheets which reflects our fixed base rent payments, net of approximately $15 million of a tenant improvement allowance provided by the landlord, over the 10-year term of the lease. The 4 Kingsbury Avenue lease ends on September 30, 2034.

In conjunction with the commencement of our lease at 4 Kingsbury Avenue, during the three months ended March 31, 2024, we adjusted our 500 Arsenal Street lease liability to shorten the expiration date from September 2027 to the date the 4 Kingsbury Avenue building became ready for our occupancy. This resulted in a decrease in the lease liability and right-of-use asset on our consolidated balance sheets by approximately $9.0 million. The rent commencement date for our 4 Kingsbury Avenue lease was September 12, 2024, and we moved into the space in November 2024, at which time our lease at 500 Arsenal Street expired.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $6.7 million for the remainder of 2025, $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, and $50.6 million thereafter.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our 2024 Form 10-K for information about our critical accounting policies as well as a description of our other significant accounting policies. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2024 Form 10-K.

There have been no material changes to such risk factors during the quarter ended December 31, 2024. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	2019 Equity Incentive Plan (as amended December 2024)	—	—	—	—	X

10.2	2024 Inducement Stock Incentive Plan (as amended December 2024)	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 12, 2025

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)