Form 10-Q
period 2025-03-31
ENANTA PHARMACEUTICALS INC
filed 2025-05-14
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 21,376,581 shares of common stock, $0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list may not encompass all of the forward-looking statements made in this Quarterly Report.

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

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,213	$37,233
Short-term marketable securities	133,162	210,953
Accounts receivable	6,792	6,646
Prepaid expenses and other current assets	8,857	12,413
Income tax receivable	33,836	31,999
Short-term restricted cash	—	608
Total current assets	242,860	299,852
Property and equipment, net	37,572	32,688
Operating lease, right-of-use assets	39,103	40,658
Long-term restricted cash	3,360	3,360
Other long-term assets	98	94
Total assets	$322,993	$376,652
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,756	$8,002
Accrued expenses and other current liabilities	8,314	13,547
Liability related to the sale of future royalties	30,681	34,462
Operating lease liabilities	2,196	1,524
Total current liabilities	45,947	57,535
Liability related to the sale of future royalties, net of current portion	125,379	134,779
Operating lease liabilities, net of current portion	56,536	53,943
Series 1 nonconvertible preferred stock	1,350	1,350
Other long-term liabilities	243	231
Total liabilities	229,455	247,838
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,377 and 21,194 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	214	212
Additional paid-in capital	461,522	451,340
Accumulated other comprehensive (loss) gain	(224)	302
Accumulated deficit	(367,974)	(323,040)
Total stockholders' equity	93,538	128,814
Total liabilities and stockholders' equity	$322,993	$376,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue
Royalty revenue	$14,926	$17,054	$31,885	$35,057
Total revenue	14,926	17,054	31,885	35,057
Operating expenses:
Research and development	28,065	35,585	55,721	71,956
General and administrative	11,388	14,235	24,234	30,753
Total operating expenses	39,453	49,820	79,955	102,709
Loss from operations	(24,527)	(32,766)	(48,070)	(67,652)
Other income (expense):
Interest expense	(1,714)	(2,563)	(3,676)	(6,004)
Interest and investment income, net	2,292	3,809	5,091	8,107
Total other income, net	578	1,246	1,415	2,103
Loss before income taxes	(23,949)	(31,520)	(46,655)	(65,549)
Income tax benefit	1,305	363	1,721	985
Net loss	$(22,644)	$(31,157)	$(44,934)	$(64,564)
Net loss per share, basic and diluted	$(1.06)	$(1.47)	$(2.11)	$(3.06)
Weighted average common shares outstanding, basic and diluted	21,355	21,167	21,295	21,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(22,644)	$(31,157)	$(44,934)	$(64,564)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(195)	(133)	(526)	507
Total other comprehensive (loss) income	(195)	(133)	(526)	507
Comprehensive loss	$(22,839)	$(31,290)	$(45,460)	$(64,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816
Vesting of restricted stock units, net of withholding	44	1	(128)	—	—	(127)
Stock-based compensation expense	—	—	4,688	—	—	4,688
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,644)	(22,644)
Balances, March 31, 2025	21,377	$214	$461,522	$(224)	$(367,974)	$93,538

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735
Vesting of restricted stock units, net of withholding	97	1	(184)	—	—	(183)
Stock-based compensation expense	—	—	8,099	—	—	8,099
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(33,407)	(33,407)
Balances, December 31, 2023	21,156	$212	$432,608	$(534)	$(240,402)	$191,884
Exercise of stock options	6	—	51	—	—	51
Vesting of restricted stock units, net of withholding	17	—	(92)	—	—	(92)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Other comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(31,157)	(31,157)
Balances, March 31, 2024	21,179	$212	$438,128	$(667)	$(271,559)	$166,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(44,934)	$(64,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,354	13,660
Depreciation and amortization expense	2,092	1,263
Non-cash interest associated with the sale of future royalties	(1,303)	(531)
Non-cash royalty revenue	(175)	1,013
Amortization of premiums on marketable securities	1,448	299
Loss on disposal of property and equipment	6	—
Change in operating assets and liabilities:
Accounts receivable	(146)	858
Prepaid expenses and other current assets	3,556	2,331
Income tax receivable	(1,837)	(1,027)
Operating lease, right-of-use assets	2,656	2,517
Other long-term assets	(4)	616
Accounts payable	705	261
Accrued expenses	(4,883)	(7,709)
Operating lease liabilities	2,164	(2,137)
Other long-term liabilities	12	(439)
Net cash used in operating activities	(30,289)	(53,589)
Cash flows from investing activities
Purchase of marketable securities	(55,016)	(212,134)
Proceeds from maturities and sale of marketable securities	130,833	260,096
Purchase of property and equipment	(11,283)	(2,455)
Net cash provided by investing activities	64,534	45,507
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(11,703)	(13,540)
Payments for settlement of share-based awards	(264)	(275)
Proceeds from the exercise of stock options	94	51
Net cash used in financing activities	(11,873)	(13,764)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,372	(21,846)
Cash, cash equivalents and restricted cash at beginning of period	41,201	89,356
Cash, cash equivalents and restricted cash at end of period	$63,573	$67,510
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,296	$2,792
Operating lease liabilities arising from obtaining right-of-use assets	$1,101	$22,617
Supplemental disclosure of cash flow information
Cash paid for interest	$5,480	$6,575
Cash received from tenant improvement allowances	$4,780	$457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs for virology and immunology indications. The Company discovered glecaprevir, the second of two antiviral protease inhibitors developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three and six months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and results of operations for the three and six months ended March 31, 2025 and 2024 and cash flows for the six months ended March 31, 2025 and 2024 have been made. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2025.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $44,934 for the six months ended March 31, 2025 and $116,045 for the year ended September 30, 2024. As of March 31, 2025, the Company had an accumulated deficit of $367,974. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of March 31, 2025, the Company had $193,375 in cash, cash equivalents and short-term marketable securities. The Company expects that its cash, cash equivalents and short-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

	As of March 31,
	2025	2024
	(in thousands)
Options to purchase common stock	6,025	5,237
Unvested rTSRUs	93	88
Unvested PSUs	93	88
Unvested restricted stock units	427	443

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This amendment is effective for the Company in the fiscal year beginning October 1, 2024, and interim periods within the fiscal year beginning October 1, 2025, on a retrospective basis with early adoption permitted. This accounting standard will require additional disclosures about segment information, however, the Company does not expect ASU 2023-07 to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in the fiscal year beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2023-09 may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of operations such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. ASU 2024-03 is effective for the Company in the fiscal year beginning October 1, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2024-03 may have on its financial statement disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2025 and September 30, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$57,997	$—	$—	$57,997
Marketable securities:
U.S. Treasury notes	133,162	—	—	133,162
	$191,159	$—	$—	$191,159
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$33,448	$—	$—	$33,448
Marketable securities:
U.S. Treasury notes	210,953	—	—	210,953
	$244,401	$—	$—	$244,401
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

During the three and six months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 2 instruments classified as marketable securities are typically determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The outstanding shares of Series 1 nonconvertible preferred stock as of March 31, 2025 and September 30, 2024 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2025	2024
Probabilities of payout	0%-65%	0%-65%
Discount rate	9.00%	9.00%

There were no changes in the fair value of nonconvertible preferred stock during the three and six months ended March 31, 2025 and 2024.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of

MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2025 and is based on current estimates of future royalties expected to be paid to OMERS over the next 8 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of March 31, 2025 and September 30, 2024, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$133,001	$162	$(1)	$—	$133,162
	$133,001	$162	$(1)	$—	$133,162

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$210,267	$686	$—	$—	$210,953
	$210,267	$686	$—	$—	$210,953

As of March 31, 2025 and September 30, 2024, marketable securities consisted of investments that mature within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024
	(in thousands)
Leasehold improvements	$36,760	$13,975
Laboratory and office equipment	16,068	15,701
Furniture	3,404	3,117
Computer equipment	859	1,101
Purchased software	615	1,093
Construction in progress	1,195	22,748
	58,901	57,735
Less: Accumulated depreciation and amortization	(21,329)	(25,047)
	$37,572	$32,688

As of September 30, 2024, construction in progress related primarily to leasehold improvements for the new laboratory and office space located at 4 Kingsbury Avenue in Watertown, Massachusetts. We moved into the facility in November 2024 and placed substantially all of those costs into service at that time.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024
	(in thousands)
Accrued payroll and related expenses	$2,930	$6,570
Accrued research and development expenses	1,571	3,087
Accrued professional fees	1,658	1,332
Accrued pharmaceutical drug manufacturing	1,138	930
Accrued other	1,017	1,628
	$8,314	$13,547

7. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,334,000 through March 31, 2025. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At March 31, 2025, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 4.3%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2024	$169,241
Royalty payable to purchaser	(8,135)
Payments on royalty sale liability	(9,241)
Interest expense, net of capitalized interest of $519	4,195
Balance - March 31, 2025	$156,060

9. Series 1 Nonconvertible Preferred Stock

As of March 31, 2025, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. The outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are carried at fair value as a liability on the Company’s condensed consolidated balance sheets.

10. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023, March 2024, December 2024, and March 2025, and its 2024 Inducement Stock Incentive Plan, which was adopted by the Board of Directors in April 2024 and amended in December 2024 for awards to new employees. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending March 31, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2024	5,184	$42.67	6.3	$1,416
Granted	1,162	8.65
Exercised	(11)	8.99
Forfeited	(45)	24.78
Expired	(265)	46.70
Outstanding as of March 31, 2025	6,025	$36.13	6.7	$—
Options vested and expected to vest as of March 31, 2025	6,025	$36.13	6.7	$—
Options exercisable as of March 31, 2025	3,650	$48.69	5.2	$—

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ending March 31, 2025:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2024	92	$27.98	92	$25.09
Granted	69	20.44	46	8.57
Vested	(68)	47.24	—	—
Cancelled	—	—	(45)	40.32
Unvested as of March 31, 2025	93	$8.47	93	$9.57

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending March 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2024	428	$36.37
Granted	166	8.77
Vested	(145)	41.61
Cancelled	(22)	21.10
Unvested as of March 31, 2025	427	$24.67

Stock-Based Compensation Expense

During the three and six months ended March 31, 2025 and 2024, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Research and development	$1,390	$1,794	$2,822	$3,849
General and administrative	3,298	3,767	7,532	9,811
	$4,688	$5,561	$10,354	$13,660

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Stock options	$3,001	$3,711	$6,344	$8,173
Restricted stock units	1,338	1,459	2,749	3,072
rTSRUs	174	258	447	703
Performance stock units	175	133	814	1,712
	$4,688	$5,561	$10,354	$13,660

During the three and six months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of March 31, 2025, the Company had an aggregate of $29,085 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.1 years.

11. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $1,305 and $363, respectively. The income tax benefit for the three months ended March 31, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $871. The income tax benefit for the three months ended March 31, 2024 was primarily due to interest earned on the federal income tax refund. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022, against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the '953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ‘953 patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and a hearing on the motions was held on July 31, 2024. On December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The Company filed its opening brief with the Federal Circuit on March 21, 2025. The timing for a decision on the appeal is currently uncertain. The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025.

Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease is for office space located at 400 Talcott Avenue and the second lease is for office and laboratory space located at 4 Kingsbury Avenue.

Future annual minimum facility and equipment lease payments, net of the tenant improvement allowance under the Company’s 4 Kingsbury Avenue lease, as of March 31, 2025, are as follows:

Years ended September 30,	(in thousands)
Remaining fiscal 2025	$4,555
2026	8,467
2027	8,721
2028	8,983
2029	9,252
Thereafter	50,595
Total future minimum lease payments	90,573
Less: imputed interest	(30,372)
Less: tenant improvement allowance	(1,469)
Total operating lease liabilities	$58,732

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

Overview

We are a biotechnology company that uses our robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs for virology and immunology indications.

Virology:

We discovered glecaprevir, the second of two antiviral protease inhibitors developed through our collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and leading cause of U.S. hospitalization in young children and a significant cause of respiratory illness in older adults. Estimates suggest that, on average, each year RSV leads to three million hospitalizations globally in children under 5 years old and 177,000 hospitalizations in the U.S. in adults over the age of 65. Populations at high risk for severe RSV infection include infants and young children, adults older than 65 years of age, and those with comorbidities such as chronic heart or lung disease.

We also have development stage programs in virology for the following disease targets:

•
SARS-CoV-2, the virus that causes COVID-19, with estimates suggesting that COVID-19 continues to have a disease burden greater than influenza, with hospitalization and death among the elderly and those with comorbidities, persistent symptoms referred to as long COVID, and new variants emerging on a regular basis; and
•
Hepatitis B virus, or HBV, the most prevalent chronic hepatitis, which is estimated by the World Health Organization to affect close to 300 million individuals worldwide.

Immunology:

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of inflammatory disease by targeting key mechanisms of immune response. Our initial focus has been on mechanisms involved in an overactive type 2 immune phenotype, which is the response of the immune system upon encountering infections or allergens. An overactive response is a primary driver of a number of inflammatory diseases.

Our initial immunology targets involve the following mechanisms of immune response:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell activity, a primary driver of inflammation in the skin and implicated in multiple allergic diseases; and
•
STAT6, a transcription factor uniquely responsible for interleukin-4 (IL-4)/interleukin-13 (IL-13) cell signaling, which drives a type 2 dominant phenotype and downstream inflammation.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our initial immunology drug development proof-of-concept efforts on the following disease indications:

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

As of March 31, 2025, we had $193.4 million in cash, cash equivalents and short-term marketable securities. We expect that our existing cash, cash equivalents, short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties and our $33.8 million federal tax refund received in April 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology and immunology.

RSV. In virology, we have two clinical stage candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both of these compounds are replication inhibitors that work by shutting down replication and the production of new virions, as opposed to the other mechanism in development of fusion inhibition that only blocks viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein for both major subgroups of RSV, referred to as RSV-A and RSV-B. Zelicapavir is being studied in two Phase 2 studies, each in a different high risk patient population. EDP-323, which also has a Fast Track designation from the FDA, is an inhibitor of the RSV L-protein for both major subgroups of RSV that has recently completed a Phase 2 challenge study. We will evaluate potential partnership opportunities to advance our RSV programs to the next stage of clinical development.

•
Zelicapavir - N-protein Inhibitor Candidate: Zelicapavir is a once-daily, oral, direct-acting antiviral selectively targeting the N-protein that demonstrated statistically significant reductions in RSV viral load and symptoms in a human challenge model, Phase 2 clinical study. Zelicapavir was also tested in another Phase 2 exploratory study of otherwise healthy young adults (not at high-risk for serious outcomes with RSV) to understand viral response to treatment in community-acquired RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on its growing safety profile, we are continuing to evaluate zelicapavir in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need:
o
Pediatric Study of Zelicapavir: In December 2024, we announced positive topline results from the first-in-pediatrics Phase 2 randomized, double-blind, placebo-controlled study evaluating zelicapavir in approximately 90 hospitalized and non-hospitalized children aged 28 days to 36 months with RSV. This Phase 2 study was a randomized, double-blind, dose ranging, placebo-controlled study in hospitalized and non- hospitalized pediatric patients with RSV aged 28 days to 36 months. The first part of the study included dose ranging in two different age cohorts, focused on safety and pharmacokinetics (PK), and the second part of the study focused on virology outcomes from a single dose selected from the first part of the study.
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

o
High-Risk Adults Study of Zelicapavir: We also have an ongoing Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Patients enrolled in the study are treated with zelicapavir or placebo for five days, and the primary endpoint is time to resolution of RSV lower respiratory tract disease symptoms. We recently met our target enrollment of 180 patients and we are continuing enrollment to capture the remainder of the Northern Hemisphere RSV season. Enrollment will complete before the end of May 2025, with topline data expected in late third quarter of 2025.
•
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is an oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations.
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

Immunology. We are designing and developing highly potent and selective, oral, small molecule inhibitors targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical stage program to develop oral KIT inhibitors to treat CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral KIT inhibitors, which are in preclinical development. In the fourth quarter of 2024, we selected our lead development candidate, EPS-1421. This candidate demonstrates potent nanomolar activity in both binding and cellular function assays, with sub-nanomolar activity in vivo, and is highly selective for KIT versus other kinases. This inhibitor also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion (ADME) properties. We are conducting scale-up activities and IND-enabling studies for this program in 2025.

•
STAT6 Inhibitors. We have a discovery stage program to develop oral STAT6 inhibitors for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have discovered novel, potent and selective oral STAT6 inhibitors, which are being optimized in the discovery stage. Our prototype inhibitors demonstrate nanomolar potency and high selectivity for STAT6 over other STATs in both biochemical and cellular assays, with good intrinsic permeability and oral bioavailability. Importantly, a prototype inhibitor resulted in complete inhibition of phosphorylated STAT6, or pSTAT6, in a mouse model, demonstrating in vivo STAT6 target engagement after a single dose with rapid and complete inhibition of pSTAT6. We are continuing to evaluate multiple compounds in preclinical studies, including toxicology studies, and conducting lead optimization activities. Our goal is to select a lead development candidate in the second half of 2025.
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

To date, we have funded our operations primarily through milestone and royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties and our $33.8 million federal tax refund received in April 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for chronic HCV.

The following table is a summary of revenue recognized for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Revenue
Royalty revenue	$14,926	$17,054	$31,885	$35,057
Total revenue	$14,926	$17,054	$31,885	$35,057

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we anticipate a reduction in our external research and development expenses, primarily driven by the completion of the Phase 2a human challenge study of EDP-323 and the Phase 2b study of zelicapavir in pediatric patients. These milestones, along with strategic adjustments, have positioned us to reduce spending in 2025 while maintaining our commitment to advancing key programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts, including as a result of tariffs, in future periods.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$14,926	$17,054
Research and development	28,065	35,585
General and administrative	11,388	14,235
Interest expense	(1,714)	(2,563)
Interest and investment income, net	2,292	3,809
Income tax benefit	1,305	363
Net loss	$(22,644)	$(31,157)

Revenue

We recognized revenue of $14.9 million during the three months ended March 31, 2025 as compared to $17.1 million during the three months ended March 31, 2024. The $2.1 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2024.

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

Research and development expenses

	Three Months Ended March 31,
	2025	2024
	(in thousands)
R&D programs:
Virology
RSV	$17,794	$25,707
COVID-19	286	732
HBV	26	106
Total Virology	$18,106	$26,545
Immunology
KIT	3,588	4,189
STAT6	3,705	484
Total Immunology	$7,293	$4,673
Other Programs
Early discovery	42	58
Other programs for out-licensing	2,624	4,309
Total Other Programs	$2,666	$4,367
.
Total research and development expenses	$28,065	$35,585

Research and development expenses for the three months ended March 31, 2025 decreased by $7.5 million compared to the same period in 2024.

Virology

The costs in our virology program decreased $8.4 million primarily due to the timing of clinical trials in our RSV program and to a lesser extent, a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations.

Immunology

The costs in our immunology programs increased by $2.6 million primarily due to the initiation of preclinical studies and lead optimization activities for our STAT6 program.

Other Programs

Other program costs decreased by $1.7 million primarily due to the completion of the discovery-stage activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $2.8 million for the three months ended March 31, 2025 compared to the same period in 2024. The change was primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased $0.8 million for the three months ended March 31, 2025, as compared to the same period in 2024 due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased $1.5 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was due to lower cash and investment balances year over year.

Income tax benefit

The income tax benefit during the three months ended March 31, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $871. The income tax benefit during the three months ended March 31, 2024 related to interest recorded on our federal tax refund. We received $33.8 million in April 2025 related to our outstanding income tax receivable as of March 31, 2025.

Results of Operations

Comparison of the Six Months Ended March 31, 2025 and 2024

	Six Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$31,885	$35,057
Research and development	55,721	71,956
General and administrative	24,234	30,753
Interest expense	(3,676)	(6,004)
Interest and investment income, net	5,091	8,107
Income tax benefit	1,721	985
Net loss	$(44,934)	$(64,564)

Revenue

We recognized revenue of $31.9 million during the six months ended March 31, 2025 as compared to $35.1 million during the six months ended March 31, 2024. The $3.2 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2024.

Research and development expenses

	Six Months Ended March 31,
	2025	2024
	(in thousands)
R&D programs:
Virology
RSV	$36,207	$50,001
COVID-19	416	3,983
HBV	76	172
Total Virology	$36,699	$54,156
Immunology
KIT	7,845	8,120
STAT6	5,993	575
Total Immunology	$13,838	$8,695
Other Programs
Early discovery	124	426
Other programs for out-licensing	5,060	8,679
Total Other Programs	$5,184	$9,105

Total research and development expenses	$55,721	$71,956

Research and development expenses for the six months ended March 31, 2025 decreased by $16.2 million compared to the same period in 2024.

Virology

The costs in our virology program decreased $17.5 million primarily due to the timing of our clinical trials in our RSV program and to a lesser extent, a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations.

Immunology

The costs in our immunology programs increased by $5.1 million primarily due to the initiation of preclinical studies and lead optimization activities for our STAT6 program.

Other Programs

Other program costs decreased by $3.9 million primarily due to the completion of the discovery-stage activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $6.5 million for the six months ended March 31, 2025 compared to the same period in 2024. The change was primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased $2.3 million for the six months ended March 31, 2025, as compared to the same period in 2024 due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased $3.0 million for the six months ended March 31, 2025, as compared to the same period in 2024. The decrease was due to lower cash and investment balances year over year.

Income tax benefit

The income tax benefit during the six months ended March 31, 2025 was primarily due to an additional federal tax refund from a net operating loss carryback of $871. The income tax benefit during the six months ended March 31, 2024 related to interest recorded on our federal tax refund. We received $33.8 million in April 2025 related to our outstanding income tax receivable as of March 31, 2025.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At March 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $193.4 million.

The following table shows a summary of our cash flows:

	Six Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(30,289)	$(53,589)
Investing activities	64,534	45,507
Financing activities	(11,873)	(13,764)
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,372	$(21,846)

Net cash used in operating activities

Cash used in operating activities was $30.3 million for the six months ended March 31, 2025 as compared to cash used in operating activities of $53.6 million for the same period in 2024. Our cash used in operating activities decreased $23.3 million primarily due to lower research and development payments, offset by lower cash receipts associated with our AbbVie agreement.

Net cash provided by investing activities

Cash provided by investing activities was $64.5 million for the six months ended March 31, 2025 as compared to cash provided by investing activities of $45.5 million for the same period in 2024. Our cash provided by investing activities increased $19.0 million, driven by the timing of maturities of marketable securities in 2025 compared to 2024.

Net cash used in financing activities

Cash used in financing activities was $11.9 million for the six months ended March 31, 2025 as compared to cash used in financing activities of $13.8 million for the same period in 2024. Our cash used in financing activities decreased $1.9 million, driven primarily by lower payments on our royalty sale agreement with OMERS.

Funding Requirements

As of March 31, 2025, we had $193.4 million in cash, cash equivalents and short-term marketable securities. We believe that our existing cash, cash equivalents and short-term marketable securities as of March 31, 2025, as well as our $33.8 million federal tax refund received in April 2025 and our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $4.6 million for the remainder of 2025, $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, and $50.6 million thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to such risk factors during the quarter ended March 31, 2025. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	2019 Equity Incentive Plan (as amended March 2025)	8-K	03/17/2025	10.1	001-35839

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 14, 2025

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)