Form 10-Q
period 2025-06-30
ENANTA PHARMACEUTICALS INC
filed 2025-08-13
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 21,377,923 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,812	$37,233
Short-term marketable securities	159,299	210,953
Accounts receivable	8,333	6,646
Prepaid expenses and other current assets	10,240	12,413
Income tax receivable	24	31,999
Short-term restricted cash	—	608
Total current assets	222,708	299,852
Property and equipment, net	36,617	32,688
Operating lease, right-of-use assets	38,250	40,658
Long-term restricted cash	3,360	3,360
Other long-term assets	94	94
Total assets	$301,029	$376,652
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,547	$8,002
Accrued expenses and other current liabilities	10,853	13,547
Liability related to the sale of future royalties	27,755	34,462
Operating lease liabilities	2,394	1,524
Total current liabilities	44,549	57,535
Liability related to the sale of future royalties, net of current portion	119,943	134,779
Operating lease liabilities, net of current portion	55,656	53,943
Series 1 nonconvertible preferred stock	1,350	1,350
Other long-term liabilities	252	231
Total liabilities	221,750	247,838
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,378 and 21,194 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	214	212
Additional paid-in capital	465,696	451,340
Accumulated other comprehensive (loss) gain	(402)	302
Accumulated deficit	(386,229)	(323,040)
Total stockholders' equity	79,279	128,814
Total liabilities and stockholders' equity	$301,029	$376,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue
Royalty revenue	$18,314	$17,971	$50,199	$53,028
Total revenue	18,314	17,971	50,199	53,028
Operating expenses:
Research and development	27,210	28,742	82,931	100,698
General and administrative	9,997	13,414	34,231	44,167
Total operating expenses	37,207	42,156	117,162	144,865
Loss from operations	(18,893)	(24,185)	(66,963)	(91,837)
Other income (expense):
Interest expense	(1,618)	(2,355)	(5,294)	(8,359)
Interest and investment income, net	2,285	3,487	7,376	11,594
Total other income, net	667	1,132	2,082	3,235
Loss before income taxes	(18,226)	(23,053)	(64,881)	(88,602)
Income tax (expense) benefit	(29)	395	1,692	1,380
Net loss	$(18,255)	$(22,658)	$(63,189)	$(87,222)
Net loss per share, basic and diluted	$(0.85)	$(1.07)	$(2.96)	$(4.12)
Weighted average common shares outstanding, basic and diluted	21,377	21,180	21,322	21,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(18,255)	$(22,658)	$(63,189)	$(87,222)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(178)	14	(704)	521
Total other comprehensive (loss) income	(178)	14	(704)	521
Comprehensive loss	$(18,433)	$(22,644)	$(63,893)	$(86,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816
Vesting of restricted stock units, net of withholding	44	1	(128)	—	—	(127)
Stock-based compensation expense	—	—	4,688	—	—	4,688
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,644)	(22,644)
Balances, March 31, 2025	21,377	$214	$461,522	$(224)	$(367,974)	$93,538
Vesting of restricted stock units, net of withholding	1	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	4,177	—	—	4,177
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(18,255)	(18,255)
Balances, June 30, 2025	21,378	$214	$465,696	$(402)	$(386,229)	$79,279

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2023	21,059	$211	$424,693	$(1,174)	$(206,995)	$216,735
Vesting of restricted stock units, net of withholding	97	1	(184)	—	—	(183)
Stock-based compensation expense	—	—	8,099	—	—	8,099
Other comprehensive income	—	—	—	640	—	640
Net loss	—	—	—	—	(33,407)	(33,407)
Balances, December 31, 2023	21,156	$212	$432,608	$(534)	$(240,402)	$191,884
Exercise of stock options	6	—	51	—	—	51
Vesting of restricted stock units, net of withholding	17	—	(92)	—	—	(92)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Other comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(31,157)	(31,157)
Balances, March 31, 2024	21,179	$212	$438,128	$(667)	$(271,559)	$166,114
Exercise of stock options	3	—	28	—	—	28
Stock-based compensation expense	—	—	5,417	—	—	5,417
Other comprehensive income	—	—	—	14	—	14
Net loss	—	—	—	—	(22,658)	(22,658)
Balances, June 30, 2024	21,182	$212	$443,573	$(653)	$(294,217)	$148,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(63,189)	$(87,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,531	19,077
Depreciation and amortization expense	3,302	1,857
Non-cash interest associated with the sale of future royalties	(1,399)	(620)
Non-cash royalty revenue	(2,020)	514
Amortization of premiums on marketable securities	1,461	64
Loss on disposal of property and equipment	6	—
Change in operating assets and liabilities:
Accounts receivable	(1,687)	438
Prepaid expenses and other current assets	2,173	(1,997)
Income tax receivable	31,975	(1,451)
Operating lease, right-of-use assets	3,607	4,558
Other long-term assets	—	698
Accounts payable	(588)	1,124
Accrued expenses	(2,360)	(6,047)
Operating lease liabilities	1,384	1,079
Other long-term liabilities	21	(436)
Net cash used in operating activities	(12,783)	(68,364)
Cash flows from investing activities
Purchase of marketable securities	(141,008)	(307,283)
Proceeds from maturities and sale of marketable securities	190,497	355,442
Purchase of property and equipment	(11,438)	(8,997)
Net cash provided by investing activities	38,051	39,162
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(18,124)	(20,215)
Payments for settlement of share-based awards	(267)	(275)
Proceeds from the exercise of stock options	94	79
Net cash used in financing activities	(18,297)	(20,411)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,971	(49,613)
Cash, cash equivalents and restricted cash at beginning of period	41,201	89,356
Cash, cash equivalents and restricted cash at end of period	$48,172	$39,743
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$1,396	$6,416
Operating lease liabilities arising from obtaining right-of-use assets	$1,199	$22,975
Supplemental disclosure of cash flow information
Cash paid for interest	$7,185	$9,187
Cash received from tenant improvement allowances	$5,146	$4,622
Cash received from income tax refund	$33,785	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs for virology and immunology indications. The Company discovered glecaprevir, the second of two antiviral protease inhibitors developed through its collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and nine months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025 and results of operations for the three and nine months ended June 30, 2025 and 2024 and cash flows for the nine months ended June 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2025.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $63,189 for the nine months ended June 30, 2025 and $116,045 for the year ended September 30, 2024. As of June 30, 2025, the Company had an accumulated deficit of $386,229. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of June 30, 2025, the Company had $204,111 in cash, cash equivalents and short-term marketable securities. The Company expects that its cash, cash equivalents and short-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

	As of June 30,
	2025	2024
	(in thousands)
Options to purchase common stock	5,953	5,236
Unvested rTSRUs	93	92
Unvested PSUs	93	92
Unvested restricted stock units	414	436

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2025 and September 30, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$28,119	$—	$—	$28,119
Marketable securities:
U.S. Treasury notes	159,299	—	—	159,299
	$187,418	$—	$—	$187,418
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$33,448	$—	$—	$33,448
Marketable securities:
U.S. Treasury notes	210,953	—	—	210,953
	$244,401	$—	$—	$244,401
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,350	$1,350
	$—	$—	$1,350	$1,350

During the three and nine months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 1 instruments are valued using quoted prices in active markets. The fair value of Level 2 instruments classified as marketable securities are typically determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The 1,930 outstanding shares of Series 1 nonconvertible preferred stock as of June 30, 2025 and September 30, 2024 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	June 30,	September 30,
Unobservable Input	2025	2024
Probabilities of payout	0%-65%	0%-65%
Discount rate	9.00%	9.00%

There were no changes in the fair value of nonconvertible preferred stock during the three and nine months ended June 30, 2025 and 2024.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2025 and is based on current estimates of future royalties expected to be paid to OMERS over the next 7 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of June 30, 2025 and September 30, 2024, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$159,317	$41	$(59)	$—	$159,299
	$159,317	$41	$(59)	$—	$159,299

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$210,267	$686	$—	$—	$210,953
	$210,267	$686	$—	$—	$210,953

As of June 30, 2025 and September 30, 2024, marketable securities consisted of investments that mature within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2025 and September 30, 2024:

	June 30,	September 30,
	2025	2024
	(in thousands)
Leasehold improvements	$36,823	$13,975
Laboratory and office equipment	16,092	15,701
Furniture	3,404	3,117
Computer equipment	859	1,101
Purchased software	615	1,093
Construction in progress	1,345	22,748
	59,138	57,735
Less: Accumulated depreciation and amortization	(22,521)	(25,047)
	$36,617	$32,688

As of September 30, 2024, construction in progress related primarily to leasehold improvements for the new laboratory and office space located at 4 Kingsbury Avenue in Watertown, Massachusetts. We moved into the facility in November 2024 and placed substantially all of those costs into service at that time.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and September 30, 2024:

	June 30,	September 30,
	2025	2024
	(in thousands)
Accrued payroll and related expenses	$4,773	$6,570
Accrued research and development expenses	2,448	3,087
Accrued professional fees	1,305	1,332
Accrued pharmaceutical drug manufacturing	1,358	930
Accrued other	969	1,628
	$10,853	$13,547

7. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,341,000 through June 30, 2025. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At June 30, 2025, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 4.1%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2024	$169,241
Royalty payable to purchaser	(9,981)
Payments on royalty sale liability	(17,375)
Interest expense, net of capitalized interest of $519	5,813
Balance - June 30, 2025	$147,698

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

The following table summarizes stock option activity, including performance-based options, for the year-to-date period ending June 30, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2024	5,184	$42.67	6.3	$1,416
Granted	1,182	8.62
Exercised	(11)	8.99
Forfeited	(88)	20.37
Expired	(314)	47.98
Outstanding as of June 30, 2025	5,953	$36.02	6.4	$92
Options vested and expected to vest as of June 30, 2025	5,953	$36.02	6.4	$92
Options exercisable as of June 30, 2025	3,873	$46.84	5.2	$17

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ending June 30, 2025:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2024	92	$27.98	92	$25.09
Granted	69	20.44	46	8.57
Vested	(68)	47.24	—	—
Cancelled	—	—	(45)	40.32
Unvested as of June 30, 2025	93	$8.47	93	$9.57

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending June 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2024	428	$36.37
Granted	176	8.67
Vested	(146)	41.35
Cancelled	(44)	16.71
Unvested as of June 30, 2025	414	$24.92

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2025 and 2024, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$1,783	$1,738	$4,605	$5,587
General and administrative	2,394	3,679	9,926	13,490
	$4,177	$5,417	$14,531	$19,077

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$2,805	$3,632	$9,149	$11,805
Restricted stock units	1,262	1,525	4,011	4,597
rTSRUs	110	260	557	963
Performance stock units	—	—	814	1,712
	$4,177	$5,417	$14,531	$19,077

During the three and nine months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of June 30, 2025, the Company had an aggregate of $24,193 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.9 years.

10. Income Taxes

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $29 and an income tax benefit of $395, respectively. The income tax benefit for the three months ended June 30, 2024 was primarily due to interest earned on the federal income tax refund. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022, against Pfizer, Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the ’953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ’953 patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and a hearing on the motions was held on July 31, 2024. On December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The Company filed its opening brief with the Federal Circuit on March 21, 2025. On May 21, 2025, Pfizer filed its response brief. The Company filed its reply on June 13, 2025. The timing for a decision on the appeal is currently uncertain. The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.

Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease is for office space located at 400 Talcott Avenue and the second lease is for office and laboratory space located at 4 Kingsbury Avenue.

Future annual minimum facility and equipment lease payments, net of the tenant improvement allowance under the Company’s 4 Kingsbury Avenue lease, as of June 30, 2025, are as follows:

Years ended September 30,	(in thousands)
Remaining fiscal 2025	$2,168
2026	8,467
2027	8,721
2028	8,983
2029	9,252
Thereafter	50,595
Total future minimum lease payments	88,186
Less: imputed interest	(29,071)
Less: tenant improvement allowance	(1,065)
Total operating lease liabilities	$58,050

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

Virology:

We discovered glecaprevir, the second of two antiviral protease inhibitors developed through our collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017.

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

Immunology:

In immunology, we are designing and developing highly potent and selective oral small molecule inhibitors for the treatment of inflammatory disease by targeting key mechanisms of immune response. Our initial focus has been on mechanisms involved in an overactive type 2 immune phenotype, which is part of the immune response upon encountering infections or allergens. An overactive response is a primary driver of a number of inflammatory diseases.

Our initial immunology targets involve the following mechanisms:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell survival and activation, including release of potent inflammatory mediators such as histamine, which is a primary driver of inflammation in the skin and implicated in multiple allergic diseases; and
•
STAT6, a transcription factor uniquely responsible for interleukin-4 (IL-4)/interleukin-13 (IL-13) cell signaling, which drives a type 2 dominant phenotype and downstream inflammation.

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

As of June 30, 2025, we had $204.1 million in cash, cash equivalents and short-term marketable securities. Based on our operating plan, we expect that our existing cash, cash equivalents, short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

Our Wholly-Owned Programs

Our primary wholly-owned research and development programs are in virology and immunology.

RSV. In virology, we have two clinical stage candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both of these compounds are replication inhibitors that work by shutting down replication and the production of new virions, as opposed to the other mechanism in development of fusion inhibition that only blocks viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein for both major subgroups of RSV, referred to as RSV-A and RSV-B. Zelicapavir has been studied in two Phase 2 studies, each in a different high-risk patient population. EDP-323, which also has a Fast Track designation from the FDA, is an inhibitor of the RSV L-protein for both major subgroups of RSV that has completed a Phase 2 challenge study. We will evaluate potential partnership opportunities to advance our RSV programs to the next stage of clinical development.

•
Zelicapavir - N-protein Inhibitor Candidate: Zelicapavir is a once-daily, oral, direct-acting antiviral selectively targeting the N-protein that demonstrated statistically significant reductions in RSV viral load and symptoms in a human challenge model, Phase 2 clinical study. Zelicapavir was also tested in another Phase 2 exploratory study of otherwise healthy young adults (not at high risk for serious outcomes with RSV) to understand viral response to treatment in community-acquired RSV infection. With these studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 500 subjects exposed to zelicapavir to date. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Based on its growing safety profile, we are continuing to evaluate zelicapavir in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need:
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
▪
Zelicapavir demonstrated a favorable safety profile over the 5-day dosing period and through 23 days of follow-up. There were no adverse effects leading to treatment discontinuation or study withdrawal.
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
o
High-Risk Adults Study of Zelicapavir: We also have an ongoing Phase 2b study in adults with RSV infection who are at high risk of complications. This includes patients who are older than 65 years of age and/or those who have asthma, chronic obstructive pulmonary disease, or COPD, or congestive heart failure. Patients enrolled in the study were treated with zelicapavir or placebo for five days, with a primary endpoint of time to resolution of RSV lower respiratory tract disease symptoms. Enrollment of 186 patients was completed in May 2025, with topline data expected in September 2025.
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

Immunology. We are designing and developing highly potent and selective oral small molecule inhibitors targeting the following mechanisms of immune response:

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
•
STAT6 Inhibitors. We have a discovery stage program to develop an oral STAT6 inhibitor for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. Our prototype inhibitors demonstrate nanomolar potency and high selectivity for STAT6 over other STATs in both biochemical and cellular assays, with good intrinsic permeability and oral bioavailability. In addition, after a single oral dose, our prototype inhibitors have demonstrated rapid and complete inhibition of phosphorylated STAT6 in a mouse model. We are continuing to evaluate multiple compounds in preclinical studies, including toxicology studies, and conducting lead optimization activities. Our goal is to select a lead development candidate in the second half of 2025.
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

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of acute or chronic HCV. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. The first protease inhibitor developed through this collaboration, paritaprevir, is part of AbbVie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET for the treatment of chronic HCV. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the 2-DAA glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1. In June 2025, the FDA approved a label expansion for MAVYRET as the first and only treatment for acute HCV.

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. As of the date of this report, we are conducting a Phase 2b study of zelicapavir in high-risk adults, which completed enrollment in May 2025, and have completed a Phase 2b study of zelicapavir in pediatric patients and a Phase 2a human challenge study of EDP-323. We are also conducting preclinical research and discovery efforts in the field of immunology.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we anticipate a reduction in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs. These milestones, along with strategic adjustments, have positioned us to reduce spending in 2025 while maintaining our commitment to advancing key programs.

To date, we have funded our operations primarily through milestone and royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for HCV.

The following table is a summary of revenue recognized for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Royalty revenue	$18,314	$17,971	$50,199	$53,028
Total revenue	$18,314	$17,971	$50,199	$53,028

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

Internal Programs

As our internal product candidates are currently in clinical or preclinical development, we have not generated any revenue from our own product sales. We do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we anticipate a reduction in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs. These milestones, along with strategic adjustments, have positioned us to reduce spending in 2025 while maintaining our commitment to advancing key programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts, including as a result of tariffs, in future periods.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our best estimate of taxable net income (loss), applicable income tax rates, net research and development tax credits and carryforwards, net operating loss carrybacks and interest earned on such refunds, changes in valuation allowance estimates and deferred income taxes.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenue	$18,314	$17,971
Research and development	27,210	28,742
General and administrative	9,997	13,414
Interest expense	(1,618)	(2,355)
Interest and investment income, net	2,285	3,487
Income tax (expense) benefit	(29)	395
Net loss	$(18,255)	$(22,658)

Revenue

We recognized revenue of $18.3 million during the three months ended June 30, 2025 as compared to $18.0 million during the three months ended June 30, 2024. The $0.3 million increase in revenue was primarily due to AbbVie’s higher reported HCV sales as compared to the same period in 2024.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen, the number of patients treated and the effect of the label expansion for MAVYRET in the United States for the treatment of patients with acute HCV. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

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

Research and development expenses

	Three Months Ended June 30,
	2025	2024
	(in thousands)
R&D programs:
Virology
RSV	$15,412	$17,935
COVID-19	88	(112)
HBV	49	67
Total Virology	$15,549	$17,890
Immunology
KIT	4,057	5,753
STAT6	4,678	1,886
Total Immunology	$8,735	$7,639
Other Programs
Early discovery	2,895	3,121
Other programs for out-licensing	31	92
Total Other Programs	$2,926	$3,213

Total research and development expenses	$27,210	$28,742

Research and development expenses for the three months ended June 30, 2025 decreased by $1.5 million compared to the same period in 2024.

Virology

The costs in our virology programs decreased by $2.3 million primarily due to the timing of clinical trials in our RSV programs.

Immunology

The costs in our immunology programs increased by $1.1 million primarily due to the ongoing preclinical studies and lead optimization activities for our STAT6 program.

Other Programs

Other program costs decreased by $0.3 million primarily due to the completion of the discovery-stage activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $3.4 million for the three months ended June 30, 2025 compared to the same period in 2024. The change was primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased by $0.7 million for the three months ended June 30, 2025, as compared to the same period in 2024 due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased by $1.2 million for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was due to lower cash and investment balances year over year.

Income tax (expense) benefit

The income tax expense during the three months ended June 30, 2025 was primarily due to state income taxes. The income tax benefit during the three months ended June 30, 2024 related to interest recorded on our $33.8 million federal tax refund, which we received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.

Results of Operations

Comparison of the Nine Months Ended June 30, 2025 and 2024

	Nine Months Ended June 30,
	2025	2024
	(in thousands)
Revenue	$50,199	$53,028
Research and development	82,931	100,698
General and administrative	34,231	44,167
Interest expense	(5,294)	(8,359)
Interest and investment income, net	7,376	11,594
Income tax benefit	1,692	1,380
Net loss	$(63,189)	$(87,222)

Revenue

We recognized revenue of $50.2 million during the nine months ended June 30, 2025 as compared to $53.0 million during the nine months ended June 30, 2024. The $2.8 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the same period in 2024.

Research and development expenses

	Nine Months Ended June 30,
	2025	2024
	(in thousands)
R&D programs:
Virology
RSV	$51,620	$67,936
COVID-19	504	3,871
HBV	125	239
Total Virology	$52,249	$72,046
Immunology
KIT	11,902	13,873
STAT6	10,670	2,462
Total Immunology	$22,572	$16,335
Other Programs
Early discovery	7,955	11,799
Other programs for out-licensing	155	518
Total Other Programs	$8,110	$12,317

Total research and development expenses	$82,931	$100,698

Research and development expenses for the nine months ended June 30, 2025 decreased by $17.8 million compared to the same period in 2024.

Virology

The costs in our virology programs decreased by $19.8 million primarily due to the timing of our clinical trials in our RSV programs and, to a lesser extent, a decrease in costs associated with our COVID-19 program as we stopped further internal development and will only progress the program in the context of one or more collaborations.

Immunology

The costs in our immunology programs increased by $6.2 million primarily due to the initiation of preclinical studies and lead optimization activities for our STAT6 program.

Other Programs

Other program costs decreased by $4.2 million primarily due to the completion of the discovery-stage activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $9.9 million for the nine months ended June 30, 2025 compared to the same period in 2024. The change was primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased by $3.1 million for the nine months ended June 30, 2025, as compared to the same period in 2024 due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased by $4.2 million for the nine months ended June 30, 2025, as compared to the same period in 2024. The decrease was due to lower cash and investment balances year over year.

Income tax benefit

The income tax benefit during the nine months ended June 30, 2025 was primarily due to an additional federal tax refund from a net operating loss carryback of $0.9 million. The income tax benefit during the nine months ended June 30, 2024 related to interest recorded on our federal tax refund. We received our federal tax refund of $33.8 million in April 2025.

On July 4, 2025, the U.S. government enacted the OBBBA, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing the impact of these changes on its consolidated financial statements.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At June 30, 2025, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $204.1 million.

The following table shows a summary of our cash flows:

	Nine Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(12,783)	$(68,364)
Investing activities	38,051	39,162
Financing activities	(18,297)	(20,411)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,971	$(49,613)

Net cash used in operating activities

Cash used in operating activities was $12.8 million for the nine months ended June 30, 2025 as compared to cash used in operating activities of $68.4 million for the same period in 2024. Our cash used in operating activities decreased $55.6 million primarily due to lower research and development payments and receipt of a $33.8 million income tax refund in April 2025, offset by lower cash receipts associated with our AbbVie agreement.

Net cash provided by investing activities

Cash provided by investing activities was $38.1 million for the nine months ended June 30, 2025 as compared to cash provided by investing activities of $39.2 million for the same period in 2024. Our cash provided by investing activities decreased $1.1 million, driven by the timing of maturities of marketable securities in 2025 compared to 2024.

Net cash used in financing activities

Cash used in financing activities was $18.3 million for the nine months ended June 30, 2025 as compared to cash used in financing activities of $20.4 million for the same period in 2024. Our cash used in financing activities decreased $2.1 million, driven primarily by lower payments on our royalty sale agreement with OMERS.

Funding Requirements

As of June 30, 2025, we had $204.1 million in cash, cash equivalents and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities as of June 30, 2025, as well as our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2028. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $2.2 million for the remainder of 2025, $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, and $50.6 million thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2024 Form 10-K.

There have been no material changes to such risk factors during the quarter ended June 30, 2025. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2025, the officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company set forth below adopted or terminated a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Securities Trading Policy and all of which were intended to satisfy Rule 10b5-1(c).

•
On April 16, 2025, Paul J. Mellett, our Chief Financial and Administrative Officer, terminated a previously adopted Rule 10b5-1 trading plan. The plan was originally adopted on June 14, 2024 and scheduled to run through May 30, 2025. No trades were executed under the plan.
•
On June 10, 2025, Jay R. Luly, Ph.D., our President, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading plan providing for the sale of up to 110,000 and 80,000 shares of common stock vested under outstanding stock options, which are set to expire on November 20, 2025 and November 18, 2026, respectively, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the plan in various periods between September 9, 2025 and May 29, 2026, or such earlier date as all authorized sales under the plan are completed.

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

Date: August 13, 2025

/s/ Paul J. Mellett
Paul J. Mellett Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)