Form 10-K
period 2025-09-30
ENANTA PHARMACEUTICALS INC
filed 2025-11-19
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2025, based on the last reported sale price of the registrant’s common stock of $5.52 per share was $110,592,792. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 4, 2025 was 28,862,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information for Part III of this Form 10-K will either (i) be incorporated by reference to portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, or (ii) if the Definitive Proxy is not filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end of September 30, 2025, it will be provided by amendment to this Form 10-K.

As used in this Form 10-K, “Enanta,” “the Company,” “we,” “our,” and “us” refer to Enanta Pharmaceuticals, Inc., and “MAVYRET/MAVIRET” refers to AbbVie’s HCV regimen consisting of tablets of glecaprevir/pibrentasvir, except where the context otherwise requires or as otherwise indicated. MAVYRET®, MAVIRET®, VIEKIRA PAK®, VIEKIRAX® and EXVIERA® are trademarks of AbbVie, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

For the year ended September 30, 2025

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
•
AbbVie may experience lower sales volume in future quarters, primarily due to a reduction in diagnoses and treatment rates of HCV.
•
AbbVie’s MAVYRETTM/MAVIRETTM regimen will have to continue to compete successfully against other products and therapies for HCV, including competition for exclusive arrangements with third-party payors and governmental entities as well as price competition, both in the U.S. and in other markets worldwide.
•
Beginning after June 30, 2023, 54.5% of our reported revenues represent payments that go directly to OMERS following our April 2023 sale of that portion of our MAVYRET/MAVIRET royalties earned through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times the purchase price.
•
Any further changes in royalty revenue earned under our AbbVie agreement or in the level of expenses associated with our research and clinical development programs, or both, will cause our results of operations to fluctuate from period to period. If AbbVie experiences lower sales volumes in future quarters combined with research and development expenses in support of our advancing programs, we expect to have continuing operating losses for the foreseeable future.
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
•
There are many companies developing potential therapies for RSV, type 2 immune and mast-cell-driven diseases and other virology and immunology indications, which may result in others discovering, developing or commercializing products before we do or doing so more successfully than we do.
•
In most of the disease areas currently the subject of our research and development efforts, there are other companies with product candidates that are more advanced than ours.
•
If we are not “first to market” or sufficiently differentiated with one of our product candidates in one or more of our targeted disease indications, such as CSU, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and/or market acceptance of that product candidate as a follow-on competitor.
•
Clinical drug development for viral infections and immunology indications involves a lengthy and expensive process with uncertain timelines, uncertain outcomes and evolving clinical endpoints for regulatory approvals. If clinical trials of any of our proprietary product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis.
•
Changes in regulatory requirements, policies and guidelines, including guidelines specifically addressing requirements for the development of treatments for RSV, type 2 immune and mast-cell-driven diseases or other virology and immunology indications could also delay the time required to reach regulatory approval of one or more of our product candidates.

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

Virology:

We discovered glecaprevir, the second of two antiviral protease inhibitors developed through our collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017 for the treatment of chronic HCV. MAVYRET® was also approved as the first and only treatment for acute HCV infection in June 2025.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and a leading cause of U.S. hospitalization in young children and a significant cause of respiratory illness in older adults. Populations at high risk for severe RSV infection include infants and young children, adults older than 65 years of age, and those with comorbidities such as chronic heart or lung disease. Recent CDC estimates suggest a significant RSV burden in the U.S., with up to 6.5 million outpatient visits, 350,000 hospitalizations and 23,000 deaths annually.

We also have clinical-stage programs in virology for SARS-CoV-2, the virus that causes COVID-19, and Hepatitis B virus, or HBV, the most prevalent chronic hepatitis.

Immunology

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of type 2 inflammatory disease by targeting key mechanisms of the immune response. An overactive response is a primary driver of a number of inflammatory diseases for which there is an enduring unmet need including atopic dermatitis, or AD, urticarias, asthma, prurigo nodularis, or PN, chronic rhinosinusitis with nasal polyps, or CRSwNP, as well as some forms of chronic obstructive pulmonary disease, or COPD, and other conditions. Based on industry reports, by 2030 the market is projected to be approximately $5 billion for urticaria, $30 billion for AD and $35 billion for the combined market of asthma, COPD, CRSwNP, and PN.

Our initial immunology targets involve the following mechanisms of immune response:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell survival and activation, including release of potent inflammatory mediators such as histamine, which is a primary driver of inflammation in the skin and implicated in multiple allergic diseases; and
•
STAT6, a transcription factor uniquely responsible for interleukin-4, or IL-4, and interleukin-13, or IL-13, cell signaling, which drives a type 2 dominant phenotype and downstream inflammation.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our initial immunology drug development proof-of-concept efforts on the following disease indications:

•
Chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75–3.5 million people with this condition at any given time in the U.S. alone or chronic inducible urticaria (CIndU) of various forms with a variety of known triggers; and
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom approximately 40% have moderate to severe disease.

As of September 30, 2025, we had $188.9 million in cash, cash equivalents and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents, and short-term marketable securities as of September

30, 2025, as well as the cash flows from our retained portion of future HCV royalties and the proceeds from our public offering in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our Wholly-Owned Programs

All of our development programs in virology and immunology are wholly-owned, including our RSV, KIT and STAT6 programs.

RSV. We have two clinical stage candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both candidates inhibit viral replication and the production of new virions. These clinical candidates differ from fusion inhibitors, which act only at viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein for both major subgroups of RSV, referred to as RSV-A and RSV-B. Zelicapavir has been studied in two Phase 2 studies, each in a different high-risk patient population. EDP-323, which also has a Fast Track designation from the FDA, is an inhibitor of the RSV L-protein for both major subgroups of RSV that has completed a Phase 2 challenge study. We are evaluating potential partnership opportunities to advance our RSV programs to the next stage of clinical development.

•
Zelicapavir - N-protein Inhibitor Candidate. Zelicapavir, a once-daily, oral, direct-acting antiviral selectively targeting the N-protein, has demonstrated statistically significant reductions in RSV viral load and symptoms in a human challenge model, Phase 2 clinical study. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral load and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. We are continuing to evaluate zelicapavir in high-risk populations, including pediatric patients and high-risk adults, all of which have significant unmet need:
o
High-Risk Adults Study of Zelicapavir. In September 2025, we announced positive topline results from a Phase 2b study in high-risk adults, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or congestive heart failure.
o
Pediatric Study of Zelicapavir. In December 2024, we announced positive topline results from the first-in-pediatrics Phase 2 randomized, double-blind, placebo-controlled study evaluating zelicapavir in hospitalized and non-hospitalized children aged 28 days to 36 months with RSV.

In these Phase 2 clinical studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 700 subjects exposed to zelicapavir to date.

•
EDP-323 - L-protein Inhibitor Candidate. Our second clinical RSV candidate, EDP-323, is an oral, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency against RSV-A and RSV-B in vitro and protected mice in a dose-dependent manner from RSV infection as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations.
o
Phase 2a Study of EDP-323. In September 2024, we announced positive topline results for EDP-323 in a Phase 2a challenge study of healthy adults infected with RSV.

Immunology. We are leveraging our expertise in developing inhibitors to design and develop highly potent and selective oral small molecule inhibitors targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical stage program to develop oral KIT inhibitors for the treatment of CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have selected EDP-978 as our clinical candidate. EDP-978 demonstrates potent nanomolar activity in both binding and cellular function assays, sub-nanomolar activity in vivo, and high selectivity for KIT versus other kinases. EDP-978 also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion (ADME) properties. We are finalizing the IND-enabling activities for this program in the fourth quarter of 2025 and expect to file an Investigational New Drug application, or IND, in the first quarter of 2026.
•
STAT6 Inhibitors. We have a preclinical stage program to develop oral inhibitors of the signal transducer and activator of transcription 6 transcription factor, known as STAT6, for the treatment of type 2 immune driven diseases. We are initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have selected EPS-3903 as our lead development candidate. EPS-3903 inhibits STAT6 with nanomolar potency in both binding and cellular assays and is highly selective for STAT6 versus other STATs. EPS-3903 also demonstrates a rapid, continuous and complete (>90%) inhibition of phosphorylated STAT6 after oral dosing in mice. Importantly, EPS-3903 shows in vivo efficacy comparable to dupilumab, or an anti-mouse IL-4/IL-13 antibody, in multiple disease models of asthma (ovalbumin, house dust mite) and AD (MC903). EPS-3903 displays favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We have initiated IND-enabling activities with the goal of filing an IND in the second half of 2026.
•
We plan to expand our presence in immunology with the introduction of a third program in the fourth quarter of 2025.

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

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. In June 2025 it was also approved by the FDA as the first and only treatment for acute HCV infection. This patented combination, currently marketed under the brand names MAVYRET®(U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. This regimen is a once-daily, all-oral, fixed-dose, ribavirin-free treatment for HCV genotypes 1-6, or GT1-6, which is referred to as being pan-genotypic. In the U.S., EU and Japan it is approved as an 8-week treatment for patients with and without compensated cirrhosis and new to treatment. Today, these patients are estimated to represent the majority of HCV patients in over 50 countries where MAVYRET/MAVIRET is sold by AbbVie and where MAVYRET/MAVIRET remains the only 8-week pan-genotypic HCV treatment. The first protease inhibitor developed through this collaboration, paritaprevir, is part of AbbVie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET.

Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1. In April 2023, we sold 54.5% of our future MAVYRET/MAVIRET royalties to an affiliate of OMERS, a Canadian public employee pension fund, for a $200.0 million cash payment, subject to a cap of total royalties sold equal to 1.42 times the cash payment.

Our Strategy

Our primary objective is to become a leader in the discovery and development of small molecule drugs with an emphasis on first-in-disease treatments for RSV and best-in-class small molecule treatments for diseases with significant unmet medical needs in immunology. Our strategy includes the following key elements:

•
Advance clinical development of novel virology product candidates for RSV. We have completed clinical studies of two compounds discovered in our research program for RSV, a viral infection for which there is currently no safe and effective treatment and as such there exists a substantial unmet medical need. We are evaluating potential partnership opportunities to advance our RSV programs to the next stage of clinical development.

•
Advance our preclinical immunology portfolio of novel, oral inhibitors. We have ongoing discovery and preclinical efforts targeting multiple mechanisms of the immune response, including KIT, addressing mast cell driven diseases, with an initial focus on CSU. We also have a preclinical program targeting the STAT6 pathway, with an initial focus on AD.
•
Invest in research and development of compounds against other immunology targets. We are continuing to invest resources in our research programs to identify and advance additional novel compounds that have the potential to address significant unmet medical needs in immunology. We may also seek to augment our product candidate pipeline through the acquisition or in-licensing of external assets and/or technologies in one or more of our disease areas of focus.
•
Collaborate or out-license, where and when appropriate, with pharmaceutical partners to accelerate the development and commercialization of our proprietary compounds and/or create combination therapies. We may choose to collaborate with other companies to accelerate the global clinical development of one or more of our product candidates. We are also prepared to join forces, where and when appropriate, with collaborators where there is the potential for better treatments with combination therapies, as we did in HCV. Our decisions regarding our proprietary programs will be based on the results of our studies and the potential for collaborations, including combinations with one or more drugs targeting other mechanisms of action in these diseases.
•
Continue to use our existing resources and future cash flow from our AbbVie collaboration to fund our research and development activities. Based on our operating plan, we believe our existing financial resources, as well as the cash flows from our retained portion of future HCV royalties and the proceeds from our October 2025 public offering, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. These resources will allow us to continue to advance compounds in clinical development and to progress the most promising candidates at least through proof-of-concept trials. Further development of any compound as a monotherapy or in combinations with other therapeutic agents when we believe such combinations will provide the most promising opportunities will require additional financial resources.

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

Our RSV Program

Background and Overview of RSV

Respiratory syncytial virus, or RSV, is a virus that infects the lungs and is the most common cause of bronchiolitis and pneumonia in young children and a significant cause of respiratory illness in older adults, with estimates in the United States of up to 350,000 hospitalizations and up to 6.5 million outpatient visits during the 2024-2025 season. Populations at high risk for severe RSV infection include infants and young children, adults older than 65 years of age, and those with comorbidities such as chronic heart or lung disease. There are currently no safe and effective therapies for RSV infection.

There are two long-acting monoclonal antibody products recently approved for prophylaxis use in all infants from AstraZeneca/Sanofi (BEYFORTUS®) and Merck (ENFLONSIA™), with BEYFORTUS also approved for those at risk up to 24 months of age. A maternal vaccine (ABRYSVO®/Pfizer) has been approved for women and is recommended at 32-36 weeks (U.S.) & 24-36 weeks (EU) of pregnancy during the RSV season. In addition, two RSV vaccines have been approved in high-risk adults age 18-59 years and for all adults aged 60 years and above (ABRYSVO®/Pfizer and Moderna/mRESVIA®) and a third RSV vaccine has been approved for high-risk adults age 50-59 years and for all adults age 60 years old and above (GSK/AREXVY®).

While prophylaxis options have recently become available, there is still a significant unmet need for safe and effective antiviral treatments in patients at high-risk for serious RSV outcomes. The adoption of RSV vaccines has declined year over year, especially as the CDC recommendation for a single RSV vaccine dose is now restricted to high-risk adults age 50-74 years and for all adults 75 years and above, which is narrower than the FDA-approved labeling. Even with adoption, breakthrough infections will still occur, as vaccine efficacy is not complete. In the pediatric population, both the maternal vaccine and the prophylactic antibody approaches provide only passive immunity, which lasts for a limited period of time (approximately 4-5 months) and will generally shift the time of first RSV infection to the next season. Similarly, uptake of these options will not be optimal and breakthrough infections will still occur in the population that does receive them. Finally, the antibody approach has a low barrier to the development of viral resistance. Thus, despite these options for prophylaxis, antiviral treatments are urgently needed.

Scientific Background

RSV is a single-stranded, negative-sense RNA virus. There are two major subgroups of RSV, designated RSV-A and RSV-B, each of which contains numerous genotypes. Both groups are viewed as capable of causing RSV infections that can result in hospitalization. The RSV genome consists of ten genes that encode for 11 proteins, namely NS1, NS2, N, P, M, SH, G, F, M2-1, M2-2, and L. The F and G proteins are the predominant target proteins for RSV vaccines. Similarly, small molecule therapeutics have focused primarily on the F (or fusion) protein, while some efforts have targeted the N (nucleocapsid) and L (contains viral RNA polymerase) proteins. Fusion inhibitors work by blocking viral entry, a mechanism that may be less ideal when treatment begins at a time when massive amounts of viral replication is already ongoing. Additionally, fusion inhibitors have been generally shown to have a lower barrier to the development of viral resistance when in clinical use. Replication inhibitors (e.g., N and L inhibitors) work by blocking viral replication at its source, stopping production on new virions. They have demonstrated a higher bar to the emergence of viral resistance. While certain companies are developing potential approaches geared toward the F-protein (or fusion protein, responsible for mediating viral entry of RSV into host cells), we are focused on mechanisms, such as the N-protein and L-protein inhibitors, that target the replication process of RSV directly.

Competitive Landscape

Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and Shionogi have compounds in clinical development.

There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (BEYFORTUS®) and Merck (ENFLONSIA™) have approved long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive, short-term immunity to infants. There are also two approved RSV vaccines for high-risk adults age 18–59 years and for all adults age 60 years and above (Pfizer/ABRYSVO® and Moderna/mRESVIA®) and one approved RSV vaccine for high-risk adults age 50–59 years and in adults age 60 years and older (GSK/AREXVY®).

Zelicapavir, Our N-Protein Inhibitor

Through our internal chemistry efforts, we identified our lead clinical candidate, zelicapavir (formerly EDP-938). During preclinical studies, zelicapavir demonstrated a greater than 4-log reduction in viral load in an animal model challenged with RSV. Further, zelicapavir maintained nanomolar antiviral potency across all clinical isolates tested in vitro, as well as virus that was resistant to fusion inhibitors. The compound inhibited RSV at a post-entry replication step and maintained its activity in vitro when given 24 hours post infection. It was also shown to have a high barrier to viral resistance. In addition, combination studies of zelicapavir with other types of RSV inhibitors, such as L-protein and fusion inhibitors, showed synergistic antiviral effects.

We have studied zelicapavir in Phase 2 studies that were designed to be proof-of-concept and exploratory studies to understand the viral response better in the context of RSV infection. These studies were conducted in otherwise healthy adults (not at high-risk for serious outcomes with RSV) infected with RSV. Data from these studies demonstrated that zelicapavir was safe and well-tolerated. Based on the growing safety profile of zelicapavir and differences in the range of the course of RSV infection in higher risk populations, which have always been our target populations, we continued the development of zelicapavir in patients at high-risk for developing severe infection leading to hospitalization or death. We believe zelicapavir has the greatest potential to show optimal efficacy in these high-risk populations with significant unmet need, since these patients have reduced RSV immunity, which manifests in a higher and longer duration of viral replication and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir.

High-Risk Adults Study of Zelicapavir

On September 29, 2025, we announced positive topline results from our Phase 2b high-risk adults study of zelicapavir for the treatment of RSV. This Phase 2b study was a randomized, double-blind, placebo-controlled study of RSV infection in non-hospitalized adults who are at high risk of complications, including the elderly and/or those with congestive heart failure, or CHF, chronic obstructive pulmonary disease, or COPD, or asthma. The proportion of patients aged 65-74 years or those with asthma was capped at 20% of the total population. Patients were enrolled within 72 hours of symptom onset and received 800mg of zelicapavir or placebo once daily for 5 days. The goal of this proof-of-concept, signal finding study was to inform the design of a Phase 3 trial, including populations and endpoints, as well as give an indication of a treatment effect on symptoms that could be confirmed in a larger registrational study. Symptoms were measured using the Respiratory Infection Intensity and Impact Questionnaire, or RiiQTM, scale, which evaluates a total of 29 parameters, including 13 RSV symptoms, four of which are lower respiratory tract disease, or LRTD, symptoms, and three other impact of disease components (daily activities, emotions, and social relationships). The primary endpoint evaluated the time to resolution of the LRTD subset of four symptoms to mild. Predefined analyses of complete resolution, defined by all symptoms absent, were also conducted. Multiple secondary endpoints, including all 13 RSV symptoms, total RiiQTM score, additional patient reported outcomes (e.g., PGI-S), virology, safety, and hospitalization rate, were assessed.

A total of 186 subjects received 800mg of zelicapavir (n=121) or placebo (n=65) orally, once daily for 5 days and were evaluated for 28 days thereafter (safety population). An efficacy population of 175 patients was further defined as those who were polymerase chain reaction, or PCR, positive for RSV at a central laboratory. An HR3 population was defined as those who had CHF, COPD, or were age 75 or older, which represented 81% of the efficacy population. Demographics and baseline characteristics were balanced across treatment groups, with the majority of patients being enrolled within 48 hours of symptom onset.

•
Zelicapavir demonstrated a favorable safety profile over the initial 5-day dosing period and through 28 days of follow-up, with adverse events, or AEs, being similar between zelicapavir and placebo. No AEs led to treatment discontinuation or study withdrawal in the zelicapavir group. The majority of AEs were mild with diarrhea and asthma being the most common AEs on zelicapavir at 3.3% and 2.5%, respectively.
•
A clinically meaningful improvement in time to complete resolution (defined as all symptoms absent) of all 13 RSV symptoms was observed for zelicapavir compared to placebo, with a benefit of 2.2 days for the overall efficacy population and 6.7 days for the HR3 population. Zelicapavir also showed an improvement in time to complete resolution on the 29-parameter total RiiQ™ symptom scale of 3.6 days for the efficacy population and 7.2 days for the HR3 population compared to placebo. Additionally, there was a 3.0-day faster time to complete resolution of lower respiratory tract disease (LRTD) symptoms in the HR3 population. No effect was observed on the time to partial resolution of symptoms (defined as mild or absent), including the primary endpoint of time to resolution of the LRTD subset of four symptoms in the efficacy population.

•
A statistically significant improvement in RiiQTM RSV 13-symptom score in the HR3 population at Days 9 (p=0.0403) and 14 (p=0.0247) was observed in a post hoc analysis for zelicapavir compared to placebo.
•
Furthermore, the study met a key secondary endpoint with zelicapavir treatment resulting in a statistically significant 2-day faster improvement in a Patient Global Impression of Severity, or PGI-S, score compared to placebo in both the efficacy population (p=0.0446) and the HR3 population (p=0.0465).
•
Importantly, a lower hospitalization rate was observed for patients treated with zelicapavir (1.7%) compared to placebo (5.0%). Blinded attribution by investigators judged none (0%) of the hospitalizations on zelicapavir and all (5.0%) of the hospitalization on placebo to be related to RSV. Post hoc attribution suggested RSV-relatedness of 0.9% for the patients on zelicapavir compared to 5.0% on placebo.
•
The study met key secondary virology endpoints showing a robust antiviral effect, with a statistically significantly greater proportion of zelicapavir patients having an undetectable viral load at the end of treatment compared with placebo. In the efficacy population undetectable viral load at the end of treatment was 23.5% vs. 10.0% in placebo (p=0.0198), and in the HR3 population was 23.9% vs. 10.0% in placebo (p=0.0292). Treatment with zelicapavir resulted in a 4- or 5-day faster median time to undetectable viral load and a 0.6 or 0.7 log decline in viral load at the end of treatment compared to placebo for the efficacy and HR3 populations, respectively.

Pediatric Study of Zelicapavir

In December 2024, we announced positive topline results from the first-in-pediatrics Phase 2 randomized, double-blind, placebo-controlled study evaluating zelicapavir in 96 hospitalized and non-hospitalized children aged 28 days to 36 months with RSV. The first part of the study included dose ranging in two different age cohorts, focused on safety and pharmacokinetics (PK), and the second part of the study focused on virology outcomes from a single dose selected from the first part of the study.

•
Zelicapavir demonstrated a favorable safety profile over the 5-day dosing period and through 23 days of follow-up. There were no adverse effects leading to treatment discontinuation or study withdrawal.
•
Zelicapavir achieved target drug exposure levels across all age groups and dosing cohorts. Exposure was similar across cohorts and doses, and all patients received a therapeutic dose. A dose of 5 mg/kg was selected for patients aged ≥28 days to <12 months, and a dose of 7.5 mg/kg was selected for patients aged ≥12 months to ≤36 months.
•
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

In a post hoc analysis of this Phase 2 study, zelicapavir demonstrated that treatment with zelicapavir resulted in a shorter time to complete resolution of RSV-related symptoms, as measured by ReSViNET, a parent/guardian clinical scoring system. Caregivers reported the severity of RSV-related symptoms daily from baseline through Day 14. A post hoc analysis of time to complete resolution of symptoms (defined as absent and discharged from hospital), showed an estimated Kaplan-Meier median of 6.99 days for zelicapavir versus 8.60 days for placebo. Similarly, an analysis of sustained resolution (defined as absent and remaining absent at all subsequent time points and discharged from hospital) resulted in 6.99 days for zelicapavir versus 10.68 days for placebo.

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

Phase 2a Study of EDP-323

In September 2024, we announced positive top-line results for EDP-323 in a Phase 2a human challenge study. This study was a randomized, double-blind, placebo-controlled, human challenge study of 142 healthy adult participants inoculated with RSV. Randomized participants (n=141) received either a once-daily (QD) 600 mg dose of EDP-323 for five days (high dose, n=47), a single 600 mg loading dose on day one followed by a 200 mg once-daily (QD) dose of EDP-323 for four days (low dose, n=47), or placebo for five days (n=47). The intent-to-treat-infected population (ITT-I) was defined as all randomized participants receiving challenge virus and at least one dose of study drug with confirmed RSV infection. EDP-323 demonstrated a rapid and sustained antiviral effect and reduced RSV symptoms.

•
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
•
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
•
For the secondary efficacy endpoint of AUC for total symptom score, a highly statistically significant reduction (p<0.0001) was observed in the ITT-I population for each of the EDP-323 dosing groups, with a symptom reduction of 66% in the high dose arm and 78% in the low dose arm compared to placebo. There was no statistically significant difference between the two EDP-323 dosing groups.
•
EDP-323 demonstrated favorable PK, supportive of once-daily dosing. Mean trough plasma concentrations were maintained at 16-fold above the protein-adjusted EC90 with the low dose, and 35-fold above the protein-adjusted EC90 with the high dose, for both RSV-A and RSV-B strains. In addition, EDP-323 demonstrated a favorable safety profile over a 5-day dosing period and through 28 days of follow-up. Adverse events, or AEs, were similar between EDP-323 dosing groups and placebo. There were no serious AEs, no severe AEs, and no AEs leading to treatment discontinuation or study withdrawal.

In addition, a post exposure prophylaxis, or PEP, analysis was performed in subjects who were not infected by Day 5 after RSV exposure. In this population, 68 RSV-exposed, susceptible subjects were randomized to receive EDP-323 (low dose n=24, high dose n=21) or placebo (n=23). Of these subjects, 26% (6/23) of those who received placebo became infected versus 0% (0/45) of EDP-323 recipients (p<0.001). Evaluated separately, the two EDP-323 dosing groups’ PEP effects were statistically significant (low dose p=0.009, high dose p=0.022) versus placebo.

Our Immunology Programs

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of type 2 inflammatory disease by targeting key mechanisms of immune response. Type 2 immune responses are characterized by the overproduction of interleukin-4 (IL-4), interleukin-5 (IL-5), interleukin-13 (IL-13), and immunoglobulin E (IgE), through the activation of T helper 2 (Th2) cells, CD4+ T cells, B cells, and innate cellular response consisting of mast cells, ILC2s, eosinophils, basophils, and IL-4 and/or IL-13-activated macrophages. This immune response is a crucial part of the body’s defense mechanism; however, an overactive response is the primary driver of a number of inflammatory diseases, including AD, urticarias, asthma, eosinophilic esophagitis (EoE), allergic rhinoconjunctivitis, prurigo nodularis (PN), chronic rhinosinusitis with nasal polyps (CRSwNP), as well as some forms of COPD and other conditions.

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
STAT6
Allergic Th2 Inflammation

KIT Inhibition blocks cell survival signal resulting in apoptosis and cell death

STAT6 Inhibition impedes type 2 inflammation

Background and Overview of CSU

CSU is a severely debilitating, chronic inflammatory skin disease with no identified triggers. Clinical manifestations include hives, angioedema, or both. Hives are variable in size and shape and are characterized by swelling, itchiness, and/or a burning sensation. Angioedema is characterized by pronounced deep tissue swelling along with tingling, burning, tightness and sometimes pain. Patients with CSU also experience symptoms beyond skin manifestations, including sleep disturbances, fatigue, irritability, anxiety and depression and can affect performance at work or school. CSU is typically a self-limiting disorder, persisting for 2–5 years although some reports estimate that more than half of patients suffer for more than 5 years. CSU may also recur after months or years of full remission. CSU impacts twice as many women as men, with an estimated global prevalence between 0.5% – 1% of the population, which means that at any given time in the U.S. alone approximately 1.75–3.5 million people are experiencing this condition. The peak age of diagnosis is during the core years of working age, 20–40 years old. Standard of care treatment for CSU is antihistamines, however in approximately half the patients, symptom alleviation is not adequate. Only a minority of these uncontrolled cases, approximately 10%, are treated with the biologic approved over a decade ago, which does not fully relieve symptoms for most patients, likely in part due to impacting only IgE-dependent activation pathways. While there are two agents newly approved for CSU, an IL-4 and IL-13 monoclonal antibody (DUPIXENT®) and BTK inhibitor (RHAPSIDO®), there still remains substantial unmet need for an oral agent which offers efficacy against hives and itch for all patients irrespective of prior treatments and/or drugs taken concomitantly, with an acceptable safety profile.

Scientific Background

Our approach to treating CSU is to directly target mast cells which are the root cause of pathology in CSU, and multiple other diseases. Mast cells are tissue-resident immune cells (e.g., skin, lung or GI) that can be activated through various cell surface receptors, resulting in a signaling cascade that leads to degranulation and release of tryptase, histamine and other inflammatory mediators. This release of inflammatory mediators from mast cells and subsequent propagation of a type 2 inflammatory response has been implicated in multiple inflammatory diseases, including chronic urticaria, prurigo nodularis, eosinophilic esophagitis, asthma, and AD. Current therapies modulate only a small subset of either mast cell stimulants or the downstream mediators of inflammation that mast cells produce (e.g., antihistamines), but do not address the underlying cause of disease, as they do not directly affect mast cells themselves.

We are targeting mast cells by inhibiting KIT, a central regulator of mast cell development and activation. KIT provides pro-survival signals critical to mast cell survival and, therefore, the inhibition of KIT signaling leads to rapid mast cell inactivation and depletion through apoptosis, thereby directly reducing the quantity of mast cells available to drive pathology. Clinical proof of concept for this approach has been demonstrated with positive phase 2 data for anti-KIT monoclonal antibodies in CSU, suggesting best-in-disease efficacy and a reasonable safety profile.

Competitive Landscape

There are a number of different mechanisms being explored for the treatment of CSU, including inhibitors of IL-4R, IgE, Bruton’s tyrosine kinase, or BTK, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early clinical development (Sanofi/Blueprint). Based on industry reports, by 2032 the market for urticaria is projected to be approximately $7 billion, the market for AD is projected be approximately $33 billion and the projected combined market for asthma, COPD, allergic rhinoconjunctivitis, CRSwNP, and PN is projected to be approximately $40 billion.

Our KIT program

We have a preclinical stage program to develop oral KIT inhibitors for the treatment of CSU and potentially other indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have selected EDP-978 as our clinical candidate. EDP-978 demonstrates potent nanomolar activity in both binding (Kd = 0.3nM) and cellular function assays (EC50 = 1.6-3.4nM), sub-nanomolar activity in vivo (EC50 = 0.25nM), and high selectivity for KIT versus other kinases.

EDP-978 also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion (ADME) properties. We are finalizing the IND-enabling activities for EDP-978 in the fourth quarter of 2025 and expect to file an IND in the first quarter of 2026.

Background and Overview of AD

AD is a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin, and has significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and impacted activities. The disease affects an estimated 7.3% of the U.S, adult population and approximately 40% of those have moderate to severe disease. The majority (>90%) of moderate to severe patients are treated with an IL-4 and IL-13 monoclonal antibody (e.g., DUPIXENT® (dupilumab)) despite modest efficacy, while a minority (<10%) are treated with an oral janus kinase, or JAK inhibitor (e.g., RINVOQ® (upadacitinib)) due to safety concerns (black box warning for serious infections, mortality, malignancy, major adverse cardiovascular events, or MACE, and thrombosis). Thus, there is a significant need for an efficacious and safe oral agent.

Scientific Background

Dysregulation of the Th2 immune response drives many allergic and autoimmune diseases, including AD and asthma, which is characterized by an overproduction of IL-4 and IL-13. STAT6 is a transcription factor predominantly expressed in immune and epithelial cells that is responsible for IL-4/IL-13 signaling, which results in a Th2 dominant phenotype. Evidence for STAT6 as a key driver of AD and asthma is the presence of STAT6 gain-of-function variants resulting in severe AD and STAT6 loss-of-function variants protect against type 2 high asthma. Furthermore, clinical validation of this pathway exists in a number of immunology indications from anti-IL-4 and 13 monoclonal antibodies and JAK inhibitors, which block the IL-4/IL-13 signaling pathway. Our STAT6 inhibitor program offers the potential for an “oral Dupixent”, as it directly blocks IL-4/IL-13 signaling, reduces inflammation in Th2 driven preclinical models and no oral therapies selectively targeting this pathway are currently available.

Competitive Landscape

The moderate-to-severe AD treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT® (dupilumab), ADBRY® (tralokinumab-ldrm), and EBGLYSS™ (lebrikizumab-lbkz)), with JAK inhibitors (e.g., RINVOQ® (upadacitinib) and CIBINQO®(abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including modulators of MRGPRX2, IRAK4, ITK, STAT6, RASP and PKM2. The latest stage oral assets being evaluated in moderate-to-severe AD patients are in Phase 2b (Evommune - MRGPRX2) and Phase 1 (Corvus - ITK; Kymera - STAT6). For STAT6 inhibitors specifically, companies with oral assets in preclinical development include Sanofi/Recludix, J&J/Kaken, Gilead/LEO, DeepCure, and JW Pharma.

Our STAT6 program

We have a discovery stage program to develop an oral STAT6 inhibitor for the treatment of type 2 immune driven diseases, initially focusing on AD and potentially other indications by blocking the IL-4/IL-13 signaling pathway, thereby addressing a primary driver of these diseases. We have selected EPS-3903 as our lead development candidate. EPS-3903 demonstrates nanomolar potency in both binding (Kd=0.4nM) and cellular assays, including inhibition of IL-4 induced STAT6 phosphorylation in human peripheral blood mononuclear cells, or hPBMCs (EC50 = 4nM), STAT6-mediated cellular proliferation (EC50 = 8nM) and prevention of STAT6-driven biomarkers of type 2 inflammation (including TARC EC50 = 16nM and periostin EC50= 3nM). Further, EPS-3903 is highly selective, with no inhibition of other STATs in hPBMCs and more than 1000-fold biochemical selectivity over other STATs, demonstrating significantly more selectivity than JAK inhibitors.

EPS-3903 also demonstrates a rapid, continuous and complete (>90%) inhibition of phosphorylated STAT6 after oral dosing in mice. Importantly, EPS-3903 shows in vivo efficacy comparable to dupilumab, or an anti-mouse IL-4 and IL-13 antibody, in multiple disease models of asthma (ovalbumin, house dust mite) and AD (MC903). In the house dust mite challenge asthma model, EPS-3903 results in complete (>90%) inhibition of lung pSTAT6 and decreased inflammation comparable to dupilumab, including clinically relevant biomarkers of eosinophils and thymus and activation-regulated chemokine, or TARC, in the lung and serum IgE. In the MC903 atopic dermatitis model, EPS-3903 demonstrates complete (>90%) inhibition of pSTAT6 in the skin and spleen, comparable to dupilumab, as well as a robust decrease in serum IgE.

EPS-3903 displays favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We have initiated IND-enabling activities with the goal of filing an IND in the second half of 2026.

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

Approximately 290,000 people die every year from HCV-related liver diseases. According to the CDC, there are an estimated 5,000 new cases of acute HCV infections in 2023, the most recent year for which the CDC has published data, with an estimated total of 69,000 acute HCV infections. In 2023, there were over 100,000 cases of newly reported chronic HCV, in addition to over 11,000 deaths in the United States due to HCV. We believe that both the acute and chronically infected populations remain significantly untreated, even with the introduction of several new treatment regimens beginning in 2013.

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

Since the introduction of Gilead’s Harvoni® and AbbVie’s VIEKIRA PAK® in late 2014, the reported worldwide sales of the leading HCV therapies have declined from $23 billion in 2015 to $2.9 billion in 2024. Through the first nine months of calendar 2025, reported worldwide net sales were $2.0 billion. HCV sales have declined since their peak in 2015 due to payers obtaining additional discounts, competitive market dynamics and a decline in the number of patients treated annually after the initial wave of diagnosed chronic HCV patients who had urgency for treatment. Despite the high numbers of HCV patients that have been successfully treated, there remains a large population of chronic HCV-infected patients who have yet to be treated with one of the newer “high cure” regimens. In addition, and as noted above, new HCV infections (principally in association with IV drug use) are an ongoing target population for treatment.

Our Out-Licensed Products in AbbVie’s Marketed Therapies

Glecaprevir - Our protease inhibitor, glecaprevir, which is part of the latest HCV regimen from AbbVie, was developed by AbbVie in combination with pibrentasvir, AbbVie’s second NS5A inhibitor. This co-formulated combination, marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), contains two novel DAAs that target and inhibit proteins essential for the replication of HCV. MAVYRET/MAVIRET is approved in the U.S., EU, Japan and numerous other countries globally as an 8-week, pan-genotypic, fixed-dose combination treatment, dosed once-daily as three oral tablets, taken with food, for acute or chronic HCV patients without cirrhosis and new to treatment. MAVYRET/MAVIRET is also approved as a treatment for patients with specific treatment challenges, including those GT-1 patients not cured by prior treatment experience with either a protease inhibitor or an NS5A inhibitor (but not both), and in patients with limited treatment options, such as those with severe chronic kidney disease, or CKD, or those with genotype 3 chronic HCV. MAVYRET/MAVIRET is approved for use in patients across all stages of CKD with any of the major HCV genotypes (GT1-6). The approvals of MAVYRET/MAVIRET for the treatment of CKD are supported by data from nine registrational studies in AbbVie’s clinical development program, which evaluated more than 2,300 patients in 27 countries across all major HCV genotypes (GT1-6) and special populations:

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

In June 2025, the FDA approved a label expansion for MAVYRET as the first and only treatment for acute HCV. The label expansion was supported by data from a Phase 3, multicenter, single-arm prospective study evaluating the safety and efficacy of MAVYRET eight-week treatment in adults with acute HCV infection. The study results showed MAVYRET to be a highly efficacious treatment for people with acute HCV. The majority of the adverse events reported were mild or moderate in severity. The most common adverse events were fatigue, asthenia, headache, and diarrhea.

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

We also receive annually tiered, double-digit royalties per protease inhibitor product developed under the agreement, which range from ten percent up to twenty percent, or on a blended basis from the low double digits up to the high teens. However, if a product is determined to be a combination product, as is the case for both glecaprevir and paritaprevir, the net sales of the combination product are adjusted on a country-by-country and product-by-product basis to reflect a good faith determination of the relative value of each pharmaceutically active ingredient, based on the estimated fair market value. This means that a portion of AbbVie’s worldwide annual net sales of a combination product or regimen is first allocated to one of our protease inhibitors and then that royalty-bearing portion is multiplied by the annually tiered royalty rates to determine our actual royalty for the protease product in that regimen in a given period. Under the terms of our agreement, as amended in October 2014, 50% of AbbVie’s net sales of MAVYRET/MAVIRET are allocated to glecaprevir. Beginning with each January 1, the cumulative net sales of a given royalty-bearing protease inhibitor product start at zero for purposes of calculating the tiered royalties on a product-by-product basis. Under this collaboration, we have received royalty payments from AbbVie totaling $954 million through September 30, 2025. Further details of these tiered royalties are set forth in Note 7 in Notes to Consolidated Financial Statements included in this report, which are incorporated herein by this reference.

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

Other Programs for Out-Licensing in Virology

Our SARS-CoV-2 Program

Background and Overview of SARS-CoV-2

Severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, is the virus that causes COVID-19 (coronavirus disease 2019), the respiratory illness responsible for the COVID-19 pandemic. SARS-CoV-2 is the seventh known coronavirus to infect people, after 229E, NL63, OC43, HKU1, MERS-CoV, and the original SARS-CoV. Patients at higher risk for developing severe complications from COVID-19 include the elderly and those with underlying medical conditions like cardiovascular disease, diabetes, chronic respiratory disease, or cancer. As of October 2025, the World Health Organization estimated over 7 million deaths have been caused by COVID-19. There are also many patients who experience continuing effects of COVID-19, often referred to as “long COVID”. While vaccines that reduce the severity of COVID-19 are available, uptake has not been optimal. In addition, breakthrough infection occurs in many cases because the vaccines are not completely effective or their effect diminishes over time, especially against emerging variants. Thus, there remains an urgent need for effective, safe and well-tolerated, conveniently-dosed, once-daily oral antiviral treatments.

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

Competitive Landscape

In the United States, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). The most advanced oral, direct acting antiviral (DAA) for the treatment of high-risk patients with SARS-CoV-2 is in Phase 3 studies (Pfizer/ibuzatrelvir).

EDP-235, Our Lead, Oral, 3CL Protease Inhibitor

We leveraged our expertise in developing protease inhibitors to discover compounds specifically designed to target the SARS-CoV-2 virus and potentially other coronaviruses. We selected EDP-235, an oral inhibitor of the coronavirus 3CL protease, for clinical development. In addition to nanomolar activity against all SARS-CoV-2 variants tested to date, EDP-235 has potent antiviral activity against other human coronaviruses, enabling the potential for a pan-coronavirus treatment, including possibly coronaviruses that may infect human populations in the future. Furthermore, EDP-235 has good tissue distribution, and is projected to have four times higher drug levels in lung tissue compared to plasma. In May 2023, we reported topline results from a Phase 2 clinical trial of EDP-235 in non-hospitalized, symptomatic patients with mild to moderate COVID-19 who were not at increased risk for developing severe disease. EDP-235 met the primary endpoint of the trial and was generally safe and well-tolerated. A dose-dependent improvement in total symptom score was observed with EDP-235 treatment compared to placebo, which achieved statistical significance (p<0.05) in the 400 mg treatment group at multiple time points, starting as early as one day after the first dose. An analysis of a subset of six symptoms showed a two-day shorter time (5 days to 3 days) to improvement in patients receiving EDP-235 400 mg who were enrolled within three days of symptom onset (p<0.01). No effect on virologic endpoints as measured in the nose was detected due to the rapid viral decline in the placebo arm of this highly immunologically-experienced, standard risk population. However, in the subset of patients who were nucleocapsid seronegative (indicating no recent natural infection with SARS-CoV-2), a viral load decline was observed at day five in the 400 mg group of 0.8 log overall and 1 log in the patients with symptom onset within three days before treatment with EDP-235. We will continue to focus on potential collaborations to progress EDP-235, as we will not advance this candidate into Phase 3 studies on our own.

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

Scientific Background

HBV is a partially double-stranded DNA virus with a complex life cycle. There are multiple mechanisms associated with HBV replication that could potentially be targeted with new drugs. Mechanisms under study for HBV include entry inhibitors, core inhibitors or capsid assembly modulators (CAMs), siRNA/ASO targeting the HBV S antigen, and immune modulators (e.g., TLRs, PD-L1s, therapeutic vaccines, etc.). These new HBV mechanisms are being studied with nucleoside inhibitors and in combination with each other, with the goal of achieving a functional cure for a significant number of HBV patients.

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

Business Development

We also regularly examine opportunities to in-license compounds and technologies to complement our existing internal discovery programs. In addition, we engage in discussions with third parties to out-license intellectual property that no longer fits in our strategic priorities for our internal research and development programs. For example, in December 2022 we out-licensed one of our antibiotic compounds in exchange for a $1.0 million up-front fee and future milestone payments and royalties.

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

Other competitive products in the form of other treatment methods or a vaccine for HCV may render MAVYRET/MAVIRET obsolete or noncompetitive. MAVYRET/MAVIRET will face competition based on its safety and effectiveness, reimbursement coverage, price, patent position, AbbVie’s marketing and sales capabilities, and other factors. If MAVYRET/MAVIRET faces competition from generic products other than authorized generic versions by the manufacturer of the branded product (i.e., Gilead and Asegua Therapeutics), our collaboration agreement provides that the royalty rate applicable to our protease product contained in the regimen is reduced significantly by a specified percentage on a product-by-product, country-by-country basis. If AbbVie is not able to compete effectively against its competitors in HCV, our business will not grow and our financial condition, operations and stock price will suffer.

RSV, COVID-19, HBV, CSU, and AD represent competitive therapeutic areas. For RSV, there are currently no safe and effective therapies for already established RSV infection. Several companies are seeking to develop antiviral treatments for RSV infection in adult and pediatric patients. Ark Biosciences and Shionogi have compounds in clinical development. There are several prophylaxis options on the market or in development. Long-acting monoclonal antibodies from AstraZeneca/Sanofi (BEYFORTUS®) and Merck (ENFLONSIA™) are approved for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive immunity to infants. Sanofi is also evaluating a vaccine in infants and toddlers (RSVt vaccine – Phase 3). There are also two approved RSV vaccines for high-risk adults age 18 – 59 years and for all adults age 60 years and above (Pfizer/ABRYSVO® and Moderna/mRESVIA®) and a third RSV vaccine has been approved for high-risk adults age 50-59 years and for all adults age 60 years and above (GSK/AREXVY®).

In the United States, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). The most advanced direct acting oral antiviral for the treatment of high-risk patients with SARS-CoV-2 is in Phase 3 studies (ibuzatrelvir).

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

For CSU, there are a number of different mechanisms being explored, including inhibitors of IL-4R, IgE, BTK, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early Phase 1 development (Sanofi).

For AD, the moderate-severe AD treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT® (dupilumab), ADBRY®(tralokinumab-ldrm), and EBGLYSS (lebrikizumab-lbkz)), with JAK inhibitors (e.g., RINVOQ®(upadacitinib) and CIBINQO®(abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including modulators of MRGPRX2, IRAK4, ITK, STAT6, RASP and PKM2. The latest stage oral assets being evaluated in moderate-severe AD patients are in Phase 2b (Evommune MRGPRX2) and Phase 1 (Corvus ITK; Kymera STAT6). For STAT6 inhibitors specifically, there are several companies with oral assets in preclinical development (Sanofi/Recludix, J&J/Kaken, Gilead/LEO, DeepCure and JW Pharma).

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

Expedited Development and Review Programs

The FDA has four established programs and one pilot program intended to expedite the development and review of new drugs addressing unmet medical needs or treating serious or life-threatening conditions, or drugs that align with U.S. national health priorities: fast track, breakthrough therapy, priority review, and accelerated approval, and the Commissioner’s National Priority Voucher (CNPV) Pilot Program, in addition to emergency use authorization, or EUA, in situations such as the COVID-19 pandemic.

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

The “CNPV Pilot Program” uses a collaborative review process to accelerate approvals for companies aligned with critical U.S. national health priorities (e.g., addressing a U.S. public health crisis, delivering more innovative cures for the American people, addressing a large unmet medical need, onshoring drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliency, increasing affordability). Companies selected for the program are issued a voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time, from 10-12 months to 1-2 months.

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

At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations. These fraud and abuse laws include:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal health care programs such as Medicare and Medicaid;
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
•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to the Centers for Medicare & Medicaid Studies, or CMS, which will then make all of this data publicly available on the CMS website; and
•
Analogous state laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer, as well as other state laws that require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products, prohibit certain gifts or payments to health care providers in the state, and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In recent years, both the Federal and State governments are increasingly considering and adopting laws that exert greater influence over the price of prescription drugs. For example, a number of states are increasingly using more aggressive price control tools such as Prescription Drug Affordability Boards that have the authority to conduct affordability reviews and establish upper payment limits. The Inflation Reduction Act passed by Congress in 2022 (discussed below), authorized the Centers for Medicare & Medicaid Services, or CMS, to begin negotiating the prices on certain drugs based on factors such as research & developments costs and the health economic impact of a particular therapy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In certain circumstances, we may need to negotiate discounts on a drug product in order to ensure adequate formulary access for patients.

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

Ten states have not implemented the provisions of the ACA that involve the expansion of Medicaid eligibility to low-income adults. While the United States Supreme Court recently rejected the latest challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted, and other judicial challenges to the ACA are pending in the lower courts. The One Big Beautiful Bill Act was signed into law on July 4, 2025 and makes significant changes to the Medicaid eligibility rules for low-income adults, among other changes, which the Congressional Budget Office estimates will result in a loss of coverage for approximately 7.5 million Medicaid beneficiaries.

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

Research and Development

Our research and development expenses were $106.7 million, $131.5 million and $163.5 million for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

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

Our Corporate Information

We are a Delaware corporation, incorporated in 1995. Our principal executive offices are located at 4 Kingsbury Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 607-0800. Our website address is http://www.enanta.com.

Segment Information

We provide segment information in Notes 2 and 16 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Human Capital Resources

As of September 30, 2025, we had 120 full-time employees, 61 of whom hold Ph.D. or M.D. degrees and an additional 29 of whom hold a master's degree or other post-graduate degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Historically we have had relatively low turnover of employees, but as the number of biotechnology and pharmaceutical companies in the Boston area has increased, we have experienced an increase in the number of employees leaving for other opportunities. Given our financial resources and our track record, we continue to be able to fill the vacated positions. We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

Available Information

Our website address is http://www.enanta.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding Enanta Pharmaceuticals, Inc. and other issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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
•
costs associated with prosecuting our patent infringement litigation in the United States and Europe regarding use of a coronavirus 3CL protease inhibitor in Paxlovid, Pfizer’s antiviral treatment for COVID-19;
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

Accordingly, we will need to obtain additional funding to support our operations. In October 2025, we completed a public offering of our common stock, resulting in gross proceeds of approximately $74.8 million. Additional funds may not be available if and when we need them, on terms that are acceptable to us, or at all. Our ability to raise funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates.

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

In recent years, federal and state governments have proposed or implemented Most Favored Nation, or MFN, pricing models that tie reimbursement rates for certain drugs to the lowest prices paid by other countries. In addition, in light of continued fiscal crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage and reduce healthcare expenditures. AbbVie may experience global pricing pressure for its MAVYRET/MAVIRET regimen from such measures, which may be reflected in larger discounts or rebates on its regimens or delayed reimbursement. Also, private and public payors may choose to exclude AbbVie’s MAVYRET/MAVIRET regimen from their formulary coverage lists or limit the types of patients for whom coverage will be provided. Any such change in formulary coverage, discounts or rebates or reimbursement for MAVYRET/MAVIRET would negatively affect the demand for this regimen and our royalty revenue derived from its sales.

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

There are several prophylaxis options on the market or in development. AstraZeneca/Sanofi (BEYFORTUS®) and Merck (ENFLONSIA™) have approved long-acting monoclonal antibodies for prophylaxis use in infants, and Pfizer has an approved maternal vaccine (ABRYSVO®), all of which provide passive immunity to infants. There are also two approved RSV vaccines for high-risk adults age 18 – 59 years and for all adults age 60 years and above (Pfizer/ABRYSVO® and

Moderna/mRESVIA®) and one approved RSV vaccine for high-risk adults age 50-59 years and in adults age 60 years and older (GSK/AREXVY®).

For CSU, there are a number of different mechanisms being explored, including inhibitors of IL-4R, IgE, BTK, and MRGPRX2. Specifically for KIT inhibitors, there are companies with antibodies in development, including Celldex (barzolvolimab - Phase 3) and Jasper (briquilimab - Phase 1b/2a), as well as companies with oral, small molecules in early clinical or preclinical development, including Sanofi/Blueprint.

For AD, the moderate-severe atopic dermatitis treatment landscape is dominated by biologics targeting the IL-4 and/or IL-13 pathway (e.g., DUPIXENT®(dupilumab), ADBRY® (tralokinumab-ldrm), and EBGLYSS™ (lebrikizumab-lbkz)), with JAK inhibitors (e.g., RINVOQ®(upadacitinib) and CIBINQO® (abrocitinib)) as the only oral option. Multiple oral mechanisms are in development, including inhibitors of MRGPRX2, IRAK4, ITK, STAT6, RASP and PKM2. The latest stage oral assets being evaluated in moderate-severe AD patients are in Phase 2b (Evommune MRGPRX2) and Phase 1 (Corvus ITKl; Kymera STAT6)). For STAT6 inhibitors specifically, companies with oral assets in preclinical development include Sanofi/Recludix, J&J/Katen, Gilead/LEO, DeepCure and JW Pharma.

In the HCV market, we expect AbbVie’s MAVYRET/MAVIRET to continue to face intense competition due to existing approved HCV products. AbbVie’s MAVYRET/MAVIRET regimen currently faces competition in various world markets and subpopulations of HCV from Gilead’s Epclusa® (a fixed dose combination of sofosbuvir and velpatasvir), Vosevi® (a triple combination therapy of sofosbuvir, velpatasvir and voxilaprevir approved by the FDA for specified sofosbuvir treatment failures and NS5A-inhibitor treatment failures) and Harvoni® (a fixed-dose combination of sofosbuvir and ledipasvir); and to a lesser extent - Merck’s Zepatier® (a fixed-dose combination of grazoprevir and elbasvir). Gilead launched authorized generic versions of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC, which have had an impact on the competitive landscape. For example, the state of Louisiana selected Asegua as their HCV subscription model pharmaceutical partner to provide the state with unrestricted access to its direct-acting antiviral medication.

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

For COVID, there are two oral antiviral treatments for non-hospitalized, high-risk patients with SARS-CoV-2 infection: PAXLOVID™, a 3CL protease inhibitor (nirmatrelvir) boosted with ritonavir (full approval), and LAGEVRIO™ (molnupiravir), a polymerase inhibitor (Emergency Use Authorization). The most advanced direct acting oral antiviral for the treatment of high-risk patients with SARS-CoV-2 is in Phase 3 (ibuzatrelvir).

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

AbbVie has been responsible for all of the clinical development of our HCV protease inhibitor products. We have not yet demonstrated an ability to address successfully many of the risks and uncertainties associated with late-stage clinical development, regulatory approval and commercialization of therapeutic products such as the ones we plan to develop independently. For example, to execute our business plan for the development of our clinical-stage programs, we will need to successfully:

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

If we are not successful in discovering and developing KIT and STAT6 inhibitors, or in obtaining one or more partners to advance zelicapavir, EDP-323, EDP-235 or EDP-514, or in discovering further product candidates, our ability to expand our business and achieve our strategic objectives will be impaired.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Jay R. Luly, Ph.D., our Chief Executive Officer and President, Yat Sun Or, Ph.D., our Senior Vice President, Research and Development and Chief Scientific Officer, Tara Kieffer, our Chief Product Strategy Officer, and Scott T. Rottinghaus, M.D., our Senior Vice President and Chief Medical Officer, as well as other employees and consultants. Although none of Drs. Luly, Or, Kieffer or Rottinghaus has informed us to date that he expects to retire or resign in the near future, the loss of the services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product candidates.

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

To date we have only tested our product candidates through Phase 2 clinical studies. The results of preclinical studies and these early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, if any. In addition, results of Phase 3 clinical trials in one or more ethnic groups are not necessarily indicative of results in other ethnic groups. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. For example, several companies engaged in clinical development in the disease areas we are also engaged in have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, future clinical trial results may not be successful for these or other reasons.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, has significantly changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on MAVYRET/MAVIRET or any product or regimen that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, several states have not implemented the provisions of the ACA that involve the expansion of Medicaid-eligibility for low-income adults. While the United States Supreme Court rejected the most recent challenge to the constitutionality of the ACA, it is possible that other legislative efforts may seek to modify it. We cannot predict what effect any legislation may have on us or on AbbVie’s sales of MAVYRET/MAVIRET. In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Most recently, the Inflation Reduction Act of 2022, or IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services, or DHHS, to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs selected in August 2023, and the first year of maximum price applicability to begin in calendar year 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending beginning in calendar year 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the royalty revenue we receive from MAVYRET/MAVIRET or revenue from any of our drug candidates, if approved for commercial use, in the future. If any further healthcare reform measures adopted in the future result in additional downward pressure on the price that AbbVie receives for MAVYRET/MAVIRET, this would adversely affect our future revenues, and the price of our common stock could be materially adversely affected.

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

In general, the United States and several other jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in recent years, federal and state governments have proposed or implemented MFN pricing models that tie reimbursement rates for certain drugs to the lowest prices paid by other countries. We expect to experience pricing pressures in connection with the sale of any products that we develop or that are being commercialized under our collaboration with AbbVie. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue, maintain profitability or commercialize our product candidates.

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

We may seek to enter into additional product collaborations in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of one or more of our product candidates. For example, our continued development of EDP-235 and EDP-514 are dependent on establishing collaborations. We are also evaluating potential partnership opportunities to advance our RSV programs to the next stage of clinical development. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other product collaborations or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish product collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such product collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Although manufacturing for MAVYRET/MAVIRET is being conducted by AbbVie, we have relied on third parties located in China to manufacture and supply certain key intermediates used in the manufacture of our active pharmaceutical ingredients, or API, for our current product candidates, and we expect to continue to use such third-party manufacturers for such intermediates for any product candidates we develop independently. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemic or other cause, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. We also use contract researchers in China to conduct a portion of our research for our early-stage programs. Any disruption in the team conducting that research could cause delays in one or more of our research programs and could require us to curtail one or more programs, at least until we could contract for that research to be done elsewhere. For example, either of these risks could be triggered by an epidemic such as the outbreak of COVID-19 in the Wuhan region of China or the series of so-called “lock-downs” in China when strict quarantine requirements were imposed on large population areas in response to new incidents of COVID infection. Our contract manufacturers in China, which are not located in the Wuhan region, managed to avoid any material delays in their ability to deliver API and other services through extraordinary efforts, including temporarily housing staff in the manufacturing facility. Furthermore, since these researchers and manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, geopolitical unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. In addition, our contract manufacturers and researchers in China may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us or delay or prevent the procurement or supply of such material. Any of these matters could materially and adversely affect our business and results of operations despite our ongoing efforts to mitigate these risks. For example, the proposed BIOSECURE Act, currently under consideration by the U.S. Congress, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology, any of our intellectual property rights could be challenged or invalidated. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable, as has been asserted by Pfizer in our patent infringement suit in the United States regarding Paxlovid, Pfizer’s antiviral treatment for COVID-19. In patent litigation in the United States, Europe and in other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or the applicable foreign counterpart, or made a misleading statement, during prosecution. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, other than in litigation like the Pfizer case, which does not cover EDP-235, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Any loss of patent protection could have a material adverse impact on one or more of our product candidates and our business.

Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly, as has been and may continue to be the case with the Pfizer litigation, and may divert the efforts of our scientific and management personnel.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. From October 1, 2020 through September 30, 2025, the daily closing price of our common stock on the Nasdaq Global Select Market has ranged from $4.26 to $97.37. The stock market in general and the market for biopharmaceutical companies, and for those developing potential therapies for viral infections in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your holdings of our common stock at or above your purchase price, if at all. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025 we had 21.4 million shares of common stock outstanding. In addition, as of September 30, 2025, we had 5.8 million and 0.6 million shares of common stock that are subject to outstanding options and restricted stock unit awards, respectively, under our outstanding equity plans eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers are parties to employment agreements that provide for aggregate cash payments of up to approximately $6.3 million for severance and other non-equity-based benefits in the event of a termination of employment in connection with a change of control of our company. The payment of these severance benefits could harm our company’s financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms, and other security measures and those of our current or future CROs or other contractors and consultants are vulnerable to system failure, interruption, compromise, or damage from data corruption, breakdown, computer hacking, malicious code (such as computer viruses or worms), fraudulent activity, employee misconduct, theft, or error, denial-of-service attacks, telecommunication, and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, cyber-attacks by sophisticated nation-state and nation-state supported actors, or other system attacks, disruption, or accidents. We receive, generate and store significant and increasing volumes of personal health data and other confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches.

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

We have retained an industry expert to be our virtual Information Security Officer (“vISO”) to assist and guide our IT organization in maintaining and evolving a comprehensive and robust cyber security environment. Monthly meetings review all facets of our current status against appropriate NIST standards, review any incidents, and review the results of ongoing simulated phishing exercises to identify certain users who may need extended training. In addition, as part of our annual security review, we hire a third-party network penetration testing firm to provide simulated probing and subsequent reporting. We use the results of these annual tests to improve the strength and flexibility of our network’s security.

Our Incident Response Plan (“IRP”) has evolved with our cyber environment and consists of a set of state-of-the-art-tools capable of monitoring, reporting and alerting, as well as regular reviews. The IRP also sets forth guidelines on how to triage, assess the severity and materiality of findings, and remediate and escalate findings to upper management in a timely manner, as necessary. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage. However, such insurance may not be sufficient to cover us against all possible claims related to security breaches, cyber-attacks and other related breaches. As of the date of this report, we have not identified cybersecurity threats that we believe are reasonably likely to materially affect us. However, cybersecurity risk is dynamic, and future incidents could materially affect our operations, financial condition, or reputation.

Cybersecurity Governance and Oversight

The Board of Directors has assigned the Audit Committee to be responsible for reviewing our cybersecurity risk management and strategy program and is presented, at least annually, with a review of our environment and reported incidents. Part of our IRP also calls for the elevation of any material incidents to upper management in a timely manner whenever they occur.

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

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ENTA” since March 21, 2013.

Holders of Record

We had 12 stockholders of record as of November 11, 2025. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

We have never declared or paid cash dividends on our common stock, and we do not expect to declare or pay any cash dividends for the foreseeable future.

Performance Graph(1)

The following graph shows a comparison from September 30, 2020 through September 30, 2025 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Enanta Pharmaceuticals, Inc., the Nasdaq Composite Index,

and the Nasdaq Biotechnology Index

Enanta Pharmaceuticals, Inc. (ENTA)
Nasdaq Biotechnology (NBI)
Nasdaq Composite (COMP)
$250
$200
$150
$100
$50
$-
9/30/2020
3/31/2021
9/30/2021
3/31/2022
9/30/2022
3/31/2023
9/30/2023
3/31/2024
9/30/2024
3/31/2025
9/30/2025

(1)
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Enanta Pharmaceuticals, Inc. under the Securities Act of 1933, as amended.

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

Virology

We discovered glecaprevir, the second of two antiviral protease inhibitors developed through our collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017 for the treatment of chronic HCV. MAVYRET® was also approved as the first and only treatment for acute HCV infection in June 2025.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and a leading cause of U.S. hospitalization in young children and a significant cause of respiratory illness in older adults. Populations at high risk for severe RSV infection include infants and young children, adults older than 65 years of age, and those with comorbidities such as chronic heart or lung disease. Recent CDC estimates suggest a significant RSV burden in the U.S., with up to 6.5 million outpatient visits, 350,000 hospitalizations and 23,000 deaths annually.

We also have clinical stage programs in virology for SARS-CoV-2, the virus that causes COVID-19, and Hepatitis B virus, or HBV, the most prevalent chronic hepatitis.

Immunology

In immunology, we are designing and developing highly potent and selective oral small molecule inhibitors for the treatment of type 2 inflammatory disease by targeting key mechanisms of the immune response. An overactive response is a primary driver of a number of inflammatory diseases.

Our initial immunology targets involve the following mechanisms of immune response:

•
The receptor tyrosine kinase, known as KIT, which is critical for regulating mast cell survival and activation, including release of potent inflammatory mediators such as histamine, which is a primary driver of inflammation in the skin and implicated in multiple allergic diseases; and
•
STAT6, a transcription factor uniquely responsible for interleukin-4, or (IL-4)/interleukin-13, or (IL-13) cell signaling, which drives a type 2 dominant phenotype and downstream inflammation.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. We currently plan to focus our initial immunology drug development proof-of-concept efforts on the following disease indications:

•
Chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75 - 3.5 million people with this condition at any given time in the U.S. alone or chronic inducible urticaria (CIndU) of various forms with a variety of known triggers; and
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom ~40% have moderate to severe disease.

As of September 30, 2025, we had $188.9 million in cash, cash equivalents and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities as of September

30, 2025, as well as the cash flows from our retained portion of future HCV royalties and the proceeds from our public offering in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

Our Royalty Revenue Collaboration and Royalty Sale Agreement

Our royalty revenue is generated through our Collaborative Development and License Agreement with AbbVie, under which we have discovered and out-licensed to AbbVie two protease inhibitor compounds that have been clinically tested, manufactured, and commercialized by AbbVie as part of its combination regimens for HCV.

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. In June 2025 it was also approved by the FDA as the first and only treatment for acute HCV infection. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. The first protease inhibitor developed through this collaboration, paritaprevir, is part of AbbVie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1.

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. We completed two Phase 2b studies of zelicapavir and a Phase 2a human challenge study of EDP-323, both of which are in our virology program. We also are conducting preclinical discovery research efforts in immunology.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we have completed our Phase 2 studies of zelicapavir and EDP-323 and we are evaluating partnering opportunities for the RSV programs.

Through September 30, 2025, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement, and our existing cash, cash equivalents, and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2025, as well as the cash flows from our retained portion of future HCV royalties and the proceeds from our public offering in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for acute or chronic HCV. During the year ended September 30, 2023, we also generated $1.0 million of license revenue from an upfront payment related to a license agreement for one of the antibacterial compounds we are no longer developing.

The following table is a summary of revenue recognized for the years ended September 30, 2025, 2024, and 2023:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Revenue
Royalty revenue	$65,324	$67,635	$78,204
License revenue	—	—	1,000
Total revenue	$65,324	$67,635	$79,204

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we have completed our Phase 2 studies of zelicapavir and EDP-323 and we are evaluating partnering opportunities for the RSV programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, which include salaries, related benefits and stock-based compensation, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include allocated facility-related costs not otherwise included in research and development expenses, directors’ and officers’ liability insurance premiums, professional fees for auditing, tax, and legal services, patent expenses and litigation expenses associated with prosecuting our patent infringement litigation.

We expect that general and administrative expenses may increase in the long term. To date we have not experienced a significant impact of inflation on general and administrative expenses.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. We determined that the tax provisions of the legislation do not have a material impact on our 2025 consolidated financial statements and continue to assess the impact on future years.

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

Results of Operations

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Revenue	$65,324	$67,635	$79,204
Research and development	106,740	131,476	163,524
General and administrative	43,933	57,850	52,887
Interest expense	(7,681)	(10,940)	(5,148)
Interest and investment income, net	9,442	14,770	11,360
Change in fair value of Series 1 nonconvertible preferred stock	39	73	—
Income tax benefit (expense)	1,660	1,743	(2,821)
Net loss	$(81,889)	$(116,045)	$(133,816)

Comparison of the Years Ended September 30, 2025 and 2024

Revenue

We recognized revenue of $65.3 million and $67.6 million during the years ended September 30, 2025 and 2024, respectively. The decrease in revenue year-over-year was primarily due to AbbVie’s lower reported HCV sales as compared to the comparable period in 2024.

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

Research and development expenses

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
R&D programs:
Virology
RSV	$59,808	$86,367	$78,120
COVID-19	587	4,625	66,082
HBV	152	371	6,974
Total Virology	$60,547	$91,363	$151,176
Immunology
KIT	18,052	19,822	—
STAT6	16,614	4,691	—
Total Immunology	$34,666	$24,513	$—
Other Programs
Early discovery	11,328	14,995	8,253
Other programs for out-licensing	199	605	4,095
Total Other Programs	$11,527	$15,600	$12,348

Total research and development expenses	$106,740	$131,476	$163,524

Research and development expenses for the year ended September 30, 2025 decreased by $24.7 million compared to the same period in 2024.

Virology

The costs in our virology program decreased by $30.8 million primarily due to the timing of clinical trials in our RSV programs.

Immunology

The costs in our immunology programs increased by $10.2 million as we advance this new therapeutic area of focus for the company.

Other Programs

Other program costs decreased by $4.1 million due to the completion of the discovery-stage activities related to our STAT6 program.

General and administrative expenses

General and administrative expenses decreased by $13.9 million for the year ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in legal expenses related to our patent infringement suit against Pfizer and a decrease in stock-based compensation expenses.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense decreased by $3.3 million for the year ended September 30, 2025, as compared to the same period in 2024, due to the paydown of our obligation associated with our royalty sale agreement entered into during April 2023 with an affiliate of OMERS.

Interest and investment income, net

Interest and investment income, net, decreased by $5.3 million for the year ended September 30, 2025, as compared to the same period in 2024. The decrease was due to lower cash and investment balances year over year.

Income tax benefit (expense)

During each of the years ended September 30, 2025 and 2024, we recorded an income tax benefit of $1.7 million, representing interest recorded on our $33.8 million federal tax refund, which we received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. We determined that the tax provisions of the legislation do not have a material impact on our 2025 consolidated financial statements and continue to assess the impact on future years.

Comparison of the Years Ended September 30, 2024 and 2023

For a discussion of our results of operations for the year ended September 30, 2024, as compared to the year ended September 30, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended September 30, 2024 and 2023 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At September 30, 2025, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $188.9 million.

The following table shows a summary of our cash flows:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(19,272)	$(78,764)	$(103,154)
Investing activities	40,347	58,235	(53,578)
Financing activities	(26,618)	(27,626)	198,126
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,543)	$(48,155)	$41,394

Net cash used in operating activities

Cash used in operating activities was $19.3 million for the year ended September 30, 2025 as compared to cash used in operating activities of $78.8 million for the same period in 2024. The decrease in cash used in operating activities of $59.5 million was primarily driven by lower operating expenses and receipt of a $33.8 million income tax refund in April 2025, partially offset by lower cash receipts associated with our AbbVie agreement.

Net cash provided by (used in) investing activities

Cash provided by investing activities was $40.3 million for the year ended September 30, 2025 as compared to cash provided by investing activities of $58.2 million for the same period in 2024. Our cash provided by investing activities decreased $17.9 million, driven by timing of purchases, sales and maturities of marketable securities in 2025 compared to 2024. This decrease was partially offset by a reduction in capital expenditures in fiscal 2025 as we completed the buildout of our new office and laboratory space at 4 Kingsbury Avenue in 2025.

Net cash (used in) provided by financing activities

Cash used in financing activities was $26.6 million for the year ended September 30, 2025 as compared to cash used in financing activities of $27.6 million for the same period in 2024. Our cash used in financing activities decreased $1.0 million, driven primarily by lower payments on our royalty sale agreement with OMERS.

Year Ended September 30, 2024

For a discussion of our cash flows for the year ended September 30, 2024, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Funding Requirements

As of September 30, 2025, we had $188.9 million in cash, cash equivalents and short-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities as of September 30, 2025, as well as the cash flows from our retained portion of future HCV royalties and the proceeds from our public offering in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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
•
costs associated with prosecuting our patent infringement litigation regarding use of a coronavirus 3CL protease inhibitor in Paxlovid, Pfizer's antiviral treatment for COVID-19;
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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $8.5 million in 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, $9.5 million in 2030, and $41.1 million thereafter.

Preferred Stock

As of September 30, 2025, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.3 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of September 30, 2025. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and short-term marketable securities of $188.9 million and $248.2 million at September 30, 2025 and 2024, respectively, which consisted of cash, money market funds, and treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.

Foreign Exchange Risk

As we continue to progress our wholly-owned programs into clinical development, we will conduct clinical trials and clinical manufacturing outside of the U.S. and thus will face exposure to movements in foreign currency exchange rates, primarily the British Pound and Euro, against the U.S. Dollar, arising from our accounts payable and accrued expenses. During fiscal 2025 and 2024, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements. Our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer, or "PEO") and Vice President, Finance (Principal Financial Officer or "PFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of September 30, 2025, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference to the discussion responsive thereto in the Company’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, also referred to as the 2026 Proxy Statement, which will be filed within 120 days after September 30, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2026 Proxy Statement, which will be filed within 120 days after September 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto in the 2026 Proxy Statement, which will be filed within 120 days after September 30, 2025.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2025:

Equity Compensation Plan Information

(in thousands, except per share information)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	6,353	(2)	$34.73	2,171	(3)
Equity compensation plans not approved by security holders	—		—	—
Totals	6,353			2,171

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2026 Proxy Statement, which will be filed within 120 days after September 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto in the 2026 Proxy Statement, which will be filed within 120 days after September 30, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015).	8-K	08/18/2015	3.2	001-35839

4.1	Specimen certificate evidencing shares of common stock.	S-1/A	02/05/2013	4.1	333-184779

4.2	Specimen certificate evidencing shares of Series 1 Non-Convertible Preferred Stock	10-K	12/11/2017	4.3	001-35839

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	11/27/2019	4.3	001-35839

10.1#	Form of Indemnification Agreement for directors and officers.	S-1/A	02/05/2013	10.7	333-184779

10.2#	Amended and Restated Employment Agreement between the Company and Jay R. Luly, Ph.D., dated as of March 4, 2013.	S-1/A	03/05/2013	10.5	333-184779

10.3#	Form of Amended and Restated Employment Agreement for Executive Officers other than the Chief Executive Officer.	S-1/A	03/05/2013	10.17	333-184779

10.4†	Collaborative Development and License Agreement between the Company and Abbott Laboratories, dated November 27, 2006; as amended by a First Amendment to Collaborative Development and License Agreement dated January 27, 2009 and a Second Amendment to Collaborative Development and License Agreement dated December 9, 2009 (assigned to AbbVie Inc. as of January 1, 2013).	8-K	02/05/2021	10.1	001-35839

10.5†	Third Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated October 20, 2014.	8-K	02/05/2021	10.2	001-35839

10.6	Fourth Amendment to Collaborative Development and License Agreement between the Company and AbbVie dated as of March 3, 2015.	10-Q	05/08/2015	10.1	001-35839

10.7	Royalty Purchase Agreement between Enanta Pharmaceuticals, Inc. and OCM Life Sciences Portfolio LP dated as of April 25, 2023	8-K	04/27/2023	10.1	001-35839

10.8	Lease Agreement between Company and Athena Arsenal, LLC, dated as of September 24, 2018.	10-K	11/29/2018	10.10	001-35839

10.9	First Amendment to Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.2	001-35839

10.10	Lease Agreement made as of May 12, 2022 by and between ARE-MA Region No. 75, LLC and the Company.	8-K	05/17/2022	10.3	001-35839

10.11#	2012 Equity Incentive Plan (As adjusted to reflect the application of the 1-for-4.31 reverse stock split of the Company’s common stock effected on March 1, 2013).	10-K/A	01/06/2017	10.14	001-35839

10.12#	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.13	333-184779

10.13#	Form of Non-Statutory Stock Option Agreement under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.14	333-184779

10.14#	Form of Non-Statutory Stock Option Certificate for directors under 2012 Equity Incentive Plan.	S-1/A	03/05/2013	10.15	333-184779

10.15#	Form of Performance Share Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.18	001-35839

10.16#	Form of Relative Total Stockholder Return Unit Certificate under 2012 Equity Incentive Plan.	10-K	12/11/2017	10.19	001-35839

10.17#	Employee Stock Purchase Plan.	S-1/A	02/05/2013	10.16	333-184779

10.18#	2019 Equity Incentive Plan (As amended March 2025)	8-K	03/17/2025	10.1	001-35839

10.19#	Form of Notice of Grant of Non-Statutory Stock Option under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.2	001-35839

10.20#	Form of Notice of Grant of Non-Statutory Stock Option for Directors under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.3	001-35839

10.21#	Form of Relative Total Stockholder Return Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.4	001-35839

10.22#	Form of Performance Share Unit Certificate under 2019 Equity Incentive Plan.	10-Q	05/10/2019	10.5	001-35839

10.23#	Form of Notice of Restricted Stock Unit Award under 2019 Equity Incentive Plan.	10-K	11/25/2020	10.27	001-35839

10.24#	Amended and Restated Employment Agreement dated as of February 8, 2024 by and between the Company and Nathaniel S. Gardiner, effective April 1, 2024	10-Q	05/08/2024	10.2	001-35839

10.25#	2024 Inducement Stock Incentive Plan	S-8	05/08/2024	99.2	333-279217

10.26#	Form of Notice of Grant of Non-Statutory Stock Option under 2024 Inducement Stock Incentive Plan	10-K	11/27/2024	10.26	001-35839

10.27#	Form of Notice of Grant of Restricted Stock Unit Award under 2024 Inducement Stock Incentive Plan	10-K	11/27/2024	10.27	001-35839

10.28#	Form of Performance Share Unit Certificate under 2024 Inducement Stock Incentive Plan	10-K	11/27/2024	10.28	001-35839

10.29#	Form of Relative Total Stockholder Return Unit Certificate under 2024 Inducement Stock Incentive Plan	10-K	11/27/2024	10.29	001-35839

10.30	Second Amendment to Lease Agreement, dated as of July 26, 2024, between ARE-MA REGION NO. 75, LLC and the Company	10-K	11/27/2024	10.30	001-35839

10.31	Third Amendment to Lease Agreement, dated as of September 13, 2024, between ARE-MA REGION NO. 75, LLC and the Company	10-K	11/27/2024	10.31	001-35839

19.1	Amended and Restated Securities Trading Policy	10-K	11/27/2024	19.1	001-35839

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Amended and Restated Compensation Clawback Policy	10-K	11/27/2024	97.1	001-35839

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2025.

ENANTA PHARMACEUTICALS, INC.

By:	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay R. Luly, Ph.D. Jay R. Luly, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2025

/s/ Harry R. Trout, III Harry R. Trout, III	Vice President, Finance (Principal Financial Officer)	November 19, 2025

/s/ Kathleen S. Capps	Executive Director of Accounting, Controller (Principal Accounting Officer)	November 19, 2025
Kathleen S. Capps, CPA

/s/ Bruce L.A. Carter, Ph.D. Bruce L.A. Carter, Ph.D.	Director	November 19, 2025

/s/ Mark G. Foletta Mark G. Foletta	Director	November 19, 2025

/s/ Yujiro S. Hata Yujiro S. Hata	Director	November 19, 2025

/s/ Kristine Peterson Kristine Peterson	Director	November 19, 2025

/s/ Lesley Russell, MB. Ch.B., MRCP Lesley Russell, MB. Ch.B., MRCP	Director	November 19, 2025

/s/ Terry Vance Terry Vance	Director	November 19, 2025

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENANTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enanta Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enanta Pharmaceuticals, Inc. and its subsidiary (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development and Pharmaceutical Drug Manufacturing Accruals

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development and pharmaceutical drug manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. Within accrued expenses and other current liabilities, total accrued research and development expenses and accrued pharmaceutical drug manufacturing amounted to $1.8 million and $2.7 million as of September 30, 2025, respectively. The accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and pharmaceutical drug manufacturing activities and associated timelines, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

November 19, 2025

We have served as the Company’s auditor since 1999.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,298	$37,233
Short-term marketable securities	156,566	210,953
Accounts receivable	6,882	6,646
Prepaid expenses and other current assets	8,590	12,413
Income tax receivable	—	31,999
Short-term restricted cash	—	608
Total current assets	204,336	299,852
Property and equipment, net	35,395	32,688
Operating lease, right-of-use assets	37,549	40,658
Long-term restricted cash	3,360	3,360
Other long-term assets	92	94
Total assets	$280,732	$376,652
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,948	$8,002
Accrued expenses and other current liabilities	12,751	13,547
Liability related to the sale of future royalties	30,710	34,462
Operating lease liabilities	3,146	1,524
Total current liabilities	48,555	57,535
Liability related to the sale of future royalties, net of current portion	111,132	134,779
Operating lease liabilities, net of current portion	54,757	53,943
Series 1 nonconvertible preferred stock	1,311	1,350
Other long-term liabilities	260	231
Total liabilities	216,015	247,838
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 21,387 and 21,194 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively	214	212
Additional paid-in capital	469,771	451,340
Accumulated other comprehensive (loss) gain	(339)	302
Accumulated deficit	(404,929)	(323,040)
Total stockholders' equity	64,717	128,814
Total liabilities and stockholders' equity	$280,732	$376,652

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2025	2024	2023
Revenue
Royalty revenue	$65,324	$67,635	$78,204
License revenue	—	—	1,000
Total revenue	65,324	67,635	79,204
Operating expenses:
Research and development	106,740	131,476	163,524
General and administrative	43,933	57,850	52,887
Total operating expenses	150,673	189,326	216,411
Loss from operations	(85,349)	(121,691)	(137,207)
Other income (expense):
Interest expense	(7,681)	(10,940)	(5,148)
Interest and investment income, net	9,442	14,770	11,360
Change in fair value of Series 1 nonconvertible preferred stock	39	73	—
Total other income, net	1,800	3,903	6,212
Loss before income taxes	(83,549)	(117,788)	(130,995)
Income tax benefit (expense)	1,660	1,743	(2,821)
Net loss	$(81,889)	$(116,045)	$(133,816)
Net loss per share, basic and diluted	$(3.84)	$(5.48)	$(6.38)
Weighted average common shares outstanding, basic and diluted	21,336	21,157	20,969

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2025	2024	2023
Net loss	$(81,889)	$(116,045)	$(133,816)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(641)	1,476	2,550
Total other comprehensive (loss) income	(641)	1,476	2,550
Comprehensive loss	$(82,530)	$(114,569)	$(131,266)

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at September 30, 2022	20,791	$208	$398,029	$(3,724)	$(73,179)	$321,334
Exercise of stock options	124	1	2,207	—	—	2,208
Vesting of restricted stock units, net of withholding	144	2	(3,759)	—	—	(3,757)
Stock-based compensation expense	—	—	28,216	—	—	28,216
Other comprehensive income	—	—	—	2,550	—	2,550
Net loss	—	—	—	—	(133,816)	(133,816)
Balances at September 30, 2023	21,059	211	424,693	(1,174)	(206,995)	216,735
Exercise of stock options	16	—	147	—	—	147
Vesting of restricted stock units, net of withholding	119	1	(295)	—	—	(294)
Stock-based compensation expense	—	—	26,795	—	—	26,795
Other comprehensive income	—	—	—	1,476	—	1,476
Net loss	—	—	—	—	(116,045)	(116,045)
Balances at September 30, 2024	21,194	212	451,340	302	(323,040)	128,814
Exercise of stock options	16	—	145	—	—	145
Vesting of restricted stock units, net of withholding	177	2	(279)	—	—	(277)
Stock-based compensation expense	—	—	18,565	—	—	18,565
Other comprehensive loss	—	—	—	(641)	—	(641)
Net loss	—	—	—	—	(81,889)	(81,889)
Balances at September 30, 2025	21,387	$214	$469,771	$(339)	$(404,929)	$64,717

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(81,889)	$(116,045)	$(133,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,565	26,795	28,216
Depreciation and amortization expense	4,586	2,336	2,371
Non-cash interest associated with the sale of future royalties	(630)	(135)	5,148
Non-cash royalty revenue	(283)	2,350	(10,318)
Premium paid on marketable securities	—	—	(73)
Amortization (accretion) of premiums (discounts) on marketable securities	503	(1,138)	(2,856)
Loss on disposal of property and equipment	6	16	150
Change in fair value of Series 1 nonconvertible preferred stock	(39)	(73)	—
Change in operating assets and liabilities:
Accounts receivable	(236)	1,968	11,704
Prepaid expenses and other current assets	3,823	850	182
Income tax receivable	31,999	(995)	(2,286)
Operating lease, right-of-use assets	4,308	6,096	4,598
Other long-term assets	2	709	(107)
Accounts payable	(1,311)	(414)	(1,151)
Accrued expenses	58	(5,646)	(2,558)
Operating lease liabilities	1,237	4,994	(2,567)
Other long-term liabilities	29	(432)	209
Net cash used in operating activities	(19,272)	(78,764)	(103,154)
Cash flows from investing activities
Purchase of marketable securities	(209,629)	(307,282)	(373,391)
Proceeds from maturities and sale of marketable securities	262,872	383,465	328,871
Purchase of property and equipment	(12,896)	(17,948)	(9,058)
Net cash provided by (used in) investing activities	40,347	58,235	(53,578)
Cash flows from financing activities
Payments on royalty sale liability, net of imputed interest	(26,486)	(27,479)	—
Proceeds from the exercise of stock options	145	147	2,208
Proceeds from the sale of future royalties	—	—	200,000
Payments for debt issuance costs	—	—	(325)
Payments for settlement of share-based awards	(277)	(294)	(3,757)
Net cash (used in) provided by financing activities	(26,618)	(27,626)	198,126
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,543)	(48,155)	41,394
Cash, cash equivalents and restricted cash at beginning of period	41,201	89,356	47,962
Cash, cash equivalents and restricted cash at end of period	$35,658	$41,201	$89,356
Supplemental disclosure of cash flow information
Cash paid for taxes	$109	$241	$4,899
Cash paid for interest	$8,794	$11,710	$1,987
Cash received from tenant improvement allowances	$5,881	$9,358	$1,994
Cash received from income tax refund	$33,785	$—	$—
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$5,597	$424
Operating lease liabilities arising from obtaining right-of-use assets	$1,199	$23,960	$3,817

The accompanying notes are an integral part of these consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. Nature of the Business

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs with an emphasis on virology and immunology. The Company discovered glecaprevir, the second of two antiviral protease inhibitors discovered and developed through its collaboration with AbbVie for the treatment of chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, or DAA, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017 for the treatment of chronic HCV. MAVYRET® was also approved as the first and only treatment for acute HCV infection in June 2025.

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

The Company classifies all of its marketable securities as available-for-sale. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with a rating of A3/A- or higher according to Moody’s or S&P or A- by Fitch. The Company reports available-for-sale investments at fair value as of each balance sheet date and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses are included in other income (expense) within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended September 30, 2025, 2024, and 2023.

Restricted Cash

As of September 30, 2025 and 2024, the Company had outstanding letters of credit collateralized by a money market account totaling $3,360 and $3,968 respectively, to the benefit of the landlord of the Company’s building leases. A total of $3,360 is classified as long-term restricted cash as of September 30, 2025. As of September 30, 2024, $608 was classified as short-term restricted cash and $3,360 was classified as long-term restricted cash based on the lease term end date of the Company's facility lease agreements

Concentration of Credit Risk and of Significant Customers and Suppliers

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

The Company has historically generated the majority of its revenue from its collaborative research and license agreements. As of September 30, 2025 and 2024, accounts receivable consisted of amounts due from the Company’s principal collaborator (see Note 7).

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

The Company’s instruments that are carried at fair value are cash equivalents, short-term marketable securities and the Series 1 nonconvertible preferred stock. The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

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

The Company reported net losses for each of the years ended September 30, 2025, 2024, and 2023. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Options to purchase common stock	5,759	5,184	4,365
Unvested rTSRUs	93	92	81
Unvested PSUs	93	92	81
Unvested restricted stock units	408	428	411

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

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). The Company adopted this standard as of September 30, 2017. The standard requires the Company to assess its ability to continue as a going concern one year beyond the date of filing and, in certain circumstances, provide additional footnote disclosures. Based on a detailed cash forecast incorporating current research and development activities and related spending plans, the Company believes that its current cash, cash equivalents and short-term marketable securities on hand at September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months beyond the date of issuance of these consolidated financial statements. The amount of capital available will depend on the Company’s management of its existing cash, cash equivalents and short-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties. If the Company should require financing beyond these resources to fund its research and development efforts, it may not be able to obtain financing on acceptable terms, or at all.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This amendment is effective for the Company in the fiscal year beginning October 1, 2024, and interim periods within the fiscal year beginning October 1, 2025, on a retrospective basis with early adoption permitted. The Company adopted ASU 2023-07 during the year ended September 30, 2025. See Note 16, Segment Information, for further information and disclosures.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of September 30, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,580	$—	$—	$11,580
Marketable securities:
U.S. Treasury notes	156,566	—	—	156,566
	168,146	—	—	168,146
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,311	1,311
	$—	$—	$1,311	$1,311

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$33,448	$—	$—	$33,448
Marketable securities:
U.S. Treasury notes	210,953	—	—	210,953
	244,401	—	—	244,401
Liabilities:
Series 1 nonconvertible preferred stock	—	—	1,350	1,350
	$—	$—	$1,350	$1,350

Cash equivalents as of September 30, 2025 and 2024 consist of money market funds that are readily convertible to cash and with less than 90 days until maturity.

During the years ended September 30, 2025, 2024, and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

The outstanding shares of Series 1 nonconvertible preferred stock as of September 30, 2025 and 2024 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model, which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

Series 1 nonconvertible preferred stock	Range
	September 30,
Unobservable Input	2025	2024
Probabilities of payout	0%-65%	0%-65%
Discount rate	8.25%	9.00%

The following table provides a rollforward of the aggregate fair value of the Company’s outstanding Series 1 nonconvertible preferred stock for which fair value is determined by Level 3 inputs:

Series 1 Nonconvertible Preferred Stock
(in thousands)
Balance, September 30, 2022	$1,423
Change in fair value	—
Balance, September 30, 2023	1,423
Change in fair value	(73)
Balance, September 30, 2024	1,350
Change in fair value	(39)
Balance, September 30, 2025	$1,311

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2025 and 2024 and is based on current estimates of future royalties expected to be paid to OMERS over the next 10 years, which are considered Level 3 inputs. See Note 8 for a rollforward of the liability.

4. Marketable Securities

As of September 30, 2025 and 2024, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	156,521	47	(2)	—	156,566
	$156,521	$47	$(2)	$—	$156,566

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	210,267	686	—	—	210,953
	$210,267	$686	$—	$—	$210,953

As of September 30, 2025 and 2024 marketable securities consisted of investments that mature within one year.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2025 and 2024:

	September 30,
	2025	2024
	(in thousands)
Leasehold improvements	$38,200	$13,975
Laboratory and office equipment	16,092	15,701
Furniture	3,404	3,117
Computer equipment	889	1,101
Purchased software	615	1,093
Construction in progress	—	22,748
	59,200	57,735
Less: Accumulated depreciation and amortization	(23,805)	(25,047)
	$35,395	$32,688

As of September 30, 2024, construction in progress related primarily to leasehold improvements for the new laboratory and office space located at 4 Kingsbury Avenue in Watertown, Massachusetts which was completed during the year ended September 30, 2025. Depreciation and amortization expense for property and equipment, was $4,586, $2,336 and $2,371 for the years ended September 30, 2025, 2024, and 2023, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and 2024:

	September 30,
	2025	2024
	(in thousands)
Accrued payroll and related expenses	$6,469	$6,570
Accrued research and development expenses	1,800	3,087
Accrued professional fees	1,386	1,332
Accrued pharmaceutical drug manufacturing	2,691	930
Accrued other	405	1,628
	$12,751	$13,547

7. Collaboration Agreements

AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”), with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,349,000 through September 30, 2025. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At September 30, 2025, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 6.39%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2022	$—
Proceeds from sale of future royalties	200,000
Debt issuance cost	(325)
Royalty payable to royalty purchaser	(10,318)
Interest expense, net of capitalized interest of $0	5,148
Balance - September 30, 2023	$194,505
Royalty payable to purchaser	(7,960)
Payments on royalty sale liability	(28,916)
Interest expense, net of capitalized interest of $672	11,612
Balance - September 30, 2024	$169,241
Royalty payable to purchaser	(8,243)
Payments on royalty sale liability	(27,356)
Interest expense, net of capitalized interest of $520	8,200
Balance - September 30, 2025	$141,842

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

As of September 30, 2025 and 2024, 1,930 shares of Series 1 nonconvertible preferred stock were issued and outstanding. For the years ended September 30, 2025, 2024, and 2023, the remeasurement of the Series 1 nonconvertible preferred stock resulted in non-cash gain of $39, $73 and $0, respectively, which was recorded in other income (expense) in the consolidated statements of operations. The total fair value of the Series 1 nonconvertible preferred stock was $1,311 and $1,350 as of September 30, 2025 and 2024, respectively.

11. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023, March 2024 and March 2025 and its 2024 Inducement Stock Incentive Plan (“2024 Inducement Plan”). The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan. The Company’s 2019 Plan permits the Company to sell or issue awards of common stock or restricted common stock or to grant awards of incentive stock options or nonqualified stock options for the purchase of common stock, restricted stock units, performance units, stock appreciation rights or other cash incentive awards, to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2019 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2019 Plan or any predecessor plans such as the 2012 Plan. Pursuant to the Company's 2024 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2025, 1,985 shares remained available for future awards under the 2019 Plan and 2024 Inducement Plan.

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

Stock Option Valuation

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The Company utilized historical data to determine the expected term of stock options granted. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero due to the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option awards are as follows, presented on a weighted average basis:

	Years Ended September 30,
	2025	2024	2023
Risk-free interest rate	4.14%	4.45%	3.88%
Expected term (in years)	6.22	6.01	6.04
Expected volatility	53%	52%	48%
Expected dividends	0%	0%	0%
Weighted average grant date fair value	$4.80	$5.43	$22.71

The following table summarizes stock option activity, including aggregate intrinsic value for the year ended September 30, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of September 30, 2024	5,184	$42.67	6.3	$1,416
Granted	1,202	8.63
Exercised	(16)	8.97
Forfeited	(232)	16.41
Expired	(379)	48.84
Outstanding as of September 30, 2025	5,759	$36.31	6.0	$6,457
Options vested and expected to vest as of September 30, 2025	5,759	$36.31	6.0	$6,457
Options exercisable as of September 30, 2025	4,040	$45.49	4.9	$2,082

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The following tables summarize additional exercise and grant date information:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Aggregate intrinsic value of stock options exercised	$17	$93	$3,295
Proceeds to Company from stock options exercised	$145	$147	$2,208

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

Assumptions and estimates utilized in the calculation of the fair value of the rTSRUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and the remaining performance period of the award. The table below sets forth the weighted average grant date fair value assumptions used to value the rTSRUs:

	Years Ended September 30,
	2025	2024	2023
Risk-free interest rate	3.94%	4.40%	4.19%
Dividend yield	0%	0%	0%
Expected volatility	70%	74%	77%
Performance period (years)	1.83	2.00	2.03

The following table summarizes PSU and rTSRU activity (at target) for the year ended September 30, 2025:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2024	92	$27.98	92	$25.09
Granted	69	20.44	46	8.57
Vested	(68)	47.24	—	—
Cancelled	—	—	(45)	40.32
Unvested at September 30, 2025	93	$8.47	93	$9.57

The total fair value of PSUs and rTSRUs vested during the years ended September 30, 2025, 2024, and 2023 were $396, $307, and $8,103, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ending September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Unvested at September 30, 2024	428	$36.37
Granted	186	8.57
Vested	(152)	42.11
Cancelled	(54)	16.71
Unvested at September 30, 2025	408	$24.15

The total fair value of restricted stock units vested during the years ended September 30, 2025, 2024, and 2023 were $1,290, $1,228, and $2,590, respectively.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense for the years ended September 30, 2025, 2024, and 2023:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Research and development	$6,306	$7,389	$9,551
General and administrative	12,259	19,406	18,665
	$18,565	$26,795	$28,216

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Stock options	$11,860	$15,342	$19,784
rTSRUs	667	1,243	1,893
PSUs	814	4,087	542
Restricted stock units	5,224	6,123	5,997
	$18,565	$26,795	$28,216

As of September 30, 2025, the Company had an aggregate of $18,839 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.8 years.

12. Leases

The Company has two real estate leases for properties located in Watertown, Massachusetts. The first lease, for office and laboratory space at 4 Kingsbury Avenue and the second lease, is for office space located at 400 Talcott Avenue.

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

In conjunction with the new lease agreement at 4 Kingsbury Avenue, the Company amended its 500 Arsenal Street lease to shorten the term of the lease from September 2027 to November 2024. The Company remeasured the lease term and remaining lease payments for the 500 Arsenal Street facility during the year ended September 30, 2024 when the Company gained access to the 4 Kingsbury Avenue facility. The Company recorded an adjustment to the right-of-use asset and lease liability for 500 Arsenal Street of $9,322 during the year ended September 30, 2024 and vacated the facility in November 2024.

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

The components of lease expense for the Company’s real estate and equipment leases were as follows:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Operating lease cost	$9,572	$10,574	$6,230
Variable lease cost	6,044	4,720	5,352
	$15,616	$15,294	$11,582

Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statements of cash flows were as follows:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$9,856	$8,283	$6,586
Tenant improvement allowance received	$5,881	$9,358	$1,994
Operating lease liabilities arising from obtaining right-of-use assets	$1,199	$23,960	$3,817

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	9.0	9.8
Weighted-average discount rate - operating leases	8.8%	8.8%

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Future annual minimum lease payments relating to the Company's lease liabilities as of September 30, 2025 were as follows:

Years ended September 30,	(in thousands)
2026	8,467
2027	8,721
2028	8,983
2029	9,252
2030	9,530
Thereafter	41,065
Total future minimum lease payments	86,018
Less: imputed interest	(27,785)
Less: tenant improvement allowance	(330)
Total operating lease liabilities	$57,903

The Company is required to maintain security deposits of $92 in connection with the real estate lease of 400 Talcott Avenue, which is included in other long-term assets on the Company's consolidated balance sheets. In addition, the Company is required to maintain a letter of credit in connection with the real estate lease of 4 Kingsbury Avenue, collateralized by money market accounts of $3,360, which amounts are classified as long-term restricted cash on the consolidated balance sheets.

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022 against Pfizer Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the ’953 Patent) in the manufacture, use, and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the ’953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ’953 Patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and a hearing on the motions was held on July 31, 2024. On December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The Company filed its opening brief with the Federal Circuit on March 21, 2025. On May 21, 2025, Pfizer filed its response brief. The Company filed its reply on June 13, 2025. The timing for a decision on the appeal is currently uncertain.

On August 20, 2025, the Company filed a patent infringement action in the Unified Patent Court (UPC) of the European Union against Pfizer Inc. and certain of its subsidiaries. The suit seeks a determination of liability for infringement of European Patent No. EP 4 051 265 (the “’265 Patent”) in connection with Pfizer’s manufacture, use, and sale of Paxlovid™ (nirmatrelvir tablets; ritonavir tablets) in the 18 EU member states participating in the UPC. The ’265 Patent is the European counterpart to the ‘953 Patent, which is the subject of ongoing litigation between Enanta and Pfizer in the United States. Under UPC procedures, a hearing on the infringement action is expected within the UPC’s published 12-month target, with a decision rendered within weeks thereafter. If the UPC determines there has been infringement, subsequent proceedings would be required to determine damages. All timelines remain subject to potential rights of appeal and other customary proceedings in European patent litigation.

The Company records all legal expenses associated with the patent infringement suit as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 and 2024.

14. Income Taxes

Income before income taxes for all periods presented is from domestic operations, which are the Company’s only operations. During the years ended September 30, 2025, 2024, and 2023, the Company recorded income tax benefit (expense) as follows:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Current income tax benefit (expense):
Federal	$1,772	$1,936	$(2,522)
State	(112)	(193)	(299)
Deferred income tax benefit (expense):
Federal	—	—	—
State	—	—	—
Income tax benefit (expense)	$1,660	$1,743	$(2,821)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2025	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.6)	(2.7)	(2.7)
Change in valuation allowance	17.8	10.6	36.6
Federal research and development tax credit	(4.9)	(2.2)	(4.6)
Share-based compensation	8.6	5.0	2.2
State research and development tax credit	(1.5)	(0.7)	(0.9)
Foreign derived intangible income	—	—	(7.0)
Interest on net operating loss carryback claim	(1.9)	(1.2)	(0.8)
Change in deferred tax rate	3.7	10.6	(0.1)
Other	(0.2)	0.1	0.5
Effective income tax rate	(2.0)%	(1.5)%	2.2%

The effective tax rates during the years ended September 30, 2025 and 2024 differ from the U.S. federal statutory rate primarily due to the full valuation allowance maintained on the Company’s net deferred tax assets.

Changes in the valuation allowance for deferred tax assets during the years ended September 30, 2025, 2024, and 2023 are as follows:

	Years Ended September 30,
	2025	2024	2023
	(in thousands)
Valuation allowance, beginning of year	$(127,244)	$(115,120)	$(67,726)
Increase recorded to valuation allowance	(14,989)	(12,124)	(47,394)
Valuation allowance, end of year	$(142,233)	$(127,244)	$(115,120)

Net deferred tax assets as of September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
	(in thousands)
Deferred tax assets:
Capitalized research and development	$58,675	$49,921
Liability related to the sale of future royalties	29,787	36,200
Tax credit carryforwards	24,196	18,793
Share-based compensation	12,911	14,551
Operating lease liability	12,229	13,058
Net operating loss carryforward	14,782	7,274
Accrued compensation	1,209	1,387
Accrued expenses	288	50
Other temporary differences	140	161
Total deferred tax assets	154,217	141,395
Valuation allowance	(142,233)	(127,244)
Net deferred tax assets	11,984	14,151

Deferred tax liabilities:
Operating lease, right-of-use assets	(7,885)	(8,627)
Depreciation	(3,920)	(4,362)
Prepaid expenses	(170)	(999)
Unrealized gain	(9)	(163)
Total deferred tax liabilities	(11,984)	(14,151)
Net deferred income tax assets (liabilities)	$—	$—

As of September 30, 2025, the Company had federal net operating loss carryforwards of $58,907 which do not expire and state net operating loss carryforwards of $38,200, which may be available to offset future taxable income and expire at various dates beginning in 2032. As of September 30, 2025, the Company also had federal and state research and development tax credit carryforwards of $18,043 and $7,981, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2042 and 2035, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development tax credit carryforwards and stock compensation expense. The Company considers it more likely that it will not have sufficient taxable income in the future that will allow it to realize all of its existing deferred tax assets. This is due to the fact the Company continues to progress its wholly-owned research and development programs and its declining royalty revenues from its Collaboration Agreement with AbbVie. As a result, the Company continued to record a valuation allowance as of September 30, 2025 against its deferred tax assets to reduce a portion of the Company’s deferred tax assets for which the Company does not believe it is more likely than not these will be realized.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years in the U.S. are still open under statute from 2021 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. During the year ended September 30, 2024, the Company received notice of examination by the Internal Revenue Service (“IRS”) for the years ending September 30, 2018 and September 30, 2019. The Company received and agreed to a notice of proposed adjustment from the IRS in October 2024, resulting in an additional refund of $871 related to the year ended September 30, 2019. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifted certain deduction limitations originally imposed by the Tax Act. Under the CARES Act, the Company was permitted to carryback net operating losses for up to five years for losses generated in fiscal 2018 through fiscal 2021. Net operating loss carrybacks were previously prohibited under the Tax Act. The CARES Act also eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in fiscal years 2018, 2019 or 2020. In addition, the CARES Act made qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in a $28,721 income tax benefit related to a federal net operating loss carryback at the previously enacted 35% rate in the Company’s consolidated financial statements during the year ended September 30, 2021. As of September 30, 2024, the Company had a federal income tax receivable $31,999, inclusive of an interest receivable of $3,292. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Total interest related to uncertain tax positions recorded as a liability on the Company’s consolidated balance sheets were $26 and $11 as of September 30, 2025 and 2024, respectively. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	September 30,
	2025	2024
	(in thousands)
Beginning Balance	$905	$1,056
Additions based on tax positions for the current period	—	—
Reductions for tax positions due to lapse of statute of limitations	(13)	(11)
Additions (reductions) for tax positions of prior periods	—	(140)
Ending Balance	$892	$905

The Company does not expect that its uncertain tax position will materially change within the next twelve months.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Act of 2017. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company determined that the tax provisions of the legislation do not have a material impact on its 2025 consolidated financial statements and continues to assess the impact on future years.

15. 401(k) Plan

The Company has a 401(k) plan. This plan covers substantially all employees who meet minimum age and service requirements. During the years ended September 30, 2025, 2024, and 2023, the Company recognized $1,684, $1,697, and $1,784, respectively, of expense related to its contributions to this plan.

16. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on discovering and developing small molecule drugs with an emphasis on virology and immunology. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM reviews consolidated operating results and utilizes net loss from the Statement of Operations against budget forecasts as the primary measure of segment profit or loss in making decisions surrounding allocating resources and assessing performance of the Company. The CODM is regularly provided detailed expense information, including expenses by expense category and program. The CODM makes decisions surrounding capital and personnel allocation using this information on a consolidated basis. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term marketable securities, as a measure of segment assets. As of September 30, 2025, the Company’s cash, cash equivalents and short-term marketable securities were $188,864. The following table presents selected financial information with respect to the Company’s single operating segment for the years ended September 30, 2025, 2024 and 2023 (in thousands):

	Years Ended September 30,
	2025	2024	2023
Revenue
Royalty revenue	$65,324	$67,635	$78,204
License revenue	—	—	1,000
Total revenue	65,324	67,635	79,204
Operating expenses:
RSV	59,808	86,367	78,120
COVID-19	587	4,625	66,082
HBV	152	371	6,974
Total virology	60,547	91,363	151,176
KIT	18,052	19,822	—
STAT6	16,614	4,691	—
Total immunology	34,666	24,513	—
Early discovery	11,328	14,995	8,253
Other programs for out-licensing	199	605	4,095
Total other programs	11,527	15,600	12,348
General and administrative	43,933	57,850	52,887
Loss from operations	(85,349)	(121,691)	(137,207)
Other income (expense):
Interest expense	(7,681)	(10,940)	(5,148)
Interest and investment income, net	9,442	14,770	11,360
Change in fair value of Series 1 nonconvertible preferred stock	39	73	—
Total other income, net	1,800	3,903	6,212
Loss before income taxes	(83,549)	(117,788)	(130,995)
Income tax benefit (expense)	1,660	1,743	(2,821)
Net loss	$(81,889)	$(116,045)	$(133,816)

17. Subsequent Events

On October 2, 2025, the Company closed an underwritten public offering of 7,475 shares of its common stock at a price of $10.00 per share. The gross proceeds of the offering, before deducting underwriting discounts and commissions and other offering expenses, were $74,750.