Form 10-Q
period 2025-12-31
ENANTA PHARMACEUTICALS INC
filed 2026-02-11
CIK 1177648

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 5, 2026, the registrant had 29,019,344 shares of common stock, $0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “on track,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list may not encompass all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and as updated in Item 1A herein.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31,	September 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$37,437	$32,298
Short-term marketable securities	148,412	156,566
Accounts receivable	8,493	6,882
Prepaid expenses and other current assets	4,342	8,590
Total current assets	198,684	204,336
Long-term marketable securities	56,055	—
Property and equipment, net	34,308	35,395
Operating lease, right-of-use assets	37,003	37,549
Long-term restricted cash	3,360	3,360
Other long-term assets	93	92
Total assets	$329,503	$280,732
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,885	$1,948
Accrued expenses and other current liabilities	7,575	12,751
Liability related to the sale of future royalties	31,981	30,710
Operating lease liabilities	3,287	3,146
Total current liabilities	44,728	48,555
Liability related to the sale of future royalties, net of current portion	102,822	111,132
Operating lease liabilities, net of current portion	53,782	54,757
Series 1 nonconvertible preferred stock	1,311	1,311
Other long-term liabilities	269	260
Total liabilities	202,912	216,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 29,019 and 21,387 shares issued and outstanding at December 31, 2025 and September 30, 2025 respectively	290	214
Additional paid-in capital	543,497	469,771
Accumulated other comprehensive loss	(329)	(339)
Accumulated deficit	(416,867)	(404,929)
Total stockholders' equity	126,591	64,717
Total liabilities and stockholders' equity	$329,503	$280,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2025	2024
Revenue
Royalty revenue	$18,615	$16,959
Total revenue	18,615	16,959
Operating expenses:
Research and development	20,859	27,656
General and administrative	9,009	12,846
Total operating expenses	29,868	40,502
Loss from operations	(11,253)	(23,543)
Other income (expense):
Interest expense	(3,083)	(1,962)
Interest and investment income, net	2,422	2,799
Total other (expense) income, net	(661)	837
Loss before income taxes	(11,914)	(22,706)
Income tax (expense) benefit	(24)	416
Net loss	$(11,938)	$(22,290)
Net loss per share, basic and diluted	$(0.42)	$(1.05)
Weighted average common shares outstanding, basic and diluted	28,748	21,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2025	2024
Net loss	$(11,938)	$(22,290)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	10	(331)
Total other comprehensive income (loss)	10	(331)
Comprehensive loss	$(11,928)	$(22,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2025	21,387	$214	$469,771	$(339)	$(404,929)	$64,717
Issuance of common stock from October 2025 public offering, net of issuance costs of $4,802	7,475	75	69,873	—	—	69,948
Exercise of stock options	16	—	141	—	—	141
Vesting of restricted stock units, net of withholding	141	1	(98)	—	—	(97)
Stock-based compensation expense	—	—	3,810	—	—	3,810
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(11,938)	(11,938)
Balances, December 31, 2025	29,019	$290	$543,497	$(329)	$(416,867)	$126,591

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,938)	$(22,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,810	5,666
Depreciation and amortization expense	1,230	889
Non-cash interest associated with the sale of future royalties	696	(536)
Non-cash royalty revenue	(1,879)	(1,281)
Premium paid on marketable securities	(756)	—
Amortization of premiums on marketable securities	20	632
Loss on disposal of property and equipment	—	6
Change in operating assets and liabilities:
Accounts receivable	(1,611)	(1,072)
Prepaid expenses and other current assets	4,248	1,729
Income tax receivable	—	(445)
Operating lease, right-of-use assets	546	1,530
Other long-term assets	(1)	—
Accounts payable	(63)	(168)
Accrued expenses	(5,176)	(2,910)
Operating lease liabilities	(834)	1,445
Other long-term liabilities	9	4
Net cash used in operating activities	(11,699)	(16,801)
Cash flows from investing activities
Purchase of marketable securities	(148,624)	—
Proceeds from maturities and sale of marketable securities	101,469	77,648
Purchase of property and equipment	(143)	(8,745)
Net cash (used in) provided by investing activities	(47,298)	68,903
Cash flows from financing activities
Proceeds from October 2025 public offering, net of issuance costs of $4,802	69,948	—
Payments on royalty sale liability, net of imputed interest	(5,856)	(4,943)
Payments for settlement of share-based awards	(97)	(137)
Proceeds from the exercise of stock options	141	94
Net cash provided by (used in) financing activities	64,136	(4,986)
Net increase in cash, cash equivalents and restricted cash	5,139	47,116
Cash, cash equivalents and restricted cash at beginning of period	35,658	41,201
Cash, cash equivalents and restricted cash at end of period	$40,797	$88,317
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$2,427
Operating lease liabilities arising from obtaining right-of-use assets	$—	$547
Supplemental disclosure of cash flow information
Cash paid for interest	$2,379	$3,008
Cash received from tenant improvement allowances	$—	$2,710

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of December 31, 2025 and for the three months ended December 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of December 31, 2025 and results of operations for the three months ended December 31, 2025 and 2024 and cash flows for the three months ended December 31, 2025 and 2024 have been made. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2026.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $11,938 for the three months ended December 31, 2025 and $81,889 for the year ended September 30, 2025. As of December 31, 2025, the Company had an accumulated deficit of $416,867. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of December 31, 2025, the Company had $241,904 in cash, cash equivalents and short-term and long-term marketable securities. The Company expects that its cash, cash equivalents and short-term and long-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

Follow-on Public Offering

In October 2025, the Company closed an underwritten public offering of its common stock. The Company issued and sold 7,475 shares of its common stock at a public offering price of $10.00 per share. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commissions and other offering expenses, were $74,750.

2. Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

	As of December 31,
	2025	2024
	(in thousands)
Options to purchase common stock	6,644	6,000
Unvested rTSRUs	151	92
Unvested PSUs	151	92
Unvested restricted stock units	425	438

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in the fiscal year beginning October 1, 2025, with early adoption permitted. The Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of December 31, 2025 and September 30, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,905	$—	$—	$35,905
Marketable securities:
U.S. Treasury notes	204,467	—	—	204,467
	$240,372	$—	$—	$240,372
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,580	$—	$—	$11,580
Marketable securities:
U.S. Treasury notes	156,566	—	—	156,566
	$168,146	$—	$—	$168,146
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

During the three months ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The 1,930 outstanding shares of Series 1 nonconvertible preferred stock as of December 31, 2025 and September 30, 2025 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	December 31,	September 30,
Unobservable Input	2025	2025
Probabilities of payout	0%-65%	0%-65%
Discount rate	8.25%	8.25%

There were no changes in the fair value of nonconvertible preferred stock during the three months ended December 31, 2025 and 2024.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2025 and is based on current estimates of future royalties expected to be paid to OMERS over the next 7 years, which are considered Level 3 inputs. See Note 7 for a rollforward of the liability.

4. Marketable Securities

As of December 31, 2025 and September 30, 2025, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$204,412	$62	$(7)	$—	$204,467
	$204,412	$62	$(7)	$—	$204,467

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$156,521	$47	$(2)	$—	$156,566
	$156,521	$47	$(2)	$—	$156,566

As of December 31, 2025 and September 30, 2025, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Treasury notes as of December 31, 2025 which have maturities between one and two years and an aggregate fair value of $56,055.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31,	September 30,
	2025	2025
	(in thousands)
Accrued payroll and related expenses	$2,401	$6,469
Accrued research and development expenses	2,054	1,800
Accrued professional fees	834	1,386
Accrued pharmaceutical drug manufacturing	1,909	2,691
Accrued other	377	405
	$7,575	$12,751

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,356,000 through December 31, 2025. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

Because the royalty sale agreement will be paid back to OMERS up to a capped amount, as well as the Company’s significant continuing involvement in the generation of future cash flows under its AbbVie Agreement, the Company recorded the proceeds from the transaction as a liability on its condensed consolidated balance sheets which will be amortized as interest expense in the condensed consolidated statements of operations under the effective interest rate method over the life of the royalty sale agreement. The Company will continue to record the full amount of royalties earned on MAVYRET/MAVIRET sales as royalty revenue in its condensed consolidated statements of operations.

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

At December 31, 2025, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 8.6%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2025	$141,842
Royalty payable to purchaser	(10,122)
Interest expense	3,083
Balance - December 31, 2025	$134,803

8. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023, March 2024, December 2024 and March 2025 and its 2024 Inducement Stock Incentive Plan, which was adopted by the Board of Directors in April 2024 for awards to new employees and amended in December 2024. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including aggregate intrinsic value, for the year-to-date period ending December 31, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2025	5,759	$36.31	6.0	$6,457
Granted	1,153	13.66
Exercised	(16)	8.93
Forfeited	—	—
Expired	(252)	34.77
Outstanding as of December 31, 2025	6,644	$32.50	6.7	$16,933
Options vested and expected to vest as of December 31, 2025	6,644	$32.50	6.7	$16,933
Options exercisable as of December 31, 2025	3,991	$45.16	5.1	$5,639

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ending December 31, 2025:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2025	93	$8.47	93	$9.57
Granted	58	15.39	58	18.33
Vested	—	—	—	—
Cancelled	—	—	—	—
Unvested as of December 31, 2025	151	$11.11	151	$12.91

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ending December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2025	408	$24.15
Granted	171	13.66
Vested	(147)	34.16
Cancelled	(7)	46.86
Unvested as of December 31, 2025	425	$16.08

Stock-Based Compensation Expense

During the three months ended December 31, 2025 and 2024, the Company recognized the following stock-based compensation expense:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Research and development	$1,660	$1,432
General and administrative	2,150	4,234
	$3,810	$5,666

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Stock options	$2,475	$3,343
Restricted stock units	1,098	1,411
rTSRUs	111	273
Performance stock units	126	639
	$3,810	$5,666

During the three months ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of December 31, 2025, the Company had an aggregate of $27,744 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

9. Income Taxes

For the three months ended December 31, 2025 and 2024, the Company recorded an income tax expense of $24 and an income tax benefit of $416, respectively. The income tax benefit for the three months ended December 31, 2024 was primarily due to interest earned on the federal income tax refund. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company determined that the legislation does not have a material impact on its condensed consolidated financial statements for the three months ended December 31, 2025 .

10. Commitments and Contingencies

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

In June 2022, the Company announced that it filed suit in the United States District Court for the District of Massachusetts on June 21, 2022 against Pfizer Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the “’953 Patent”) in the manufacture, use, and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the ’953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ’953 Patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and, on December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The Company filed its opening brief with the Federal Circuit on March 21, 2025. On May 21, 2025, Pfizer filed its response brief. The Company filed its reply on June 13, 2025. The timing for a decision on the appeal is currently uncertain.

On August 20, 2025, the Company filed a patent infringement action in the Unified Patent Court (UPC) of the European Union against Pfizer Inc. and certain of its subsidiaries. The suit seeks a determination of liability for infringement of European Patent No. EP 4 051 265 (the “’265 Patent”) in connection with Pfizer’s manufacture, use, and sale of Paxlovid™ (nirmatrelvir tablets; ritonavir tablets) in the 18 EU member states participating in the UPC. The ’265 Patent is the European counterpart to the ‘953 Patent. Under UPC procedures, a hearing on the infringement action is expected within the UPC’s published 12-month target, with a decision rendered within weeks thereafter. If the UPC determines there has been infringement, subsequent proceedings would be required to determine damages. All timelines remain subject to potential rights of appeal and other customary proceedings in European patent litigation.

The Company records all legal expenses associated with the patent infringement suits as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of December 31, 2025.

11. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on discovering and developing small molecule drugs with an emphasis on virology and immunology indications. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM reviews consolidated operating results and utilizes net loss from the Statement of Operations against budget forecasts as the primary measure of segment profit or loss in making decisions surrounding allocating resources and assessing performance of the Company. The CODM is regularly provided detailed expense information, including expenses by expense category and program. The CODM makes decisions surrounding capital and personnel allocation using this information on a consolidated basis. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term and long-term marketable securities, as a measure of segment assets. As of December 31, 2025, the Company’s cash, cash equivalents and short-term and long-term marketable securities were $241,904. The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Revenue
Royalty revenue	$18,615	$16,959
Total revenue	18,615	16,959
Operating expenses:
RSV	4,921	18,415
Total virology	4,921	18,415
KIT	4,845	4,257
STAT6	7,101	2,287
MRGPRX2	2,257	2,077
Total immunology	14,203	8,621
Early discovery	1,579	359
Other programs for out-licensing	156	261
Total other programs	1,735	620
General and administrative	9,009	12,846
Loss from operations	(11,253)	(23,543)
Other income (expense):
Interest expense	(3,083)	(1,962)
Interest and investment income, net	2,422	2,799
Total other (expense) income, net	(661)	837
Loss before income taxes	(11,914)	(22,706)
Income tax (expense) benefit	(24)	416
Net loss	$(11,938)	$(22,290)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto for our fiscal year ended September 30, 2025 included in our Annual Report on Form 10-K for that fiscal year, which is referred to as our 2025 Form 10-K. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

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

Our initial immunology targets involve the following mechanisms of immune response:

•
KIT, a receptor tyrosine kinase, critical for regulating mast cell survival and activation, including release of potent inflammatory mediators such as histamine, which is a primary driver of inflammation and implicated in multiple allergic diseases;
•
STAT6, a transcription factor uniquely responsible for interleukin-4, or IL-4, and interleukin-13, or IL-13, cell signaling, which drives a type 2 dominant phenotype and downstream inflammation; and
•
MRGPRX2, a non-canonical G-Protein-Coupled-Receptor (GPCR) expressed predominantly on mast cells, which upon activation triggers degranulation and release of inflammation mediating components, leading to an inflammatory response that is a driver in multiple allergic diseases.

These mechanisms are implicated, along with others, in several diseases, and it is not uncommon for an efficacious treatment for one disease to be tested and approved for other immunology indications. In addition, these mechanisms are orthogonal approaches that may provide additive or complementary benefit if used in combination. We currently plan to focus our initial immunology drug development, proof-of-concept efforts on the following disease indications:

•
Urticaria, including chronic spontaneous urticaria, or CSU, a severely debilitating, chronic inflammatory skin disease manifested by hives, angioedema, which is swelling of soft tissues, or both, but with no identified triggers, which has an estimated global prevalence of between 0.5% – 1% of the population, resulting in approximately 1.75–3.5 million people with this condition at any given time in the U.S. alone or chronic inducible urticaria (CIndU) of various forms with a variety of known triggers; and
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the US adult population, of whom approximately 40% have moderate to severe disease.

As of December 31, 2025, we had $241.9 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2025, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

Our Wholly-Owned Programs

All of our development programs are wholly-owned, including our RSV and immunology programs.

RSV. We have two clinical stage candidates for RSV – zelicapavir (formerly EDP-938) and EDP-323. Both candidates inhibit viral replication and the production of new virions. These clinical candidates differ from fusion inhibitors, which act only at viral entry. Zelicapavir, which has Fast Track designation from the U.S. Food and Drug Administration, or FDA, is a potent inhibitor of the RSV N-protein. EDP-323, which also has a Fast Track designation from the FDA, is an inhibitor of the RSV L-protein.

•
Zelicapavir - N-protein Inhibitor Candidate: Zelicapavir, a once-daily, oral, direct-acting antiviral selectively targeting the N-protein, has demonstrated statistically significant reductions in RSV viral load and symptoms in a Phase 2 human challenge model clinical study. We believe that zelicapavir has the greatest potential to show optimal efficacy in high-risk populations since these patients have reduced RSV immunity or other comorbidities, which manifest in a higher and longer duration of viral replication and greater disease severity, allowing a bigger window to realize the full potential of zelicapavir. Our development program is focused on evaluating zelicapavir in high-risk populations, including high-risk adults and pediatric patients, all of which have significant unmet need:
o
High-Risk Adults Study of Zelicapavir. In September 2025, we announced positive topline results from a Phase 2b randomized, double-blind, placebo-controlled study evaluating zelicapavir in high-risk adults with RSV, including those who are older than 65 years of age and those who have asthma, chronic obstructive pulmonary disease, or congestive heart failure.
o
Pediatric Study of Zelicapavir. In December 2024, we announced positive topline results from the first-in-pediatrics Phase 2 randomized, double-blind, placebo-controlled study evaluating zelicapavir in hospitalized and non-hospitalized children aged 28 days to 36 months with RSV.

In these Phase 2 clinical studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 700 subjects exposed to zelicapavir to date, as well as antiviral activity and reductions in symptom duration. We are continuing to conduct Phase 3 enabling activities for zelicapavir, with the goal of aligning with the FDA in the second quarter of 2026 on an adult Phase 3 trial design and overall registration path. In parallel, we are exploring potential business development opportunities to advance our RSV programs to the next stage of clinical development.

•
EDP-323 - L-protein Inhibitor Candidate: Our second clinical RSV candidate, EDP-323, is an oral, once-daily, direct-acting antiviral selectively targeting the RSV L-protein, a viral RNA-dependent RNA polymerase enzyme that contains multiple enzymatic activities required for RSV replication. EDP-323 has sub-nanomolar potency in vitro and protected mice from RSV infection in a dose-dependent manner as demonstrated by both virological and pathological endpoints. EDP-323 is not expected to have cross-resistance to other classes of inhibitors and has the potential to be used alone, or in combination with other RSV mechanisms, to broaden the treatment window or addressable patient populations.
o
Phase 2a Study of EDP-323. In September 2024, we announced positive topline results for EDP-323 in a Phase 2a challenge study of healthy adults infected with RSV, which demonstrated statistically significant reductions in RSV viral load and symptoms. In addition, a post-exposure prophylaxis analysis was performed in subjects who were not infected by Day 5 after RSV exposure. The data showed the potential for EDP-323 to be effective in preventing RSV infection when initiated up to five days after RSV exposure.

Immunology. We are leveraging our expertise in developing small molecule inhibitors to design and develop highly potent and selective oral medicines targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a preclinical-stage program to develop oral KIT inhibitors for the treatment of CSU and potentially other mast cell-associated indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have selected EDP-978 as our clinical candidate. EDP-978 demonstrates potent nanomolar activity in both binding and cellular function assays, sub-nanomolar activity in vivo, and high selectivity for KIT versus other kinases. EDP-978 also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion, or ADME, properties, supporting once-daily dosing. We are on track to file an Investigational New Drug application, or IND, for this program in the first quarter of 2026, with topline Phase 1 data expected in the fourth quarter of 2026.
•
STAT6 Inhibitors. We have a preclinical stage program to develop oral inhibitors of the signal transducer and activator of transcription 6 transcription factor, known as STAT6, for the treatment of type 2 immune-driven diseases. STAT6 is responsible for IL-4/IL-13 signaling, the pathway targeted by dupilumab, an IL-4 and IL-13 monoclonal antibody marketed as DUPIXENT®. We are initially focusing on AD for a proof-of-concept clinical study, and subsequently other indications where dupilumab is approved or has shown clinical activity. EPS-3903 is our lead development candidate, which has demonstrated nanomolar potency in both binding and cellular assays and is highly selective for STAT6 versus other STATs. EPS-3903 results in a rapid, continuous and complete (>90%) inhibition of phosphorylated STAT6 after oral dosing in mice. Importantly, EPS-3903 shows in vivo efficacy comparable to dupilumab, or an anti-mouse IL-4/IL-13 antibody, in multiple disease models of asthma (ovalbumin, house dust mite) and AD (MC903). EPS-3903 displays favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We are currently performing scale-up and IND enabling activities and are on track to file an IND in the second half of 2026.
•
MRGPRX2 Inhibitors. In January 2026, we announced a preclinical program targeting MRGPRX2, a non-canonical G protein-coupled receptor, or GPCR, expressed predominantly on mast cells, for the treatment of type 2 immune driven diseases. MRGPRX2 inhibitors act through non-depleting mast cell modulation, including IgE-independent pathways, and may have the potential to address multiple chronic inflammatory diseases, including urticaria, asthma, prurigo nodularis and others, with strong efficacy and a best-in-disease safety profile. Currently, our prototype inhibitors demonstrate MRGPRX2 inhibition with nanomolar potency (EC50 of 1-2nM) in cellular assays and prevent skin mast cell activation in humanized MRGPRX2 mouse models. Further, our prototype inhibitors show potent activity across multiple MRGPRX2 agonists, with high selectivity for MRGPRX2 versus other GPCRs. These prototypes also demonstrate favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We are continuing to evaluate multiple compounds in preclinical studies and expect to select a development candidate in the second half of 2026.

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

**Continued development dependent on a future collaboration.

***Initial indications. Potential future indications include asthma, chronic inducible urticaria (CIndU), eosinophilic esophagitis (EoE); prurigo nodularis (PN), migraine and others.

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

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we have completed our Phase 2 studies of zelicapavir and EDP-323 and we are exploring potential business development opportunities for the RSV programs.

To date, we have funded our operations primarily through royalty payments received under our collaboration agreement with AbbVie, a $200.0 million payment received in April 2023 from our royalty sale agreement and our existing cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

Revenue

Our revenue is primarily derived from our collaboration agreement with AbbVie and AbbVie’s sales of MAVYRET/MAVIRET, an 8-week treatment regimen for acute or chronic HCV.

The following table is a summary of revenue recognized for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Revenue
Royalty revenue	$18,615	$16,959
Total revenue	$18,615	$16,959

As disclosed above regarding our OMERS royalty sale agreement, we only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

Internal Programs

As our internal product candidates are currently in preclinical or Phase 2 clinical development, we have not generated any revenue from our own product sales. We do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect our external research and development expenses generally to decrease since we have completed our Phase 2 studies of zelicapavir and EDP-323 and we are exploring potential business development opportunities for our RSV programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Revenue	$18,615	$16,959
Research and development	20,859	27,656
General and administrative	9,009	12,846
Interest expense	(3,083)	(1,962)
Interest and investment income, net	2,422	2,799
Income tax (expense) benefit	(24)	416
Net loss	$(11,938)	$(22,290)

Revenue

We recognized revenue of $18.6 million during the three months ended December 31, 2025 as compared to $17.0 million during the three months ended December 31, 2024. The $1.7 million increase in revenue was primarily due to AbbVie’s higher reported HCV sales as compared to the same period in 2024.

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

Research and development expenses

	Three Months Ended December 31,
	2025	2024
	(in thousands)
R&D programs:
Virology
RSV	$4,921	$18,415
Total Virology	$4,921	$18,415
Immunology
KIT	4,845	4,257
STAT6	7,101	2,287
MRGPRX2	2,257	2,077
Total Immunology	$14,203	$8,621
Other Programs
Early discovery	1,579	359
Other pipeline programs	156	261
Total Other Programs	$1,735	$620
Total research and development expenses	$20,859	$27,656

Research and development expenses for the three months ended December 31, 2025 decreased by $6.8 million compared to the same period in 2024.

Virology

The costs in our virology programs decreased by $13.5 million primarily due to the timing of clinical trials in our RSV programs.

Immunology

The costs in our immunology programs increased by $5.6 million due to scale-up and IND-enabling activities for such programs.

Other Programs

Other program costs increased by $1.1 million as we advanced early-stage drug discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $3.8 million for the three months ended December 31, 2025 compared to the same period in 2024. The decrease was due to a decrease in stock-based compensation expenses and a decrease in legal expenses related to our patent infringement suit against Pfizer for the ’953 Patent.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $1.1 million for the three months ended December 31, 2025, as compared to the same period in 2024, due to an increase in royalties arising from AbbVie’s product sales under the AbbVie Agreement and corresponding royalty payment to OMERS arising from such sales pursuant to our OMERS royalty sales agreement.

Interest and investment income, net

Interest and investment income, net, decreased by $0.4 million for the three months ended December 31, 2025, as compared to the same period in 2024. The decrease was due to lower interest rates year over year.

Income tax (expense) benefit

The income tax expense during the three months ended December 31, 2025 was primarily due to state income taxes. The income tax benefit during the three months ended December 31, 2024 related to interest recorded on our $33.8 million federal tax refund, which we received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. We determined that the legislation does not have a material impact on our condensed consolidated financial statements for the three months ended December 31, 2025.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At December 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $241.9 million.

The following table shows a summary of our cash flows:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(11,699)	$(16,801)
Investing activities	(47,298)	68,903
Financing activities	64,136	(4,986)
Net increase in cash, cash equivalents and restricted cash	$5,139	$47,116

Net cash used in operating activities

Cash used in operating activities was $11.7 million for the three months ended December 31, 2025 as compared to cash used in operating activities of $16.8 million for the same period in 2024. Our cash used in operating activities decreased $5.1 million primarily due to lower research and development payments.

Net cash (used in) provided by investing activities

Cash used in investing activities was $47.3 million for the three months ended December 31, 2025 as compared to cash provided by investing activities of $68.9 million for the same period in 2024. Our cash used in investing activities increased $116.2 million, driven by the timing of purchases and maturities of marketable securities in 2025 compared to 2024.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $64.1 million for the three months ended December 31, 2025 as compared to cash used in financing activities of $5.0 million for the same period in 2024. Our cash provided by financing activities increased $69.1 million, driven primarily by proceeds received from our public offering which closed in October 2025.

Funding Requirements

As of December 31, 2025, we had $241.9 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2025, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $5.7 million for the remainder of 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, $9.5 million in 2030, and $41.1 million thereafter.

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

Preferred Stock

As of December 31, 2025, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.3 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of December 31, 2025. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our 2025 Form 10-K for information about our critical accounting policies as well as a description of our other significant accounting policies. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the detailed discussion of risk factors included in our 2025 Form 10-K.

There have been no material changes to such risk factors during the quarter ended December 31, 2025. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	Incentive Stock Option Grant Notice and Option Agreement (2019 Equity Incentive Plan)	—	—	—	—	X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: February 11, 2026

/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D. President and Chief Executive Officer (Principal Executive Officer)