Form 10-Q
period 2026-03-31
ENANTA PHARMACEUTICALS INC
filed 2026-05-13
CIK 1177648

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(Registrant’s telephone number, including area code:) (617) 607-0800

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

As of May 5, 2026, the registrant had 29,078,380 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	September 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$34,928	$32,298
Short-term marketable securities	128,846	156,566
Accounts receivable	7,809	6,882
Prepaid expenses and other current assets	6,810	8,590
Income tax receivable	19	—
Total current assets	178,412	204,336
Long-term marketable securities	63,238	—
Property and equipment, net	33,114	35,395
Operating lease, right-of-use assets	36,436	37,549
Long-term restricted cash	3,360	3,360
Other long-term assets	144	92
Total assets	$314,704	$280,732
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,363	$1,948
Accrued expenses and other current liabilities	6,859	12,751
Liability related to the sale of future royalties	31,461	30,710
Operating lease liabilities	3,759	3,146
Total current liabilities	46,442	48,555
Liability related to the sale of future royalties, net of current portion	97,309	111,132
Operating lease liabilities, net of current portion	52,777	54,757
Series 1 nonconvertible preferred stock	1,311	1,311
Other long-term liabilities	278	260
Total liabilities	198,117	216,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 29,061 and 21,387 shares issued and outstanding at March 31, 2026 and September 30, 2025 respectively	291	214
Additional paid-in capital	546,988	469,771
Accumulated other comprehensive loss	(734)	(339)
Accumulated deficit	(429,958)	(404,929)
Total stockholders' equity	116,587	64,717
Total liabilities and stockholders' equity	$314,704	$280,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Royalty revenue	$17,159	$14,926	$35,774	$31,885
Total revenue	17,159	14,926	35,774	31,885
Operating expenses:
Research and development	19,443	28,065	40,302	55,721
General and administrative	9,568	11,388	18,577	24,234
Total operating expenses	29,011	39,453	58,879	79,955
Loss from operations	(11,852)	(24,527)	(23,105)	(48,070)
Other income (expense):
Interest expense	(3,316)	(1,714)	(6,399)	(3,676)
Interest and investment income, net	2,084	2,292	4,506	5,091
Total other (expense) income, net	(1,232)	578	(1,893)	1,415
Loss before income taxes	(13,084)	(23,949)	(24,998)	(46,655)
Income tax (expense) benefit	(7)	1,305	(31)	1,721
Net loss	$(13,091)	$(22,644)	$(25,029)	$(44,934)
Net loss per share, basic and diluted	$(0.45)	$(1.06)	$(0.87)	$(2.11)
Weighted average common shares outstanding, basic and diluted	29,040	21,355	28,892	21,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(13,091)	$(22,644)	$(25,029)	$(44,934)
Other comprehensive loss:
Net unrealized loss on marketable securities	(405)	(195)	(395)	(526)
Total other comprehensive loss	(405)	(195)	(395)	(526)
Comprehensive loss	$(13,496)	$(22,839)	$(25,424)	$(45,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2025	21,387	$214	$469,771	$(339)	$(404,929)	$64,717
Issuance of common stock from October 2025 public offering, net of issuance costs of $4,802	7,475	75	69,873	—	—	69,948
Exercise of stock options	16	—	141	—	—	141
Vesting of restricted stock units, net of withholding	141	1	(98)	—	—	(97)
Stock-based compensation expense	—	—	3,810	—	—	3,810
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(11,938)	(11,938)
Balances, December 31, 2025	29,019	$290	$543,497	$(329)	$(416,867)	$126,591
Exercise of stock options	5	—	49	—	—	49
Vesting of restricted stock units, net of withholding	37	1	(306)	—	—	(305)
Stock-based compensation expense	—	—	3,748	—	—	3,748
Other comprehensive loss	—	—	—	(405)	—	(405)
Net loss	—	—	—	—	(13,091)	(13,091)
Balances, March 31, 2026	29,061	$291	$546,988	$(734)	$(429,958)	$116,587

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816
Vesting of restricted stock units, net of withholding	44	1	(128)	—	—	(127)
Stock-based compensation expense	—	—	4,688	—	—	4,688
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,644)	(22,644)
Balances, March 31, 2025	21,377	$214	$461,522	$(224)	$(367,974)	$93,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(25,029)	$(44,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,558	10,354
Depreciation and amortization expense	2,439	2,092
Non-cash interest associated with the sale of future royalties	929	(1,303)
Non-cash royalty revenue	(1,106)	(175)
Premium paid on marketable securities	(1,037)	—
Amortization of premiums on marketable securities	322	1,448
Loss on disposal of property and equipment	—	6
Change in operating assets and liabilities:
Accounts receivable	(927)	(146)
Prepaid expenses and other current assets	1,780	3,556
Income tax receivable	(19)	(1,837)
Operating lease, right-of-use assets	1,113	2,656
Other long-term assets	(52)	(4)
Accounts payable	2,415	705
Accrued expenses	(5,892)	(4,883)
Operating lease liabilities	(1,367)	2,164
Other long-term liabilities	18	12
Net cash used in operating activities	(18,855)	(30,289)
Cash flows from investing activities
Purchase of marketable securities	(190,574)	(55,016)
Proceeds from maturities and sale of marketable securities	155,376	130,833
Purchase of property and equipment	(158)	(11,283)
Net cash (used in) provided by investing activities	(35,356)	64,534
Cash flows from financing activities
Proceeds from October 2025 public offering, net of issuance costs of $4,802	69,948	—
Payments on royalty sale liability, net of imputed interest	(12,895)	(11,703)
Payments for settlement of share-based awards	(402)	(264)
Proceeds from the exercise of stock options	190	94
Net cash provided by (used in) financing activities	56,841	(11,873)
Net increase in cash, cash equivalents and restricted cash	2,630	22,372
Cash, cash equivalents and restricted cash at beginning of period	35,658	41,201
Cash, cash equivalents and restricted cash at end of period	$38,288	$63,573
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$1,296
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,101
Supplemental disclosure of cash flow information
Cash paid for interest	$5,453	$5,480
Cash received from tenant improvement allowances	$330	$4,780

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

The Company is subject to many of the risks common to companies in the biotechnology industry, including but not limited to, the uncertainties of research and development, competition from technological innovations of others, dependence on collaborative arrangements, protection of proprietary technology, dependence on key personnel and compliance with government regulation. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approvals, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three and six months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026 and results of operations for the three and six months ended March 31, 2026 and 2025 and cash flows for the six months ended March 31, 2026 and 2025 have been made. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2026.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $25,029 for the six months ended March 31, 2026 and $81,889 for the year ended September 30, 2025. As of March 31, 2026, the Company had an accumulated deficit of $429,958. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of March 31, 2026, the Company had $227,012 in cash, cash equivalents and short-term and long-term marketable securities. The Company expects that its cash, cash equivalents and short-term and long-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

	As of March 31,
	2026	2025
	(in thousands)
Options to purchase common stock	6,740	6,025
Unvested rTSRUs	104	93
Unvested PSUs	104	93
Unvested restricted stock units	420	427

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of March 31, 2026 and September 30, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$34,533	$—	$—	$34,533
Marketable securities:
U.S. Treasury notes	192,084	—	—	192,084
	$226,617	$—	$—	$226,617
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,580	$—	$—	$11,580
Marketable securities:
U.S. Treasury notes	156,566	—	—	156,566
	$168,146	$—	$—	$168,146
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

During the three and six months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.

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

The 1,930 outstanding shares of Series 1 nonconvertible preferred stock as of March 31, 2026 and September 30, 2025 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	March 31,	September 30,
Unobservable Input	2026	2025
Probabilities of payout	0%-65%	0%-65%
Discount rate	8.25%	8.25%

There were no changes in the fair value of nonconvertible preferred stock during the three and six months ended March 31, 2026 and 2025.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2026 and is based on current estimates of future royalties expected to be paid to OMERS over the next 6 years, which are considered Level 3 inputs. See Note 7 for a rollforward of the liability.

4. Marketable Securities

As of March 31, 2026 and September 30, 2025, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$192,434	$—	$(350)	$—	$192,084
	$192,434	$—	$(350)	$—	$192,084

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$156,521	$47	$(2)	$—	$156,566
	$156,521	$47	$(2)	$—	$156,566

As of March 31, 2026 and September 30, 2025, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Treasury notes as of March 31, 2026 which have maturities between one and two years and an aggregate fair value of $63,238.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025
	(in thousands)
Accrued payroll and related expenses	$2,936	$6,469
Accrued research and development expenses	1,204	1,800
Accrued professional fees	911	1,386
Accrued pharmaceutical drug manufacturing	1,498	2,691
Accrued other	310	405
	$6,859	$12,751

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,365,000 through March 31, 2026. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

The Company’s liability related to the sale of future royalties is estimated based on forecasted worldwide MAVYRET/MAVIRET royalties to be paid to OMERS over the course of the royalty sale agreement. This estimate requires significant judgment, including the amount and timing of royalty payments up until the end of the royalty sale agreement, which is estimated to be the stated term of June 30, 2032. As royalties are earned by OMERS, the liability is reduced on the Company’s condensed consolidated balance sheets.

At March 31, 2026, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 10.0%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2025	$141,842
Royalty payable to purchaser	(9,349)
Payments on royalty sale liability	(10,122)
Interest expense	6,399
Balance - March 31, 2026	$128,770

8. Stock-Based Awards

The Company grants stock-based awards, including stock options, restricted stock units and other unit awards under its 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by its stockholders on February 28, 2019 and amended in March 2021, March 2022, March 2023, March 2024, December 2024, March 2025 and March 2026 and its 2024 Inducement Stock Incentive Plan, which was adopted by the Board of Directors in April 2024 for awards to new employees and amended in December 2024. The Company also has outstanding stock option awards under its 2012 Equity Incentive Plan (the “2012 Plan”), but is no longer granting awards under this plan.

The following table summarizes stock option activity, including aggregate intrinsic value, for the year-to-date period ended March 31, 2026:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2025	5,759	$36.31	6.0	$6,457
Granted	1,273	13.71
Exercised	(21)	8.93
Forfeited	(13)	27.87
Expired	(258)	34.56
Outstanding as of March 31, 2026	6,740	$32.21	6.5	$7,691
Options vested and expected to vest as of March 31, 2026	6,740	$32.21	6.5	$7,691
Options exercisable as of March 31, 2026	4,245	$43.44	5.1	$3,581

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ended March 31, 2026:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2025	93	$8.47	93	$9.57
Granted	58	15.39	58	18.33
Vested	(14)	9.59	(44)	20.27
Cancelled	(33)	9.58	(3)	10.38
Unvested as of March 31, 2026	104	$11.81	104	$13.99

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2025	408	$24.15
Granted	172	13.66
Vested	(148)	34.02
Cancelled	(12)	32.69
Unvested as of March 31, 2026	420	$16.16

Stock-Based Compensation Expense

During the three and six months ended March 31, 2026 and 2025, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$1,531	$1,390	$3,191	$2,822
General and administrative	2,217	3,298	4,367	7,532
	$3,748	$4,688	$7,558	$10,354

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock options	$2,581	$3,001	$5,056	$6,344
Restricted stock units	919	1,338	2,017	2,749
rTSRUs	197	174	308	447
Performance stock units	51	175	177	814
	$3,748	$4,688	$7,558	$10,354

During the three and six months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of March 31, 2026, the Company had an aggregate of $24,902 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

9. Income Taxes

For the three and six months ended March 31, 2026, the Company recorded an income tax expense of $7 and $31, respectively, as compared to an income tax benefit of $1,305 and $1,721 during the three and six months ended March 31, 2025. The income tax benefit for the three and six months ended March 31, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $871. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions that became effective in 2025 and others in the future. The Company determined that the legislation does not have a material impact on its condensed consolidated financial statements for the three and six months ended March 31, 2026.

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

On June 21, 2022, the Company filed suit in the United States District Court for the District of Massachusetts against Pfizer Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the “’953 Patent”) in the manufacture, use, and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the ’953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. The Company is seeking fair compensation for Pfizer’s use of a coronavirus protease inhibitor claimed in the ’953 Patent. In May 2024, the Company and Pfizer each filed motions for summary judgment and, on December 23, 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. In its decision, the District Court also denied the Company’s partial motion for summary judgment of infringement as moot in light of its allowance of summary judgment on invalidity. On February 3, 2025, the Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit, and the oral argument occurred on May 11, 2026. The timing for a decision on the appeal remains uncertain; based on the current schedule, however, the Company anticipates a decision from the Federal Circuit by the end of September 2026.

On August 20, 2025, the Company filed a patent infringement action in the Unified Patent Court (the “UPC”) of the European Union against Pfizer Inc. and certain of its subsidiaries. The suit seeks a determination of liability for infringement of European Patent No. EP 4 051 265 (the “’265 Patent”) in connection with Pfizer’s manufacture, use, and sale of Paxlovid™ (nirmatrelvir tablets; ritonavir tablets) in the 18 EU member states participating in the UPC. The ’265 Patent is the European counterpart to the ‘953 Patent. A hearing on the infringement action and counterclaim for revocation has been scheduled for September 29, 2026 and, under the UPC procedures, a decision is expected to be rendered within weeks thereafter. If the UPC determines there has been infringement, subsequent proceedings would be required to determine damages. All timelines remain subject to potential rights of appeal and other customary proceedings in European patent litigation.

The Company records all legal expenses associated with the patent infringement suits as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026.

11. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on discovering and developing small molecule drugs with an emphasis on virology and immunology indications. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM reviews consolidated operating results and utilizes net loss from the Statement of Operations against budget forecasts as the primary measure of segment profit or loss in making decisions surrounding allocating resources and assessing performance of the Company. The CODM is regularly provided detailed expense information, including expenses by expense category and program. The CODM makes decisions surrounding capital and personnel allocation using this information on a consolidated basis. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term and long-term marketable securities, as a measure of segment assets. As of March 31, 2026, the Company’s cash, cash equivalents and short-term and long-term marketable securities were $227,012. The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Royalty revenue	$17,159	$14,926	$35,774	$31,885
Total revenue	17,159	14,926	35,774	31,885
Operating expenses:
RSV	4,933	17,794	9,854	36,207
Total virology	4,933	17,794	9,854	36,207
KIT	3,726	3,588	8,571	7,845
STAT6	6,394	3,705	13,495	5,993
MRGPRX2	2,612	2,471	4,869	4,548
Total immunology	12,732	9,764	26,935	18,386
Early discovery	1,572	153	3,151	512
Other pipeline programs	206	354	362	616
Total other programs	1,778	507	3,513	1,128
General and administrative	9,568	11,388	18,577	24,234
Total operating expenses	29,011	39,453	58,879	79,955
Loss from operations	(11,852)	(24,527)	(23,105)	(48,070)
Other income (expense):
Interest expense	(3,316)	(1,714)	(6,399)	(3,676)
Interest and investment income, net	2,084	2,292	4,506	5,091
Total other (expense) income, net	(1,232)	578	(1,893)	1,415
Loss before income taxes	(13,084)	(23,949)	(24,998)	(46,655)
Income tax (expense) benefit	(7)	1,305	(31)	1,721
Net loss	$(13,091)	$(22,644)	$(25,029)	$(44,934)

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

Immunology:

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of type 2 inflammatory disease by targeting key mechanisms of the immune response. An overactive immune response is a primary driver of a number of inflammatory diseases for which there is an enduring unmet need including atopic dermatitis, or AD, urticarias, asthma, prurigo nodularis, or PN, chronic rhinosinusitis with nasal polyps, or CRSwNP, as well as some forms of chronic obstructive pulmonary disease, or COPD, and other conditions. Based on industry reports, by 2030 the market is projected to be approximately $5 billion for urticaria, $30 billion for AD and $35 billion for the combined market of asthma, COPD, CRSwNP, and PN.

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
•
Atopic dermatitis, or AD, a chronic dermatological disease characterized by dry, red, inflamed, irritated and itchy skin with significant quality of life impacts such as leading a limited lifestyle, avoidance of social interactions and a reduced range of activities, with AD affecting 7.3% of the U.S. adult population, of whom approximately 40% have moderate to severe disease.

As of March 31, 2026, we had $227.0 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2026, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

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

In these Phase 2 clinical studies, zelicapavir has demonstrated a favorable safety profile, consistent with that observed in over 700 subjects exposed to zelicapavir to date, as well as antiviral activity and reductions in symptom duration. We are continuing to conduct enabling activities for a pivotal study of zelicapavir in high-risk patients with RSV, including engaging with the FDA on the registrational development path. We plan to provide an update on the study design and development path in the second quarter of 2026. In parallel, we are exploring potential business development opportunities related to our RSV programs.

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

Immunology. We are leveraging our expertise in developing small molecule inhibitors to design and develop highly potent and selective oral medicines targeting the following mechanisms of immune response:

•
KIT Inhibitors. We have a clinical-stage program to develop oral KIT inhibitors for the treatment of CSU and potentially other mast cell-associated indications by depleting mast cells, thereby addressing a primary driver of these diseases. We have selected EDP-978 as our clinical candidate. EDP-978 demonstrates potent nanomolar activity in both binding and cellular function assays, sub-nanomolar activity in vivo, and high selectivity for KIT versus other kinases. EDP-978 also demonstrates strong in vitro and in vivo absorption, distribution, metabolism and excretion, or ADME, properties, supporting once-daily dosing. In April 2026, we dosed our first participant in a randomized, double-blind, placebo-controlled, first-in-human Phase 1 clinical trial. The trial is expected to enroll approximately 98 healthy adult volunteers, ranging in age from 18 to 65 years old, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics, including serum tryptase, of EDP-978. The trial includes a single ascending dose (SAD) phase, with a two-part food-effect cohort, and a multiple ascending dose (MAD) phase with a 14-day treatment period. We expect to report topline data from this trial in the fourth quarter of 2026.
•
STAT6 Inhibitors. We have a pre-clinical stage program to develop oral inhibitors of the signal transducer and activator of transcription 6 transcription factor, known as STAT6, for the treatment of type 2 immune-driven diseases. STAT6 is responsible for IL-4/IL-13 signaling, the pathway targeted by dupilumab, an IL-4 and IL-13 monoclonal antibody marketed as DUPIXENT®. We are initially focusing on AD for a proof-of-concept clinical study, and subsequently other indications where dupilumab is approved or has shown clinical activity. EPS-3903 is our lead development candidate, which has demonstrated nanomolar potency in both binding and cellular assays and is highly selective for STAT6 versus other STATs. EPS-3903 results in a rapid, continuous and complete (>90%) inhibition of phosphorylated STAT6 after oral dosing in mice. Importantly, EPS-3903 shows in vivo efficacy comparable to dupilumab, or an anti-mouse IL-4/IL-13 antibody, in multiple disease models of asthma (ovalbumin, house dust mite) and AD (MC903). EPS-3903 displays favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We are currently performing scale-up and Investigational New Drug application, or IND, enabling activities and are on track to file an IND in the second half of 2026.
•
MRGPRX2 Inhibitors. In January 2026, we announced a pre-clinical program targeting MRGPRX2, a non-canonical G protein-coupled receptor, or GPCR, expressed predominantly on mast cells, for the treatment of type 2 immune driven diseases. MRGPRX2 inhibitors act through non-depleting mast cell modulation, including IgE-independent pathways, and may have the potential to address multiple chronic inflammatory diseases, including urticaria, asthma, prurigo nodularis and others, with strong efficacy and a best-in-disease safety profile. Currently, our prototype inhibitors demonstrate MRGPRX2 inhibition with nanomolar potency (EC50 of 1-2nM) in cellular assays and prevent skin mast cell activation in humanized MRGPRX2 mouse models. Further, our prototype inhibitors show potent activity across multiple MRGPRX2 agonists, with high selectivity for MRGPRX2 versus other GPCRs. These prototypes also demonstrate favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We are continuing to evaluate multiple compounds in pre-clinical studies and expect to select a development candidate in the second half of 2026.

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. We are currently conducting enabling activities for a pivotal study of zelicapavir in high-risk patients with RSV. In addition, we initiated a Phase 1 clinical trial of EDP-978, our lead immunology program. We are also continuing to conduct pre-clinical discovery research efforts in immunology.

As a result of the timing of our clinical and pre-clinical development programs, we expect our research and development expenses will fluctuate from period to period. In the next 12 months, we expect a reduction in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs.

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

The following table is a summary of revenue recognized for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Revenue
Royalty revenue	$17,159	$14,926	$35,774	$31,885
Total revenue	$17,159	$14,926	$35,774	$31,885

As disclosed above regarding our OMERS royalty sale agreement, we only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

Internal Programs

As our internal product candidates are currently in pre-clinical or clinical development, we have not generated any revenue from our own product sales. We do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

Operating Expenses

Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Research and Development Expenses

Research and development expenses consist of costs incurred to conduct basic research, such as the discovery and development of novel small molecules as therapeutics, as well as any external expenses of pre-clinical and clinical development activities. We expense all costs of research and development as incurred. These expenses consist primarily of:

•
third-party contract costs relating to research, formulation, manufacturing, pre-clinical study, and clinical trial activities;
•
personnel costs, including salaries, related benefits, and stock-based compensation for employees engaged in scientific research and development functions;
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect a reduction in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

Our research and drug discovery and development programs are in early stages; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to the pre-clinical and clinical success and prospects of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$17,159	$14,926
Research and development	19,443	28,065
General and administrative	9,568	11,388
Interest expense	(3,316)	(1,714)
Interest and investment income, net	2,084	2,292
Income tax (expense) benefit	(7)	1,305
Net loss	$(13,091)	$(22,644)

Revenue

We recognized revenue of $17.2 million during the three months ended March 31, 2026 as compared to $14.9 million during the three months ended March 31, 2025. The $2.2 million increase in revenue was primarily due to AbbVie’s higher reported HCV sales as compared to the same period in 2025.

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

Beginning with the three months ended September 30, 2023, 54.5% of our quarterly royalty payments on net sales of MAVYRET/MAVIRET that are included in our total revenue are paid to OMERS through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The $200.0 million received in April 2023 was recognized on our condensed consolidated balance sheets as a liability which will be reduced by the payments made to OMERS over the term of the royalty sale agreement. We will continue to record 100% of HCV royalties earned under the AbbVie Agreement as royalty revenue in our condensed consolidated statements of operations since the AbbVie Agreement has not been amended and is independent of our agreement with OMERS.

Research and development expenses

	Three Months Ended March 31,
	2026	2025
	(in thousands)
R&D programs:
Virology
RSV	$4,933	$17,794
Total Virology	$4,933	$17,794
Immunology
KIT	3,726	3,588
STAT6	6,394	3,705
MRGPRX2	2,612	2,471
Total Immunology	$12,732	$9,764
Other Programs
Early discovery	1,572	153
Other pipeline programs	206	354
Total Other Programs	$1,778	$507
Total research and development expenses	$19,443	$28,065

Research and development expenses for the three months ended March 31, 2026 decreased by $8.6 million compared to the same period in 2025.

Virology

The costs in our virology programs decreased by $12.9 million due to the timing of clinical trials in our RSV programs.

Immunology

The costs in our immunology programs increased by $3.0 million due to scale-up and IND-enabling activities for such programs.

Other Programs

Other program costs increased by $1.3 million as we advanced early-stage drug discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $1.8 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to lower stock-based compensation expenses during the three months ended March 31, 2026.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $1.6 million for the three months ended March 31, 2026, as compared to the same period in 2025, due to an increase in royalties arising from AbbVie’s product sales under the AbbVie Agreement and corresponding royalty payment to OMERS arising from such sales pursuant to our OMERS royalty sales agreement.

Interest and investment income, net

Interest and investment income, net, decreased by $0.2 million for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was due to lower interest rates year over year.

Income tax (expense) benefit

The income tax expense of less than $0.1 million during the three months ended March 31, 2026 was primarily due to state income taxes. The income tax benefit during the three months ended March 31, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $0.9 million. We received the federal income tax refund of $33.8 million, inclusive of interest, in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. We determined that the legislation does not have a material impact on our condensed consolidated financial statements for the three and six months ended March 31, 2026.

Results of Operations

Comparison of the Six Months Ended March 31, 2026 and 2025

	Six Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$35,774	$31,885
Research and development	40,302	55,721
General and administrative	18,577	24,234
Interest expense	(6,399)	(3,676)
Interest and investment income, net	4,506	5,091
Income tax (expense) benefit	(31)	1,721
Net loss	$(25,029)	$(44,934)

Revenue

We recognized revenue of $35.8 million during the six months ended March 31, 2026 as compared to $31.9 million during the six months ended March 31, 2025. The $3.9 million increase in revenue was primarily due to AbbVie’s higher reported HCV sales as compared to the same period in 2025.

Research and development expenses

	Six Months Ended March 31,
	2026	2025
	(in thousands)
R&D programs:
Virology
RSV	$9,854	$36,207
Total Virology	$9,854	$36,207
Immunology
KIT	8,571	7,845
STAT6	13,495	5,993
MRGPRX2	4,869	4,548
Total Immunology	$26,935	$18,386
Other Programs
Early discovery	3,151	512
Other pipeline programs	362	616
Total Other Programs	$3,513	$1,128
Total research and development expenses	$40,302	$55,721

Research and development expenses for the six months ended March 31, 2026 decreased by $15.4 million compared to the same period in 2025.

Virology

The costs in our virology program decreased by $26.4 million due to the timing of our clinical trials in our RSV program.

Immunology

The costs in our immunology programs increased by $8.5 million due to scale-up and IND-enabling activities for such programs.

Other Programs

Other program costs increased by $2.4 million as we advanced early-stage drug discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $5.7 million for the six months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to lower stock-based compensation expenses during the six months ended March 31, 2026 and a decrease in legal expenses related to our patent infringement suit against Pfizer for the ’953 Patent.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $2.7 million for the six months ended March 31, 2026, as compared to the same period in 2025 due to an increase in royalties arising from AbbVie’s product sales under the AbbVie Agreement and corresponding royalty payment to OMERS arising from such sales pursuant to our OMERS royalty sales agreement.

Interest and investment income, net

Interest and investment income, net, decreased by $0.6 million for the six months ended March 31, 2026, as compared to the same period in 2025. The decrease was due to lower interest rates year over year.

Income tax (expense) benefit

The income tax expense of less than $0.1 million during the six months ended March 31, 2026 was primarily due to state income taxes. The income tax benefit during the six months ended March 31, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $0.9 million. We received the federal income tax refund of $33.8 million, inclusive of interest, in April 2025.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At March 31, 2026, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $227.0 million.

The following table shows a summary of our cash flows:

	Six Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$(18,855)	$(30,289)
Investing activities	(35,356)	64,534
Financing activities	56,841	(11,873)
Net increase in cash, cash equivalents and restricted cash	$2,630	$22,372

Net cash used in operating activities

Cash used in operating activities was $18.9 million for the six months ended March 31, 2026 as compared to cash used in operating activities of $30.3 million for the same period in 2025. Our cash used in operating activities decreased by $11.4 million primarily due to lower research and development payments.

Net cash (used in) provided by investing activities

Cash used in investing activities was $35.4 million for the six months ended March 31, 2026 as compared to cash provided by investing activities of $64.5 million for the same period in 2025. Our cash used in investing activities increased by $99.9 million, driven by the timing of purchases and maturities of marketable securities in 2026 compared to 2025.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $56.8 million for the six months ended March 31, 2026 as compared to cash used in financing activities of $11.9 million for the same period in 2025. Our cash provided by financing activities increased by $68.7 million, driven primarily by proceeds received from our public offering which closed in October 2025.

Funding Requirements

As of March 31, 2026, we had $227.0 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2026, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $4.2 million for the remainder of 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, $9.5 million in 2030, and $41.1 million thereafter.

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

Preferred Stock

As of March 31, 2026, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.3 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of March 31, 2026. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to such risk factors during the three months ended March 31, 2026. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of Enanta Pharmaceuticals, Inc.	8-K	03/28/2013	3.1	001-35839

3.2	Amended and Restated Bylaws of Enanta Pharmaceuticals, Inc. (as amended and restated in August 2015)	8-K	08/18/2015	3.2	001-35839

10.1	2019 Equity Incentive Plan (as amended March 2026)	8-K	03/12/2026	10.1	001-35839

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	—	—	—	—	X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable Taxonomy Extension information contained in Exhibit 101).					X

ENANTA PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENANTA PHARMACEUTICALS, INC.

Date: May 13, 2026	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	/s/ Harry R. Trout III
Harry R. Trout III Vice President, Finance (Principal Financial Officer)