Form 10-Q
period 2026-06-30
ENANTA PHARMACEUTICALS INC
filed 2026-08-12
CIK 1177648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 29,125,402 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	September 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$33,419	$32,298
Short-term marketable securities	156,087	156,566
Accounts receivable	6,534	6,882
Prepaid expenses and other current assets	7,579	8,590
Total current assets	203,619	204,336
Long-term marketable securities	21,987	—
Property and equipment, net	31,942	35,395
Operating lease, right-of-use assets	35,852	37,549
Long-term restricted cash	3,360	3,360
Other long-term assets	110	92
Total assets	$296,870	$280,732
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,293	$1,948
Accrued expenses and other current liabilities	10,183	12,751
Liability related to the sale of future royalties	36,784	30,710
Operating lease liabilities	3,906	3,146
Total current liabilities	54,166	48,555
Liability related to the sale of future royalties, net of current portion	88,289	111,132
Operating lease liabilities, net of current portion	51,750	54,757
Series 1 nonconvertible preferred stock	1,311	1,311
Other long-term liabilities	286	260
Total liabilities	195,802	216,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock; $0.01 par value per share, 100,000 shares authorized; 29,120 and 21,387 shares issued and outstanding at June 30, 2026 and September 30, 2025 respectively	291	214
Additional paid-in capital	551,163	469,771
Accumulated other comprehensive loss	(927)	(339)
Accumulated deficit	(449,459)	(404,929)
Total stockholders' equity	101,068	64,717
Total liabilities and stockholders' equity	$296,870	$280,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Royalty revenue	$14,359	$18,314	$50,133	$50,199
Total revenue	14,359	18,314	50,133	50,199
Operating expenses:
Research and development	22,126	27,210	62,428	82,931
General and administrative	9,469	9,997	28,046	34,231
Total operating expenses	31,595	37,207	90,474	117,162
Loss from operations	(17,236)	(18,893)	(40,341)	(66,963)
Other income (expense):
Interest expense	(4,130)	(1,618)	(10,529)	(5,294)
Interest and investment income, net	1,901	2,285	6,407	7,376
Total other (expense) income, net	(2,229)	667	(4,122)	2,082
Loss before income taxes	(19,465)	(18,226)	(44,463)	(64,881)
Income tax (expense) benefit	(36)	(29)	(67)	1,692
Net loss	$(19,501)	$(18,255)	$(44,530)	$(63,189)
Net loss per share, basic and diluted	$(0.67)	$(0.85)	$(1.54)	$(2.96)
Weighted average common shares outstanding, basic and diluted	29,090	21,377	28,958	21,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(19,501)	$(18,255)	$(44,530)	$(63,189)
Other comprehensive loss:
Net unrealized loss on marketable securities	(193)	(178)	(588)	(704)
Total other comprehensive loss	(193)	(178)	(588)	(704)
Comprehensive loss	$(19,694)	$(18,433)	$(45,118)	$(63,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2025	21,387	$214	$469,771	$(339)	$(404,929)	$64,717
Issuance of common stock from October 2025 public offering, net of issuance costs of $4,802	7,475	75	69,873	—	—	69,948
Exercise of stock options	16	—	141	—	—	141
Vesting of restricted stock units, net of withholding	141	1	(98)	—	—	(97)
Stock-based compensation expense	—	—	3,810	—	—	3,810
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(11,938)	(11,938)
Balances, December 31, 2025	29,019	$290	$543,497	$(329)	$(416,867)	$126,591
Exercise of stock options	5	—	49	—	—	49
Vesting of restricted stock units, net of withholding	37	1	(306)	—	—	(305)
Stock-based compensation expense	—	—	3,748	—	—	3,748
Other comprehensive loss	—	—	—	(405)	—	(405)
Net loss	—	—	—	—	(13,091)	(13,091)
Balances, March 31, 2026	29,061	$291	$546,988	$(734)	$(429,958)	$116,587
Exercise of stock options	55	—	492	—	—	492
Vesting of restricted stock units, net of withholding	4	—	—	—	—	—
Stock-based compensation expense	—	—	3,683	—	—	3,683
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(19,501)	(19,501)
Balances, June 30, 2026	29,120	$291	$551,163	$(927)	$(449,459)	$101,068

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, September 30, 2024	21,194	$212	$451,340	$302	$(323,040)	$128,814
Exercise of stock options	11	—	94	—	—	94
Vesting of restricted stock units, net of withholding	128	1	(138)	—	—	(137)
Stock-based compensation expense	—	—	5,666	—	—	5,666
Other comprehensive loss	—	—	—	(331)	—	(331)
Net loss	—	—	—	—	(22,290)	(22,290)
Balances, December 31, 2024	21,333	$213	$456,962	$(29)	$(345,330)	$111,816
Vesting of restricted stock units, net of withholding	44	1	(128)	—	—	(127)
Stock-based compensation expense	—	—	4,688	—	—	4,688
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,644)	(22,644)
Balances, March 31, 2025	21,377	$214	$461,522	$(224)	$(367,974)	$93,538
Vesting of restricted stock units, net of withholding	1	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	4,177	—	—	4,177
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(18,255)	(18,255)
Balances, June 30, 2025	21,378	$214	$465,696	$(402)	$(386,229)	$79,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(44,530)	$(63,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,241	14,531
Depreciation and amortization expense	3,624	3,302
Non-cash interest associated with the sale of future royalties	1,743	(1,399)
Non-cash royalty revenue	417	(2,020)
Premium paid on marketable securities	(1,240)	—
Amortization of premiums on marketable securities	330	1,461
Loss on disposal of property and equipment	—	6
Change in operating assets and liabilities:
Accounts receivable	348	(1,687)
Prepaid expenses and other current assets	1,011	2,173
Income tax receivable	—	31,975
Operating lease, right-of-use assets	1,697	3,607
Other long-term assets	(18)	—
Accounts payable	1,339	(588)
Accrued expenses	(2,568)	(2,360)
Operating lease liabilities	(2,247)	1,384
Other long-term liabilities	26	21
Net cash used in operating activities	(28,827)	(12,783)
Cash flows from investing activities
Purchase of marketable securities	(216,084)	(141,008)
Proceeds from maturities and sale of marketable securities	194,898	190,497
Purchase of property and equipment	(165)	(11,438)
Net cash (used in) provided by investing activities	(21,351)	38,051
Cash flows from financing activities
Proceeds from October 2025 public offering, net of issuance costs of $4,802	69,948	—
Payments on royalty sale liability, net of imputed interest	(18,929)	(18,124)
Payments for settlement of share-based awards	(402)	(267)
Proceeds from the exercise of stock options	682	94
Net cash provided by (used in) financing activities	51,299	(18,297)
Net increase in cash, cash equivalents and restricted cash	1,121	6,971
Cash, cash equivalents and restricted cash at beginning of period	35,658	41,201
Cash, cash equivalents and restricted cash at end of period	$36,779	$48,172
Supplemental disclosure of non-cash information:
Purchases of fixed assets included in accounts payable and accrued expenses	$6	$1,396
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,199
Supplemental disclosure of cash flow information
Cash paid for interest	$8,761	$7,185
Cash received from tenant improvement allowances	$330	$5,146
Cash received from income tax refund	$—	$33,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENANTA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in thousands, except per share data)

1. Nature of the Business and Basis of Presentation

Enanta Pharmaceuticals, Inc. (collectively with its subsidiary, the “Company”), incorporated in Delaware in 1995, is a biotechnology company that uses its robust, chemistry-driven approach and drug discovery capabilities to discover and develop small molecule drugs for virology and immunology indications. The Company discovered glecaprevir, the second of two antiviral protease inhibitors developed through its collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017 for the treatment of chronic HCV. MAVYRET and MAVIRET were also approved as the first and only treatments for acute HCV infection in the United States and the European Union in June 2025 and June 2026, respectively.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and nine months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026 and results of operations for the three and nine months ended June 30, 2026 and 2025 and cash flows for the nine months ended June 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for subsequent quarters or the year ending September 30, 2026.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. All amounts in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements, except per share amounts, are in thousands unless otherwise indicated.

The accompanying condensed consolidated financial statements have been prepared based on continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company began reporting a net loss in fiscal 2020 and reported a net loss of $44,530 for the nine months ended June 30, 2026 and $81,889 for the year ended September 30, 2025. As of June 30, 2026, the Company had an accumulated deficit of $449,459. The Company expects to continue to generate operating losses for the foreseeable future as the Company continues to advance its wholly-owned programs. As of June 30, 2026, the Company had $211,493 in cash, cash equivalents and short-term and long-term marketable securities. The Company expects that its cash, cash equivalents and short-term and long-term marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through equity offerings, non-dilutive financings, collaborations, strategic alliances or licensing agreements. The Company may not be able to obtain sufficient financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). There have been no material changes to the Company’s significant accounting policies since the beginning of this fiscal year.

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

	As of June 30,
	2026	2025
	(in thousands)
Options to purchase common stock	6,667	5,953
Unvested rTSRUs	104	93
Unvested PSUs	104	93
Unvested restricted stock units	420	414

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that were subject to fair value measurement on a recurring basis as of June 30, 2026 and September 30, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$25,532	$—	$—	$25,532
Marketable securities:
U.S. Treasury notes	178,074	—	—	178,074
	$203,606	$—	$—	$203,606
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,580	$—	$—	$11,580
Marketable securities:
U.S. Treasury notes	156,566	—	—	156,566
	$168,146	$—	$—	$168,146
Liabilities:
Series 1 nonconvertible preferred stock	$—	$—	$1,311	$1,311
	$—	$—	$1,311	$1,311

During the three and nine months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of Level 1 instruments is valued using quoted prices in active markets. The fair value of Level 2 instruments classified as marketable securities is typically determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and current spot rates.

The 1,930 outstanding shares of Series 1 nonconvertible preferred stock as of June 30, 2026 and September 30, 2025 are measured at fair value. These outstanding shares are financial instruments that might require a transfer of assets because of the liquidation features in the contract and are therefore recorded as liabilities and measured at fair value. The fair value of the outstanding shares is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company utilizes a probability-weighted valuation model which takes into consideration various outcomes that may require the Company to transfer assets upon liquidation. Changes in the fair values of the Series 1 nonconvertible preferred stock are recognized in other income (expense) in the condensed consolidated statements of operations.

The recurring Level 3 fair value measurements of the Company’s outstanding Series 1 nonconvertible preferred stock using probability-weighted discounted cash flow include the following significant unobservable inputs:

	Range
	June 30,	September 30,
Unobservable Input	2026	2025
Probabilities of payout	0%-65%	0%-65%
Discount rate	8.25%	8.25%

There were no changes in the fair value of nonconvertible preferred stock during the three and nine months ended June 30, 2026 and 2025.

In April 2023, the Company entered into a royalty sale agreement with an affiliate of OMERS, pursuant to which the Company was paid a $200,000 cash purchase price in exchange for 54.5% of future quarterly royalty payments on net sales of MAVYRET/MAVIRET, after June 30, 2023, through June 30, 2032, subject to a cap on aggregate payments equal to 1.42 times the purchase price. The Company accounted for the upfront payment as a liability related to the sale of future royalties. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2026 and is based on current estimates of future royalties expected to be paid to OMERS over the next 6 years, which are considered Level 3 inputs. See Note 7 for a rollforward of the liability.

4. Marketable Securities

As of June 30, 2026 and September 30, 2025, the fair value of available-for-sale marketable securities, by type of security, was as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$178,617	$—	$(543)	$—	$178,074
	$178,617	$—	$(543)	$—	$178,074

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$156,521	$47	$(2)	$—	$156,566
	$156,521	$47	$(2)	$—	$156,566

As of June 30, 2026 and September 30, 2025, marketable securities consisted of investments that mature within one year, with the exception of certain U.S. Treasury notes as of June 30, 2026 which have maturities between one and two years and an aggregate fair value of $21,987.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025
	(in thousands)
Accrued payroll and related expenses	$4,932	$6,469
Accrued research and development expenses	2,270	1,800
Accrued professional fees	1,148	1,386
Accrued pharmaceutical drug manufacturing	1,598	2,691
Accrued other	235	405
	$10,183	$12,751

6. AbbVie Collaboration

The Company has a Collaborative Development and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie to identify, develop and commercialize HCV NS3 and NS3/4A protease inhibitor compounds, including paritaprevir and glecaprevir, under which the Company has received license payments, proceeds from a sale of preferred stock, research funding payments, milestone payments and royalties totaling approximately $1,372,000 through June 30, 2026. Since the Company satisfied all of its performance obligations under the AbbVie Agreement by the end of fiscal 2011, all milestone payments received since then have been recognized as revenue when the milestones were achieved by AbbVie.

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

At June 30, 2026, the estimated future cash flows resulted in an effective annual imputed interest rate of approximately 12.8%.

The following table summarizes the activity of the liability related to the sale of future royalties:

Liability related to the sale of future royalties
(in thousands)
Balance - September 30, 2025	$141,842
Royalty payable to purchaser	(7,826)
Payments on royalty sale liability	(19,472)
Interest expense	10,529
Balance - June 30, 2026	$125,073

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

The following table summarizes stock option activity, including aggregate intrinsic value, for the year-to-date period ended June 30, 2026:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2025	5,759	$36.31	6.0	$6,457
Granted	1,291	13.72
Exercised	(76)	8.94
Forfeited	(23)	21.39
Expired	(284)	36.24
Outstanding as of June 30, 2026	6,667	$32.30	6.3	$12,570
Options vested and expected to vest as of June 30, 2026	6,667	$32.30	6.3	$12,570
Options exercisable as of June 30, 2026	4,437	$42.16	5.1	$5,989

Market and Performance-Based Stock Unit Awards

The Company awards both performance share units, or PSUs, and relative total stockholder return units, or rTSRUs, to its executive officers. The number of units granted represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0% to 150% of the target number. The number of shares cancelled represents the target number of shares, less any shares that vested. The following table summarizes PSU and rTSRU activity (at target) for the year-to-date period ended June 30, 2026:

	PSUs		rTSRUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested as of September 30, 2025	93	$8.47	93	$9.57
Granted	58	15.39	58	18.33
Vested	(14)	9.59	(44)	20.27
Cancelled	(33)	9.58	(3)	10.38
Unvested as of June 30, 2026	104	$11.81	104	$13.99

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year-to-date period ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of September 30, 2025	408	$24.15
Granted	181	13.70
Vested	(152)	33.36
Cancelled	(17)	26.51
Unvested as of June 30, 2026	420	$16.28

Stock-Based Compensation Expense

During the three and nine months ended June 30, 2026 and 2025, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$1,566	$1,783	$4,757	$4,605
General and administrative	2,117	2,394	6,484	9,926
	$3,683	$4,177	$11,241	$14,531

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock options	$2,437	$2,805	$7,493	$9,149
Restricted stock units	918	1,262	2,935	4,011
rTSRUs	168	110	476	557
Performance stock units	160	—	337	814
	$3,683	$4,177	$11,241	$14,531

During the three and nine months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense for performance-based stock units for which vesting became probable upon achievement of performance-based targets that occurred during the performance period.

As of June 30, 2026, the Company had an aggregate of $21,609 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

9. Income Taxes

For the three and nine months ended June 30, 2026, the Company recorded an income tax expense of $36 and $67, respectively, as compared to an income tax expense of $29 and income tax benefit of $1,692 during the three and nine months ended June 30, 2025. The income tax benefit for the nine months ended June 30, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $871. The federal income tax refund of $33,785, inclusive of interest, was received in April 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions that became effective in 2025 and others in the future. The Company determined that the legislation does not have a material impact on its condensed consolidated financial statements for the three and nine months ended June 30, 2026.

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

In June 2022, the Company filed suit in the United States District Court for the District of Massachusetts against Pfizer Inc. seeking damages for infringement of U.S. Patent No. 11,358,953 (the “’953 Patent”) in the manufacture, use, and sale of Pfizer’s COVID-19 antiviral, Paxlovid™ (nirmatrelvir tablets; ritonavir tablets). The United States Patent and Trademark Office awarded the ’953 Patent to the Company in June 2022 based on the Company's July 2020 patent application describing coronavirus protease inhibitors invented by the Company. In December 2024, the District Court issued a summary judgment decision ruling that the asserted claims of the ’953 Patent were invalid. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit, and, in June 2026, the Federal Circuit affirmed the decision of the District Court and ruled that the claims of the ’953 Patent were invalid. On July 23, 2026, the Company filed a combined petition for panel or en banc rehearing of the Federal Circuit’s decision. The timing for a decision on the petition remains uncertain; however, the Company anticipates a decision from the Federal Circuit before the end of September 2026.

In August 2025, the Company filed a patent infringement action in the Unified Patent Court (the “UPC”) of the European Union against Pfizer Inc. and certain of its subsidiaries. The suit seeks a determination of liability for infringement of European Patent No. EP 4 051 265 (the “’265 Patent”) in connection with Pfizer’s manufacture, use, and sale of Paxlovid™ (nirmatrelvir tablets; ritonavir tablets) in the 18 EU member states participating in the UPC. The ’265 Patent is the European counterpart to the ’953 Patent. A hearing on the infringement action and counterclaim for revocation has been scheduled for September 29, 2026 and, under the UPC procedures, a decision is expected to be rendered within weeks thereafter. If the UPC determines there has been infringement, subsequent proceedings would be required to determine damages. In May 2026, Pfizer also filed an opposition against the ’265 Patent with the European Patent Office (the “EPO”). All timelines remain subject to potential rights of appeal and other customary proceedings in European patent litigation and EPO procedures.

The Company records all legal expenses associated with the patent infringement suits as incurred in the consolidated statements of operations.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from services to be provided to the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors’ and officers’ insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026.

11. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on discovering and developing small molecule drugs with an emphasis on virology and immunology indications. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM reviews consolidated operating results and utilizes net loss from the statement of operations against budget forecasts as the primary measure of segment profit or loss in making decisions surrounding allocating resources and assessing performance of the Company. The CODM is regularly provided detailed expense information, including expenses by expense category and program. The CODM makes decisions surrounding capital and personnel allocation using this information on a consolidated basis. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term and long-term marketable securities, as a measure of segment assets. As of June 30, 2026, the Company’s cash, cash equivalents and short-term and long-term marketable securities were $211,493. The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Royalty revenue	$14,359	$18,314	$50,133	$50,199
Total revenue	14,359	18,314	50,133	50,199
Operating expenses:
RSV	5,893	15,412	15,746	51,620
Total virology	5,893	15,412	15,746	51,620
KIT	4,232	4,057	12,803	11,902
STAT6	7,083	4,678	20,578	10,670
MRGPRX2	3,368	2,292	8,237	6,840
Total immunology	14,683	11,027	41,618	29,412
Early discovery	1,421	603	4,572	1,115
Other pipeline programs	129	168	492	784
Total other programs	1,550	771	5,064	1,899
General and administrative	9,469	9,997	28,046	34,231
Total operating expenses	31,595	37,207	90,474	117,162
Loss from operations	(17,236)	(18,893)	(40,341)	(66,963)
Other income (expense):
Interest expense	(4,130)	(1,618)	(10,529)	(5,294)
Interest and investment income, net	1,901	2,285	6,407	7,376
Total other (expense) income, net	(2,229)	667	(4,122)	2,082
Loss before income taxes	(19,465)	(18,226)	(44,463)	(64,881)
Income tax (expense) benefit	(36)	(29)	(67)	1,692
Net loss	$(19,501)	$(18,255)	$(44,530)	$(63,189)

12. Subsequent Events

On July 2, 2026, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, under which it may offer and sell shares of its common stock, having an aggregate offering price of up to $75.0 million, from time to time through Jefferies under the at-the-market (ATM) facility. The Company has not issued any shares of common stock under this sale agreement through the filing date of this Form 10-Q.

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

Virology:

We discovered glecaprevir, the second of two antiviral protease inhibitors developed through our collaboration with AbbVie for the treatment of acute or chronic infection with hepatitis C virus, or HCV. Glecaprevir is co-formulated as part of AbbVie’s leading brand of direct-acting antiviral, combination treatment for HCV, which has been marketed under the tradenames MAVYRET® (U.S.) and MAVIRET® (ex-U.S.) (glecaprevir/pibrentasvir) since 2017 for the treatment of chronic HCV. MAVYRET and MAVIRET were also approved as the first and only treatments for acute HCV infection in the United States and the European Union in June 2025 and June 2026, respectively.

Our active development programs in virology are focused on respiratory syncytial virus, or RSV, the most common cause of bronchiolitis and pneumonia and a leading cause of U.S. hospitalization in young children, and a significant cause of respiratory illness in older adults. Populations at high risk for severe RSV infection include infants and young children, adults older than 65 years of age, and those with comorbidities such as chronic heart or lung disease. CDC estimates from the United States 2024-2025 RSV season indicate that RSV led to up to 6.8 million outpatient visits, approximately 370,000 hospitalizations, and up to 24,000 deaths. We estimate a global market opportunity of over $2 billion for an oral RSV antiviral for children and all high-risk adults, with a potential total addressable population of greater than 3 million patients in the United States. Additionally, we believe that the recent FDA approval of at-home combination self-tests capable of detecting RSV, influenza A & B, and COVID-19 will further drive RSV diagnosis and potentially enable a test-to-treat model for zelicapavir.

We also have clinical-stage programs in virology for SARS-CoV-2, the virus that causes COVID-19, and Hepatitis B virus, or HBV, the most prevalent chronic hepatitis.

Immunology:

In immunology, we are designing and developing highly potent and selective, oral small molecule inhibitors for the treatment of type 2 inflammatory disease by targeting key mechanisms of the immune response. An overactive immune response is a primary driver of a number of inflammatory diseases for which there is an enduring unmet need including atopic dermatitis, or AD, urticaria, asthma, prurigo nodularis, or PN, chronic rhinosinusitis with nasal polyps, or CRSwNP, as well as some forms of chronic obstructive pulmonary disease, or COPD, eosinophilic esophagitis, or EoE, allergic rhinoconjunctivitis, or ARC, and other conditions. Based on industry reports, by 2032 the market is projected to be approximately $40 billion for urticaria and AD, approximately $40 billion for the combined market of asthma, COPD, CRSwNP, EoE, ARC and PN and could include an additional $40 billion or greater taking into account potential expansion into gastrointestinal and neurology indications thought to be associated with mast cells.

Our initial immunology targets involve the following mechanisms:

•
KIT, a receptor tyrosine kinase, critical for regulating mast cell survival and activation, including release of potent inflammatory mediators such as histamine, which is a primary driver of inflammation and implicated in multiple allergic diseases;
•
STAT6, a transcription factor uniquely responsible for interleukin-4, or IL-4, and interleukin-13, or IL-13, cell signaling, which drives a type 2 dominant phenotype and downstream inflammation; and
•
MRGPRX2, a non-canonical G-Protein-Coupled-Receptor, or GPCR, expressed predominantly on mast cells, which upon activation triggers degranulation and release of inflammation mediating components, leading to an inflammatory response that is a driver in multiple allergic diseases, and potentially implicated in migraine.

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

As of June 30, 2026, we had $211.5 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2026, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029.

Our Wholly-Owned Programs

All of our development programs are wholly-owned, including our RSV and immunology programs.

RSV. We have two clinical stage candidates for RSV – zelicapavir (EDP-938) and EDP-323, both of which have Fast Track designation from the U.S. Food and Drug Administration, or FDA. Both candidates inhibit viral replication and the production of new virions for both major subgroups of RSV, and differ from fusion inhibitors, which act only at viral entry. Zelicapavir is an inhibitor of the RSV N-protein, and EDP-323 is an inhibitor of the RSV L-protein.

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

o
Next Steps. In June 2026, we announced plans to initiate a registrational Phase 2b/3 clinical trial of zelicapavir in adults at high risk of severe outcomes from RSV infection. We expect to initiate this study named RESOLVE in the fourth quarter of 2026, with data from the Phase 2b portion of the RESOLVE study targeted for 2027. We also announced plans for a Phase 2b clinical trial of zelicapavir in pediatric patients with RSV. We initiated this pediatric study named LOTUS and dosed our first participant in the third quarter of 2026, with topline data expected in 2027. In parallel with these activities, we are exploring potential business development opportunities related to our RSV programs.
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
•
MRGPRX2 Inhibitors. In January 2026, we announced a preclinical program targeting MRGPRX2, a GPCR, expressed predominantly on mast cells, for the treatment of type 2 immune driven diseases. MRGPRX2 inhibitors act through non-depleting mast cell modulation, including IgE-independent pathways, and may have the potential to address multiple chronic inflammatory diseases, including atopic dermatitis, asthma and others, with strong efficacy and a best-in-disease safety profile as well as potential in migraine. Currently, our prototype inhibitors demonstrate MRGPRX2 inhibition with nanomolar potency (EC50 of 1-2nM) in cellular assays and prevent skin mast cell activation in humanized MRGPRX2 mouse models. Further, our prototype inhibitors show potent activity across multiple MRGPRX2 agonists, with high selectivity for MRGPRX2 versus other GPCRs. These prototypes also demonstrate favorable in vitro and in vivo ADME properties, supportive of once-daily dosing potential. We are continuing to evaluate multiple compounds in preclinical studies and expect to select a development candidate in the second half of 2026.

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

Glecaprevir is the HCV protease inhibitor we discovered that was developed by AbbVie in a fixed-dose combination with its NS5A inhibitor, pibrentasvir, for the treatment of chronic HCV. This product was also approved by the FDA and European Commission as the first and only treatment for acute HCV infection in June 2025 and June 2026, respectively. This patented combination, currently marketed under the brand names MAVYRET® (U.S.) and MAVIRET® (ex-U.S.), is referred to in this report as MAVYRET/MAVIRET. The first protease inhibitor developed through this collaboration, paritaprevir, is part of AbbVie’s initial HCV regimens, which have been almost entirely replaced by MAVYRET/MAVIRET. Since August 2017, substantially all of our royalty revenue has been derived from AbbVie’s net sales of MAVYRET/MAVIRET. Our ongoing royalty revenues from this regimen consist of annually tiered, double-digit, per-product royalties on 50% of the calendar year net sales of the glecaprevir/pibrentasvir combination in MAVYRET/MAVIRET. The annual royalty tiers return to the lowest tier for sales on and after each January 1.

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

Financial Operations Overview

We are currently funding all research and development for our wholly-owned programs, which are targeted toward the discovery and development of novel compounds. We are advancing zelicapavir into the RESOLVE study, a registrational Phase 2b/3 clinical trial in adults at high risk of severe outcomes from RSV infection. In addition, we are conducting the LOTUS study, a Phase 2b clinical trial of zelicapavir in pediatric patients with RSV, and a Phase 1 clinical trial of EDP-978, our lead immunology program. We are also continuing to conduct preclinical discovery research efforts in immunology.

As a result of the timing of our clinical and preclinical development programs, we expect our research and development expenses will fluctuate from period to period. In the next 12 months, we expect an increase in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs.

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

The following table is a summary of revenue recognized for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Royalty revenue	$14,359	$18,314	$50,133	$50,199
Total revenue	$14,359	$18,314	$50,133	$50,199

As disclosed above regarding our OMERS royalty sale agreement, we only retain 45.5% of the cash payments from royalties on net sales of MAVYRET/MAVIRET occurring after June 30, 2023 through June 30, 2032, subject to a cap on aggregate payments to OMERS equal to 1.42 times OMERS’ purchase price.

Internal Programs

As our internal product candidates are currently in preclinical or clinical development, we have not generated any revenue from our own product sales. We do not expect to generate any revenue from product sales derived from these product candidates for at least the next several years.

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
•
allocated facility-related costs;
•
laboratory consumables; and
•
third-party license fees.

At any given time, we have later stage programs in clinical development as well as several active early-stage research and drug discovery projects. Our internal resources, employees and infrastructure are utilized across multiple projects, including our early-stage discovery projects. As such, we report information regarding costs incurred based on our programs (i.e., disease area) rather than on a project specific basis. All indirect costs are allocated to programs based on headcount and square footage of our facilities. We expect that our research and development expenses will fluctuate from period to period as we advance our research and development programs. However, in the next 12 months, we expect an increase in our external research and development expenses, primarily driven by the timing of clinical trials in our RSV programs. To date, we have not identified any significant impact of inflation on spending in research and development, but it is uncertain whether there will be inflationary impacts in future periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenue	$14,359	$18,314
Research and development	22,126	27,210
General and administrative	9,469	9,997
Interest expense	(4,130)	(1,618)
Interest and investment income, net	1,901	2,285
Income tax expense	(36)	(29)
Net loss	$(19,501)	$(18,255)

Revenue

We recognized revenue of $14.4 million during the three months ended June 30, 2026 as compared to $18.3 million during the three months ended June 30, 2025. The $4.0 million decrease in revenue was primarily due to AbbVie’s lower reported HCV sales as compared to the same period in 2025.

Our royalty revenues eligible to be earned in the future will depend on AbbVie’s HCV market share, the pricing of the MAVYRET/MAVIRET regimen, the number of patients treated and the effect of the label expansion for MAVYRET/MAVIRET for the treatment of patients with acute HCV infection. In addition, at the beginning of each calendar year (the second quarter of our fiscal year), our royalty rate resets to the lowest tier for each of our royalty-bearing products licensed to AbbVie.

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

Research and development expenses

	Three Months Ended June 30,
	2026	2025
	(in thousands)
R&D programs:
Virology
RSV	$5,893	$15,412
Total Virology	$5,893	$15,412
Immunology
KIT	4,232	4,057
STAT6	7,083	4,678
MRGPRX2	3,368	2,292
Total Immunology	$14,683	$11,027
Other Programs
Early discovery	1,421	603
Other pipeline programs	129	168
Total Other Programs	$1,550	$771
Total research and development expenses	$22,126	$27,210

Research and development expenses for the three months ended June 30, 2026 decreased by $5.1 million compared to the same period in 2025.

Virology

The costs in our virology programs decreased by $9.5 million due to the timing of clinical trials in our RSV programs.

Immunology

The costs in our immunology programs increased by $3.7 million due to scale-up and IND-enabling activities for such programs.

Other Programs

Other program costs increased by $0.8 million as we advanced early-stage drug discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $0.5 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower stock-based compensation expenses during the three months ended June 30, 2026.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $2.5 million for the three months ended June 30, 2026, as compared to the same period in 2025, due to an increase in forecasted royalties arising from AbbVie’s product sales under the AbbVie Agreement and corresponding royalty payment to OMERS arising from such sales pursuant to our OMERS royalty sales agreement.

Interest and investment income, net

Interest and investment income, net, decreased by $0.4 million for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was due to lower interest rates year over year.

Income tax expense

The income tax expense of less than $0.1 million during the three months ended June 30, 2026 and 2025 was primarily due to state income taxes.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and immediate expensing of domestic research and development costs. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. We determined that the legislation does not have a material impact on our condensed consolidated financial statements for the three and nine months ended June 30, 2026.

Results of Operations

Comparison of the Nine Months Ended June 30, 2026 and 2025

	Nine Months Ended June 30,
	2026	2025
	(in thousands)
Revenue	$50,133	$50,199
Research and development	62,428	82,931
General and administrative	28,046	34,231
Interest expense	(10,529)	(5,294)
Interest and investment income, net	6,407	7,376
Income tax (expense) benefit	(67)	1,692
Net loss	$(44,530)	$(63,189)

Revenue

We recognized revenue of $50.1 million during the nine months ended June 30, 2026 as compared to $50.2 million during the nine months ended June 30, 2025. The $0.1 million decrease in revenue was primarily due to a slight decrease in AbbVie’s reported HCV sales as compared to the same period in 2025.

Research and development expenses

	Nine Months Ended June 30,
	2026	2025
	(in thousands)
R&D programs:
Virology
RSV	$15,746	$51,620
Total Virology	$15,746	$51,620
Immunology
KIT	12,803	11,902
STAT6	20,578	10,670
MRGPRX2	8,237	6,840
Total Immunology	$41,618	$29,412
Other Programs
Early discovery	4,572	1,115
Other pipeline programs	492	784
Total Other Programs	$5,064	$1,899
Total research and development expenses	$62,428	$82,931

Research and development expenses for the nine months ended June 30, 2026 decreased by $20.5 million compared to the same period in 2025.

Virology

The costs in our virology program decreased by $35.9 million due to the timing of our clinical trials in our RSV program.

Immunology

The costs in our immunology programs increased by $12.2 million due to scale-up and IND-enabling activities for such programs.

Other Programs

Other program costs increased by $3.2 million as we advanced early-stage drug discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $6.2 million for the nine months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower stock-based compensation expenses during the nine months ended June 30, 2026 and a decrease in legal expenses related to our patent infringement suit against Pfizer for the ’953 Patent.

Other income (expense)

Changes in components of other income (expense) were as follows:

Interest expense

Interest expense increased by $5.2 million for the nine months ended June 30, 2026, as compared to the same period in 2025 due to an increase in forecasted royalties arising from AbbVie’s product sales under the AbbVie Agreement and corresponding royalty payment to OMERS arising from such sales pursuant to our OMERS royalty sales agreement.

Interest and investment income, net

Interest and investment income, net, decreased by $1.0 million for the nine months ended June 30, 2026, as compared to the same period in 2025. The decrease was due to lower interest rates year over year.

Income tax (expense) benefit

The income tax expense of $0.1 million during the nine months ended June 30, 2026 was primarily due to state income taxes. The income tax benefit of $1.7 million during the nine months ended June 30, 2025 was primarily due to an additional federal income tax refund from a net operating loss carryback of $0.9 million. We received the federal income tax refund of $33.8 million, inclusive of interest, in April 2025.

Liquidity and Capital Resources

We fund our operations with cash flows from our retained portion of our royalty revenue and our existing financial resources. At June 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term and long-term marketable securities of $211.5 million.

On July 2, 2026, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, under which we may offer and sell shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through Jefferies under the at-the-market (ATM) facility. We have not issued any shares of common stock under this sale agreement through the filing date of this Form 10-Q.

The following table shows a summary of our cash flows:

	Nine Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$(28,827)	$(12,783)
Investing activities	(21,351)	38,051
Financing activities	51,299	(18,297)
Net increase in cash, cash equivalents and restricted cash	$1,121	$6,971

Net cash used in operating activities

Cash used in operating activities was $28.8 million for the nine months ended June 30, 2026 as compared to cash used in operating activities of $12.8 million for the same period in 2025. Our cash used in operating activities was lower in 2025 primarily due to receipt of a $33.8 million income tax refund in April 2025, partially offset by lower research and development payments in 2026.

Net cash (used in) provided by investing activities

Cash used in investing activities was $21.4 million for the nine months ended June 30, 2026 as compared to cash provided by investing activities of $38.1 million for the same period in 2025. Our cash used in investing activities increased by $59.4 million, driven by the timing of purchases and maturities of marketable securities in 2026 compared to 2025.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $51.3 million for the nine months ended June 30, 2026 as compared to cash used in financing activities of $18.3 million for the same period in 2025. Our cash provided by financing activities increased by $69.6 million, driven primarily by proceeds received from our public offering which closed in October 2025.

Funding Requirements

As of June 30, 2026, we had $211.5 million in cash, cash equivalents and short-term and long-term marketable securities. Based on our operating plan, we believe that our existing cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2026, as well as the cash flows from our retained portion of future HCV royalties, will enable us to fund our operating expenses and capital expenditure requirements into fiscal 2029. However, our projection of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Total estimated minimum lease payments for the next 5 years and thereafter under our existing facility and leased equipment agreements are $2.1 million for the remainder of 2026, $8.7 million in 2027, $9.0 million in 2028, $9.3 million in 2029, $9.5 million in 2030, and $41.1 million thereafter.

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

Preferred Stock

As of June 30, 2026, we had 1.9 million outstanding shares of Series 1 nonconvertible preferred stock, all of which we classified as a long-term liability on our consolidated balance sheet and recorded at fair value of $1.3 million. The fair value of the preferred stock was measured based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of these instruments represents less than 10% of liabilities as of June 30, 2026. The Series 1 nonconvertible preferred stock issued would require the payment of $2.0 million in the event of a qualifying merger or sale of the company.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our 2025 Form 10-K for information about our critical accounting policies as well as a description of our other significant accounting policies. There have been no material changes to our critical accounting policies since the beginning of this fiscal year.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended June 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to such risk factors during the three months ended June 30, 2026. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

ENANTA PHARMACEUTICALS, INC.

Date: August 12, 2026	/s/ Jay R. Luly, Ph.D.
Jay R. Luly, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	/s/ Harry R. Trout III
Harry R. Trout III Vice President, Finance (Principal Financial Officer)